Form 10QSB
period 1996-01-31
RISK GEORGE INDUSTRIES INC
filed 1996-04-22
CIK 84112

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     FORM 10-QSB
(Mark One)
   [x]  Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
         For the quarter ended January 31, 1996
   [ ]   Transition report under Section 13 or 15(d) of the
       Exchange Act.
         For the transition period from _____to _____
         Commission file number 0-5378

              GEORGE RISK INDUSTRIES, INC.
           (Exact name of small business issuer as
               specified in its charter)

     Colorado                            84-0524756
  (State or other jurisdiction             (IRS employers
of incorporation or organization)       identification No.)

            802 South Elm, Kimball,  NE  69145
         (Address of principal executive offices)
                   (308)-235-4645
                (Issuer's telephone number)

                     n/a
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements  for the past 90
days.
                 Yes [x]   No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                Yes [ ]  No [ ]

          APPLICABLE ONLY TO CORPORATE ISSUERS

State   the  number  of  shares  outstanding  of each of the
issuer's   classes  of   common  equity,   as  of the latest
practicable date:  6,095,397

           PART I. FINANCIAL INFORMATION

            GEORGE RISK INDUSTRIES, INC.
                Balance Sheet
               January 31, 1996
[CAPTION]
[S]                                          [C]
ASSETS
Current Assets
  Cash                                       $   487,000
  Marketable securities                        2,036,000
  Accounts receivable:
   Trade, net of $50,000 doubtful
    account allowance                            847,000
  Officers and employees                           2,000
  Note Receivable                                  3,000
  Inventories (Note 1)                         1,887,000
  Prepaid expenses                                97,000
  Deferred income taxes                           34,000
                             ___________
Total current assets                           5,393,000

Property And Equipment, Net, At Cost             640,000

Other Assets                                      54,000
                             ___________
TOTAL ASSETS                                 $ 6,087,000



[CAPTION]
         LIABILITIES AND STOCKHOLDERS EQUITY
[S]                                          [C]
Current Liabilities
  Accounts payable, trade                    $   228,000
  Notes payable, current portion                  58,000
  Accrued expenses                               297,000
                             ___________
Total current liabilities                        583,000
Long term Liabilities
  Notes payable, FKI, Inc.                       390,000
  Deferred Income Taxes                           30,000
                             ___________
Total long term liabilities                      420,000
Stockholders Equity
  Convertible preferred stock                    257,000
  Common stock, Class A                          850,000
  Additional paid-in capital                   1,644,000
  Net unrealized loss on marketable
    securities                                   (21,000)
  Retained earnings                            3,047,000
  Less cost of treasury stock                   (693,000)
                             ___________
Total stockholders equity                      5,084,000
                             ___________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $ 6,087,000
[FN]
See Accompanying Notes to Financial Statements

              GEORGE RISK INDUSTRIES INC.
                 STATEMENTS OF INCOME
                     (unaudited)

             for three months            for nine months
               ended                       ended
               Jan.31                      Jan.31
            1996          1995          1996          1995
         _______________________     _______________________

Net sales       $2,108,000   $2,377,000     $7,032,000   $7,190,000
Less cost of
 goods sold      1,045,000    1,121,000      3,547,000    3,862,000
         _______________________     _______________________
Gross profit    $1,063,000   $1,256,000     $3,485,000   $3,328,000

Operating expenses
  G&A              134,000      151,000        460,000      433,000
  Sales            427,000      456,000      1,471,000    1,382,000
  Engineering       17,000       12,000         45,000       32,000
         _______________________     _______________________
         $  578,000   $  619,000     $1,976,000   $1,847,000
Income from
  operations       485,000      637,000      1,509,000    1,481,000

Other income
  (expenses)
  Interest income   34,000        6,000        118,000      (18,000)
  Other             (5,000)       2,000         (6,000)      27,000
         _______________________     _______________________
         $   29,000   $    8,000     $  112,000   $    9,000

Income before prov-
  ision for income
   tax          $  514,000   $  645,000     $1,621,000   $1,490,000

Provision for income
  tax
  Current expense  228,000      257,000        739,000      645,000
         _______________________     _______________________

Net Income      $  286,000   $  388,000     $  882,000   $  845,000

Net income per
  common share  $     0.05   $     0.06     $    0.14    $     0.12

Weighted average
  number of common
   shares out-
    standing     6,095,397    6,798,347     6,266,408     6,798,347

See Accompanying Notes To Financial Statements

            GEORGE RISK INDUSTRIES, INC
              Statements of Cash Flows
    For The Nine Months Ended January 31, 1996 and 1995
[CAPTION]                           1996             1995
                    ___________________________
[S]                               [C]               [C]
Cash Flow From Operating
 Activities:
   Net income                    $ 882,000        $  845,000

   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

       Depreciation                 47,000             8,000

       Changes in assets
     and liabilities:

       (Increase) decrease
          in:
     Accounts receivable        89,000           150,000
     Note Receivable            (3,000)             0
     Inventories              (383,000)         (263,000)
     Prepaid expenses          (15,000)           20,000

       Increase (decrease)
          in:
     Accounts payable          120,000            14,000
     Accrued expenses         (132,000)          (75,000)
     Notes payable             448,000            (1,000)
     Class II Deferred         (20,000)              0
     Income tax payable         63,000               0

Net cash provided by (used in)   _________        __________
  operating activities           1,096,000           699,000

Cash Flows From Investing
 Activities:

 (Purchase) sale of property
   and equipment                  (130,000)          (48,000)
 (Purchase) sale of
   marketable securities          (382,000)         (579,000)

Net cash provided by (used in)  __________        __________
 investing activities             (512,000)         (627,000)

Cash Flows From Financing
 Activities:

 (Purchase) Issue of
   treasury stock                 (566,000)                0

Net cash provided by (used in)  __________        __________
 financing activities             (566,000)                0

Net increase (decrease) in
 cash                            $   8,000        $   72,000

Cash at beginning
 of period                       $ 479,000        $  292,000
Cash at end of period            $ 487,000        $  364,000

             GEORGE RISK INDUSTRIES, INC

            NOTES TO FINANCIAL STATEMENTS

                January 31, 1996

Note 1. Inventories

     At January 31, 1996, and October 31, 1995, respectively, inventories consisted of the following:

Raw materials                   $ 1,416,000     $ 1,205,000
Work in process                     155,000         165,000
Finished goods                      362,000         389,000
                   ___________     ___________
                     1,933,000       1,759,000
                   ___________     ___________
Less allowance for obsolete
     inventory                      <46,000>        <46,000>
                   ___________     ___________

Totals                          $ 1,887,000     $ 1,713,000

            GEORGE RISK INDUSTRIES, INC

           Part I. FINANCIAL INFORMATION

    Item 2. Management Discussion and Analysis of
         Financial Condition and Results of
         Operations.

          MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 1995.

Net cash  decreased $362,000 during the quarter ended
January 31, 1996 but has increased $8,000 for the nine months ended January 31, 1996. Net income decreased 27% for the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. For the nine month period net income increased 4% as compared to the same nine month period last year. Accounts receivable increased $22,000 during the current quarter but decreased $89,000 for the nine months ended January 31, 1996. Inventories increased $174,000 during the quarter ended January 31, 1996 and increased $383,000 for the nine months ended January 31, 1996 as compared to a $208,000 increase during the same quarter last year and an increase of $263,000 for the nine months ended January 31, 1995. The decrease in cash flows also reflects $225,000 being used to purchase marketable securities during the current quarter.

Net cash used in investing activities for the current quarter increased $280,000 and increased $512,000 for the nine months ended January 31, 1996. Asset purchases increased $55,000 for the quarter ended January 31, 1996 compared to an increase of $56,000 for the three months ended January 31, 1995. For the nine months ended January 31, 1996 asset purchases increased $130,000 as compared to an increase of $48,000 for the corresponding period last year. The asset additions for the current quarter include a new computer system costing $43,000. Included in the purchase price is new software with enhancements linked to our present soft-ware, new hardware, installation and support services. Management made the decision to replace and upgrade the present system because of continuing problems and increased computer down time for repairs and restoring lost information. The company expects to have the installation and conversion completed by March 15, 1996. The company also capitalized several mold designs that were completed during the quarter. The company used $225,000 in the purchase of marketable securities during the quarter ended January 31, 1996 compared to $513,000 during the corresponding quarter last year. For the nine month period ended January 31, 1996 purchases of marketable securities totalled $382,000 as compared to $579,000 for the same period last year.

The company used $50,000 in financing activities during the quarter ended January 31, 1996. GRI bought back 50,004 shares of George Risk Industries, Inc. common stock through a thirteen month installment agreement with a long-time stockholder. There were no financing activities during the three month or nine month periods ended January 31, 1995. For the nine months ended January 31, 1996 net cash used in financing activities totalled $566,000. This is comprised of the previously reported stock purchase from Forward Kimball Industries in addition to the purchase during the current quarter. As previously reported, during the quarter ended October 31, 1995 there was a stock distribution to officers as compensation totalling 52,000 shares. During the current quarter an error in the number of shares reported was detected and and corrected. There were actually 32,000 shares distributed. The current quarter financial statements reflect the correction of this error.

Working capital at January 31, 1996 was $4,810,000 as compared to $3,828,000 at January 31, 1995. The current ratio was 9.25 at January 31, 1996 and 8.5 at January 31, 1995. The acid test ratio was 5.78 at January 31, 1996 as compared to 5.8 at January 31, 1995. The accounts receivable turnover was 2.52 for the quarter ended January 31, 1995 and 2.41 for the cor-responding period last year. Accounts receivable collections have averaged $777,000 per month for the nine months ended January 31, 1996.

Net sales decreased 12% during the current quarter ended January 31, 1996 as compared to to the quarter ended January 31, 1995. For the nine months ended January 31, 1996 net sales decreased 2% as compared to the nine month period ended January 31, 1995. Management cites the major snowstorms on the east coast and the general decline in economic con-ditions as major reasons for the decrease in sales during the current quarter. Also, the company has lost approximately $1.5 million in sales since the end of the last fiscal year due to two major customers that have gone out of business. Several smaller customers in both Canada and the United
States have also gone out of business since the beginning of the current fiscal year. Management expects a levelling out of security sales to continue through the next quarter. This is due in part to the decline in the home building industry. However, the company has added 52 new customers during the quarter including one distributor that is expected to be a significant customer.

Cost of goods sold for the quarter ended January 31, 1996 decreased $76,000 as compared to the quarter ended January 31, 1995. Cost of goods sold remains at 50% of net sales for both the three and nine month periods ended January 31, 1996. Cost of goods sold also averaged 50% of net sales for the corresponding periods last year.

Operating expenses were 28% of sales for the three and nine month periods ended January 31, 1996. Operating expenses were 26% of sales for both the three and nine month periods last year.

Other income totalled $29,000 for the quarter ended January
31, 1996. This is comprised of interest and dividends on investments. For the three months ended January 31, 1995 other income was $8,000. For the nine months ended January
31, 1996 and January 31, 1995 other income totalled
$112,000 and $9,000 respectively.

The company's current tax expense for the quarter ended
January 31, 1996 was $228,000 as compared to $257,000 for the quarter ended January 31, 1995. For the nine months ended January 31, 1996 the company's tax expense was $739,000 as compared to $645,000 for the corresponding period last year. The company has incurred additional tax expense of $39,000 to be paid in the next quarter as a result of an IRS audit of the 1994 federal tax return. The tax was based on an error in the calculation of the M-1 reconciliation of prepaid expenses on the return.

George Risk Industries is adding a new type of magnet to its product line. The neodinium magnet has more strength and will be replacing the magnets currently used in select switch sets. These magnets will also be sold seperately for use by customers in other applications. The company has also released a new product through the keyboard segment that is a component in fire alarm systems. Management expects the "power loop supervisor" to open up a new market for the company. The company is also awaiting UL approval on the pool alarm for commercial installations.

           GEORGE RISK INDUSTRIES, INC.

Part II.        OTHER INFORMATION

    Item 1. Legal Proceedings                       n/a

    Item 2. Changes in Securities                   n/a

    Item 3. Defaults upon Senior Securities         n/a

    Item 4. Submission of Matters to a Vote
           of Securities                         n/a

    Item 5. Other Information                       n/a

    Item 6. Exhibits and Reports on Form 8-K

         A.  Exhibits
          Exhibit 27.  Financial Data Schedule

         B.  Reports on Form 8-K
          No 8-K reports were filed during the
            quarter ended January 31, 1996.

                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            George Risk Industries, Inc.
                 (Registrant)


Date  01-31-96                Ken R. Risk
                   Ken R. Risk, Director


Date  01-31-96                Eileen M. Risk
                   Eileen M. Risk, Director