Form 10QSB
period 1996-07-31
RISK GEORGE INDUSTRIES INC
filed 1996-09-13
CIK 84112

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     FORM 10-QSB
(Mark One)
   [x]  Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
         For the quarter ended July 31, 1996
   [ ]   Transition report under Section 13 or 15(d) of the
       Exchange Act.
         For the transition period from _____to _____
         Commission file number 0-5378

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

State   the  number  of  shares  outstanding  of each of the
issuer's   classes  of   common  equity,   as  of the latest
practicable date:  6,061,698

           PART I. FINANCIAL INFORMATION

            GEORGE RISK INDUSTRIES, INC.
                Balance Sheet
                July 31, 1996
[CAPTION]
[S]                                          [C]
ASSETS
Current Assets
  Cash                                       $ 1,501,000
  Marketable securities                        2,385,000
  Accounts receivable:
   Trade, net of $50,000 doubtful
    account allowance                          1,022,000
  Officers and employees                           1,000
  Inventories (Note 1)                         1,205,000
  Prepaid expenses                               115,000
  Deferred income taxes                           52,000
                             ___________
Total current assets                           6,281,000

Property And Equipment, Net, At Cost             594,000

Other Assets                                      75,000
                             ___________
TOTAL ASSETS                                 $ 6,950,000



[CAPTION]
         LIABILITIES AND STOCKHOLDERS EQUITY
[S]                                          [C]
Current Liabilities
  Accounts payable, trade                    $    (6,000)
  Notes payable, current portion                  77,000
  Accrued expenses                               645,000
                             ___________
Total current liabilities                        716,000
Long term Liabilities
  Notes payable, FKI, Inc.                       229,000
  Deferred Income Taxes                           27,000
                             ___________
Total long term liabilities                      256,000
Stockholders Equity
  Convertible preferred stock                    257,000
  Common stock, Class A                          850,000
  Additional paid-in capital                   1,644,000
  Retained earnings                            3,793,000
  Less cost of treasury stock                   (566,000)
                             ___________
Total stockholders equity                      5,978,000
                             ___________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $ 6,950,000
[FN]
See Accompanying Notes to Financial Statements

        GEORGE RISK INDUSTRIES INC.
           STATEMENTS OF INCOME
            (unaudited)

[CAPTION]
             for three months
               ended
               Jul.31
            1996          1995
         _______________________
[S]             [C]          [C]

Net sales       $2,716,000   $2,402,000
Less cost of
 goods sold      1,429,000    1,199,000
         _______________________
Gross profit    $1,287,000   $1,203,000

Operating expenses
  G&A              139,000      154,000
  Sales            469,000      458,000
  Engineering        1,000       14,000
         _______________________
         $  609,000   $  626,000
Income from
  operations       678,000      577,000

Other income
  (expenses)
  Interest income   52,000       39,000
  Interest expense  (9,000)
         _______________________
         $   41,000   $   39,000

Income before prov-
  ision for income
   tax          $  721,000   $  616,000

Provision for income
  tax
  Current expense  303,000      273,000
         _______________________
Net Income      $  418,000   $  343,000

Net income per
  common share  $     0.07   $     0.06

Weighted average
  number of common
   shares out-
    standing     6,061,698    6,622,908
[FN]
See Accompanying Notes To Financial Statements

            GEORGE RISK INDUSTRIES, INC
              Statements of Cash Flows
    For The Three Months Ended July 31, 1996 and 1995
[CAPTION]                           1996             1995
                    ___________________________
[S]                               [C]               [C]
Cash Flow From Operating
 Activities:
   Net income                    $ 418,000        $  343,000

   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

       Depreciation                 24,000            22,000

       Changes in assets
     and liabilities:

       (Increase) decrease
          in:
     Accounts receivable       (53,000)           52,000
     Note Receivable             1,000             0
     Inventories               265,000          (123,000)
     Prepaid expenses           51,000            (4,000)

       Increase (decrease)
          in:
     Accounts payable          (64,000)          (17,000)
     Accrued expenses          (25,000)           13,000
     Notes payable             (16,000)         (100,000)
     Income tax payable        303,000           218,000

Net cash provided by (used in)   _________        __________
  operating activities             904,000           404,000

Cash Flows From Investing
 Activities:

 (Purchase) sale of property
   and equipment                   (63,000)          (28,000)
 (Purchase) sale of
   marketable securities          (247,000)          (88,000)

Net cash provided by (used in)  __________        __________
 investing activities             (310,000)         (116,000)

Net increase (decrease) in
 cash                            $ 594,000        $  288,000

Cash at beginning
 of period                      $  907,000        $  479,000
Cash at end of period           $1,501,000        $  767,000

             GEORGE RISK INDUSTRIES, INC

            NOTES TO FINANCIAL STATEMENTS

                January 31, 1996

Note 1. Inventories

     At July 31, 1996, and April 30, 1996, respectively, inventories consisted of the following:

Raw materials                   $   881,000     $ 1,124,000
Work in process                     201,000         166,000
Finished goods                      170,000         227,000
                   ___________     ___________
                     1,252,000       1,517,000
                   ___________     ___________
Less allowance for obsolete
     inventory                      <46,000>        <46,000>
                   ___________     ___________

Totals                          $ 1,205,000     $ 1,471,000

            GEORGE RISK INDUSTRIES, INC

           Part I. FINANCIAL INFORMATION

    Item 2. Management Discussion and Analysis of
         Financial Condition and Results of
         Operations.

          MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 1996.

Net cash increased $594,000 during the quarter ended July 31, 1996 as compared to an increase of $288,000 during the corres-ponding quarter last year. Inventories decreased $265,000 or 18% during the current quarter. This is due in part to an increase in sales which resulted in less stocked items on hand. Inventories increased $123,000 during the quarter ended July
31, 1995. Prepaid expenses decreased $51,000 during the quarter ended July 31, 1996. The deposit on the new computer system, which totalled $41,000, was moved from the prepaid expense to property, plant and equipment when it became operational in May. The purchases of marketable securities and property and equip-ment totalled $310,000 for the current quarter. The company invested $200,000 in the purchase of additional municipal bonds. Fixed asset purchases included a pen plotter for the Engineering department and a welder and drill press for production. Cash used in investing activities totalled $116,000 for the com-parable period last year.

Working capital at July 31, 1996 was $5,565,000 as compared to $4,418,000 at July 31, 1995. The current ratio was 8.78 for the quarter ended July 31, 1996 and 7.30 for the quarter ended July 31, 1995. The acid test ratio was 6.9 at July 31, 1996 as compared to 4.8 at July 31, 1995. The accounts receivable turnover for the first quarter ended July 31, 1996 was 2.7 as compared to 2.6 for the first quarter last year.

Net sales for the three months ended July 31, 1996 increased 13% as compared to the corresponding three month period last year.
As a percent of sales, cost of goods sold increased 2.71% as compared to the quarter ended July 31, 1995. This increase is due mainly to higher labor and wage related expenses in relation to keeping up with the increase in sales. Effective July 1, 1996 management authorized a .10 (ten cent) per hour wage increase for all full time hourly employees. This across the board increase will increase the company's payroll expenses approximately
$30,000 for the fiscal year ending April 30, 1997.

Interest expense totalled $9,000 for the current quarter compared to no interest expense for the three months ended July 31, 1995. The expense is comprised of imputed interest on the Forward Kimball Industries note payable and the W.A. Richardson note payable. The purpose of these notes was the purchase of George Risk Industries Inc., common stock by the company as reported at the time of purchase. Interest income increased 32% for the quarter ended July 31, 1996 as compared to the same period last year. The company continues to invest its excess cash in interest bearing marketable securities.

During the next quarter the company will be purchasing a TMC molding machine with an approximate cost of $52,000. This machine is fully automated and computerized and will be oper-ated in addition to the four machines that are in use now. The machine will enable the department to keep up with the increased demand for plastic parts and will be more energy efficient.

Management announced that they will expand assembly operations in Gering, Nebraska in late September 1996. This will result in the initial hiring of 20 additional employees with the possibility of more at a later date. Management does not anticipate any increase in overall operating expenses or capital asset purchases that will be material to the company's financial position. The company purchased a used mini van in August
1996 for sales purposes and will utilize it for any commuting or transportation to and from the Gering site.

Also effective in the next quarter will be a wage increase due to the change in the minimum wage law passed by congress recently. Effective September 1, 1996, all full time hourly employees who are earning less than $5.00 per hour will receive an increase to $5.00 per hour. All part-time hourly employees will be in-creased to the mandatory $4.75 per hour minimum wage. Salaried employees and others earning more than $5.00 per hour will be compensated for the change individually at the time of their annual review. Management anticipates that this will increase the payroll and related expenses approximately $60,000 this fiscal year, bringing the annual payroll to slightly more than $3,000,000.

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

    Item 4. Submission of Matters to a Vote
           of Securities                         n/a

    Item 5. Other Information                       n/a

    Item 6. Exhibits and Reports on Form 8-K

         A.  Exhibits
          Exhibit 27.  Financial Data Schedule

         B.  Reports on Form 8-K
          No 8-K reports were filed during the
            quarter ended July 31, 1996.

                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            George Risk Industries, Inc.
                 (Registrant)


Date  07-31-96                Ken R. Risk
                   Ken R. Risk, Director


Date  07-31-96                Eileen M. Risk
                   Eileen M. Risk, Director