Form 10QSB
period 1996-10-31
RISK GEORGE INDUSTRIES INC
filed 1996-12-23
CIK 84112

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     FORM 10-QSB
(Mark One)
   [x]  Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
         For the quarter ended October 31, 1996
   [ ]   Transition report under Section 13 or 15(d) of the
       Exchange Act.
         For the transition period from _____to _____
         Commission file number 0-5378

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

           PART I. FINANCIAL INFORMATION

            GEORGE RISK INDUSTRIES, INC.
                Balance Sheet
                October 31, 1996
[CAPTION]
[S]                                          [C]
ASSETS
Current Assets
  Cash                                       $ 1,289,000
  Marketable securities                        2,703,000
  Accounts receivable:
   Trade, net of $50,000 doubtful
    account allowance                          1,099,000
  Officers and employees                           1,000
  Inventories (Note 1)                         1,281,000
  Prepaid expenses                               104,000
  Deferred income taxes                           52,000
                             ___________
Total current assets                           6,529,000

Property And Equipment, Net, At Cost             636,000

Other Assets                                     101,000
                             ___________
TOTAL ASSETS                                 $ 7,266,000



[CAPTION]
         LIABILITIES AND STOCKHOLDERS EQUITY
[S]                                          [C]
Current Liabilities
  Accounts payable, trade                    $   124,000
  Notes payable, current portion                  76,000
  Accrued expenses                               500,000
                             ___________
Total current liabilities                        700,000
Long term Liabilities
  Notes payable, FKI, Inc.                       209,000
  Deferred Income Taxes                           27,000
                             ___________
Total long term liabilities                      236,000
Stockholders Equity
  Convertible preferred stock                    257,000
  Common stock, Class A                          850,000
  Additional paid-in capital                   1,644,000
  Retained earnings                            4,145,000
  Less cost of treasury stock                   (566,000)
                             ___________
Total stockholders equity                      6,330,000
                             ___________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $ 7,266,000
[FN]
See Accompanying Notes to Financial Statements

        GEORGE RISK INDUSTRIES INC.
           STATEMENTS OF INCOME
            (unaudited)

             for three months        for six  months
               ended                   ended
               Oct.31                  Oct.31
            1996          1995      1996         1995
         _______________________   _________________________

Net sales       $2,936,000   $2,523,000   $5,652,000    $4,924,000
Less cost of
 goods sold      1,597,000    1,303,000    3,026,000     2,502,000
         _______________________   _________________________
Gross profit    $1,339,000   $1,220,000   $2,626,000    $2,422,000

Operating expenses
  G&A              140,000      170,000      279,000       325,000
  Sales            577,000      586,000    1,046,000     1,044,000
  Engineering        3,000       14,000        4,000        28,000
         _______________________   _________________________
         $  720,000   $  770,000   $1,329,000    $1,397,000
Income from
  operations       619,000      450,000    1,297,000     1,025,000

Other income
  (expenses)
  Interest income   43,000       43,000       95,000        83,000
  Interest expense  (8,000)      (1,000)     (17,000)
         _______________________   _________________________
         $   35,000   $   42,000   $   78,000    $   83,000

Income before prov-
  ision for income
   tax          $  654,000   $  492,000   $1,375,000    $1,108,000

Provision for income
  tax
  Current expense  274,000      238,000      577,000       512,000
         _______________________   _________________________

Net Income      $  380,000   $  254,000   $  798,000    $  596,000

Net income per
  common share  $     .062   $     0.05          .13           .10

Weighted average
  number of common
   shares out-
    standing     6,061,698    6,080,919    6,061,698     6,080,919

See Accompanying Notes To Financial Statements

            GEORGE RISK INDUSTRIES, INC
              Statements of Cash Flows
    For The Six Months Ended October 31, 1996 and 1995
[CAPTION]                           1996             1995
                    ___________________________
[S]                               [C]               [C]
Cash Flow From Operating
 Activities:
   Net income                    $  798,000        $  596,000

   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

       Depreciation                  50,000            44,000
       Officer Compensation            0               26,000

       Changes in assets
     and liabilities:

       (Increase) decrease
          in:
     Accounts receivable       (130,000)          111,000
     Note Receivable              1,000              0
     Inventories                190,000          (208,000)
     Prepaid expenses            61,000             4,000

       Increase (decrease)
          in:
     Accounts payable            66,000            85,000
     Accrued expenses           (18,000)           (1,000)
     Notes payable              (36,000)          426,000
     Income tax payable         105,000            83,000
     Class II deferred             0              (20,000)

Net cash provided by (used in)    _________        __________
  operating activities            1,132,000         1,146,000

Cash Flows From Investing
 Activities:

 (Purchase) sale of property
   and equipment                   (156,000)          (75,000)
 (Purchase) sale of
   marketable securities           (594,000)         (158,000)

Net cash provided by (used in)    __________        __________
 investing activities              (750,000)         (233,000)

Cash Flows From Financing
 Activities:

   (Purchase) of treasury
     stock                            0              (544,000)

Net cash provided by (used in)    __________        __________
 financing activities                 0              (544,000)

Net increase (decrease) in
 cash                            $  382,000        $  369,000

Cash at beginning
 of period                       $  907,000        $  479,000
Cash at end of period            $1,289,000        $  848,000

             GEORGE RISK INDUSTRIES, INC

            NOTES TO FINANCIAL STATEMENTS

                October 31, 1996

Note 1. Inventories

     At October 31, 1996, and July 31, 1996, respectively, inventories consisted of the following:

Raw materials                   $   943,000     $   881,000
Work in process                     162,000         201,000
Finished goods                      222,000         170,000
                   ___________     ___________
                     1,327,000       1,252,000
                   ___________     ___________
Less allowance for obsolete
     inventory                      <46,000>        <46,000>
                   ___________     ___________

Totals                          $ 1,281,000     $ 1,471,000

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

Net cash decreased $212,000 during the quarter ended October
31, 1996 as compared to an $81,000 increase during the cor-responding quarter last year. Inventories increased $75,000 or 14% during the current quarter. Inventories increased $85,000 during the quarter ended October 31, 1995. Prepaid expenses decreased $10,000 during the quarter ended October 31,1996 as compared to a $8,000 decrease during the quarter ended October 31, 1995. Advertising catalogs and other lit-erature make up the prepaid expense and are inventoried and expensed monthly. Purchases of marketable securities and property and equipment totalled $444,000 as compared to $116,000 for the corresponding three month period last year. The company purchased a TMC Molding machine during the current quarter that cost $53,000 and also purchased additional bonds and securities totalling $347,000. Purchases of marketable securities totalled $69,000 for the quarter ended October 31, 1995.

Working capital at October 31, 1996 was $5,829,000 as compared to $4,661,000 at October 31, 1995. The current ratio was 9.3 for the quarter ended October 31, 1996 and 8.3 for the quarter ended October 31, 1995. The acid test ratio was 7.28 at October 31, 1996 as compared to 5.4 at July 31, 1995. The accounts receivable turnover for the quarter ended October 31, 1996 was 2.7 as compared to 2.95 for the first quarter last year.

Net sales were $2,936,000 for the quarter ended October 31, 1996 and $2,523,000 for the corresponding quarter last year; a 14% increase. For the six month period, sales increased 13%, from $4,924,000 last year to $5,652,000 for the six months ended October 31, 1996.

Operating espenses were 25% of sales for the three months ended October 31, 1996 and 24% for the six months ended October 31, 1996. For the three months ended October 31, 1995, operating expenses were 31% of sales and for the six months ended October 31, 1995, operating expenses were 29% of sales.

Cost of goods sold increased to 54% of sales during the current quarter as compared to 52% for the corresponding quarter last year. For the six months ended October 31, 1996, the cost of goods sold was 54% as compared to 51% for the six months ended October 31, 1995. The slight increase is due in part to in-creased labor costs as a result of two significant across the board wage increases for all full time hourly employees.

Other income totalled $35,000 for the quarter ended October 31, 1996 and $42,000 for the quarter ended October 31, 1995.
For the six months ended October 31, 1996 and 1995, other income totalled 478,000 and $83,000 respectively. Interest expense was $8,000 for the quarter ended October 31, 1996. For the six months ended October 31, 1996 interest expense totalled $17,000. Interest expense is comprised of imputed interest on the FKI, Inc., and W.A. Richardson notes. Interest income for the quarter ended October 31, 1996 was $43,000 which was the same as the corresponding period last year. For the six months ended October 31,1996 interest income totalled $95,000 as compared to$83,000 for the six months ended October 31, 1995.

Management continues to actively pursue a business acquisition that would compliment our existing product line.

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

    Item 4. Submission of Matters to a Vote
           of Securities                         n/a

    Item 5. Other Information                       n/a

    Item 6. Exhibits and Reports on Form 8-K

         A.  Exhibits
          Exhibit 27.  Financial Data Schedule

         B.  Reports on Form 8-K
          No 8-K reports were filed during the
            quarter ended October 31, 1996.

                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            George Risk Industries, Inc.
                 (Registrant)


Date  10-31-96               Ken R. Risk
                   Ken R. Risk, Director


Date  10-31-96               Eileen M. Risk
                   Eileen M. Risk, Director