Form 10QSB
period 1997-01-31
RISK GEORGE INDUSTRIES INC
filed 1997-03-06
CIK 84112

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     FORM 10-QSB
(Mark One)
   [x]  Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
         For the quarter ended January 31, 1997
   [ ]   Transition report under Section 13 or 15(d) of the
       Exchange Act.
         For the transition period from _____to _____
         Commission file number 0-5378

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

           PART I. FINANCIAL INFORMATION

            GEORGE RISK INDUSTRIES, INC.
                Balance Sheet
                January 31, 1997
[CAPTION]
[S]                                          [C]
ASSETS
Current Assets
  Cash                                       $ 1,166,000
  Marketable securities                        3,177,000
  Accounts receivable:
   Trade, net of $50,000 doubtful
    account allowance                            903,000
  Officers and employees                           1,000
  Inventories (Note 1)                         1,581,000
  Prepaid expenses                               127,000
  Deferred income taxes                           52,000
                             ___________
Total current assets                           7,007,000

Property And Equipment, Net, At Cost             704,000

Other Assets                                      28,000
                             ___________
TOTAL ASSETS                                 $ 7,739,000



[CAPTION]
         LIABILITIES AND STOCKHOLDERS EQUITY
[S]                                          [C]
Current Liabilities
  Accounts payable, trade                    $   160,000
  Notes payable, current portion                  76,000
  Accrued expenses                               508,000
                             ___________
Total current liabilities                        744,000
Long term Liabilities
  Notes payable, FKI, Inc.                       189,000
  Deferred Income Taxes                           27,000
                             ___________
Total long term liabilities                      216,000
Stockholders Equity
  Convertible preferred stock                    257,000
  Common stock, Class A                          850,000
  Additional paid-in capital                   1,644,000
  Retained earnings                            4,594,000
  Less cost of treasury stock                   (566,000)
                             ___________
Total stockholders equity                      6,779,000
                             ___________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $ 7,739,000
[FN]
See Accompanying Notes to Financial Statements

        GEORGE RISK INDUSTRIES INC.
           STATEMENTS OF INCOME
            (unaudited)

             for three months        for nine months
               ended                   ended
               Jan.31                  Jan.31
            1997          1996      1997         1996
         _______________________   _________________________

Net sales       $2,525,000   $2,108,000   $8,177,000    $7,032,000
Less cost of
 goods sold      1,316,000    1,045,000    4,342,000     3,547,000
         _______________________   _________________________
Gross profit    $1,209,000   $1,063,000   $3,835,000    $3,485,000

Operating expenses
  G&A              148,000      134,000      427,000       460,000
  Sales            540,000      427,000    1,586,000     1,471,000
  Engineering        4,000       17,000        8,000        45,000
         _______________________   _________________________
         $  692,000   $  578,000   $2,021,000    $1,976,000
Income from
  operations       517,000      485,000    1,814,000     1,509,000

Other income
  (expenses)
  Interest income   52,000       34,000      147,000       118,000
  Interest expense (30,000)      (5,000)     (47,000)       (6,000)
         _______________________   _________________________
         $   22,000   $   29,000   $  100,000    $  112,000

Income before prov-
  ision for income
   tax          $  539,000   $  514,000   $1,914,000    $1,621,000

Provision for income
  tax
  Current expense  119,000      228,000      696,000       739,000
         _______________________   _________________________

Net Income      $  420,000   $  286,000   $1,218,000    $  882,000

Net income per
  common share  $     .069   $     0.05          .20           .14

Weighted average
  number of common
   shares out-
    standing     6,061,698    6,095,397    6,061,698     6,266,408

See Accompanying Notes To Financial Statements

            GEORGE RISK INDUSTRIES, INC
              Statements of Cash Flows
    For The Nine Months Ended January 31, 1997 and 1996
[CAPTION]                           1997             1996
                    ___________________________
[S]                               [C]               [C]
Cash Flow From Operating
 Activities:
   Net income                    $1,218,000        $  882,000

   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

       Depreciation                  85,000            47,000

       Changes in assets
     and liabilities:

       (Increase) decrease
          in:
     Accounts receivable         66,000            89,000
     Note Receivable              1,000            (3,000)
     Inventories               (111,000)         (383,000)
     Prepaid expenses            42,000           (15,000)

       Increase (decrease)
          in:
     Accounts payable           101,000           120,000
     Accrued expenses            53,000          (132,000)
     Notes payable              (56,000)          448,000
     Income tax payable          87,000            63,000
     Class II deferred             0              (20,000)

Net cash provided by (used in)    _________        __________
  operating activities            1,486,000         1,096,000

Cash Flows From Investing
 Activities:

 (Purchase) sale of property
   and equipment                   (189,000)         (130,000)
 (Purchase) sale of
   marketable securities         (1,038,000)         (382,000)

Net cash provided by (used in)    __________        __________
 investing activities            (1,227,000)         (512,000)

Cash Flows From Financing
 Activities:

   (Purchase) of treasury
     stock                            0              (576,000)

Net cash provided by (used in)    __________        __________
 financing activities                 0              (576,000)

Net increase (decrease) in
 cash                            $  259,000        $    8,000

Cash at beginning
 of period                       $  907,000        $  479,000
Cash at end of period            $1,166,000        $  487,000

             GEORGE RISK INDUSTRIES, INC

            NOTES TO FINANCIAL STATEMENTS

                January 31, 1997

Note 1. Inventories

     At January 31, 1997, and October 31, 1996, respectively, inventories consisted of the following:

Raw materials                   $ 1,081,000     $   943,000
Work in process                     213,000         162,000
Finished goods                      333,000         222,000
                   ___________     ___________
                     1,627,000       1,327,000
                   ___________     ___________
Less allowance for obsolete
     inventory                      <46,000>        <46,000>
                   ___________     ___________

Totals                          $ 1,581,000     $ 1,281,000

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

Net cash decreased $123,000 during the quarter ended January 31, 1997 as compared to a decrease of $362,000 during the corresponding quarter last year. Inventories increased $301,000 during the current quarter and increased $174,000 during the quarter ended January 31, 1996. For the nine months ended January 31, 1997, inventories have increased $111,000 as compared to an increase of $383,000 during the corresponding nine months last year. Prepaid expenses have decreased $42,000 during the nine months ended January 31, 1997 and prepaid expenses increased $150,000 during the nine months ended January 31, 1996. The total value of the Company's marketable securities increased $444,000 for the quarter ended January 31, 1997 and $1,038,000 for the nine months ended January 31, 1997. This compares to increases of $594,000 and $382,000 for the corresponding periods last year. The Company continues to invest excess cash in secure, interest bearing bonds and securities. Purchases of property and equipment in-creased $33,000 during the three months ended January 31, 1997. These asset additions include an Artos wire machine with a cost of $15,000, a welder and several new molds.

Working capital at January 31, 1997 was $6,263,000 as compared to $4,810,000 at January 31, 1996. The current ratio for the period ended January 31, 1997 was 9.42 and 9.25 at January 31, 1996. The acid test ratio was 7.05 at January 31, 1997 and
5.78 at January 31, 1996. Accounts receivable collections have averaged $800,000 per month during the current quarter and the accounts receivable turnover was 2.52 for both the current quarter and the corresponding quarter last year.

Net sales were $2,525,000 for the quarter ended January 31, 1997 as compared to $2,108,000 for the same quarter last year; or a 20% increase. For the nine months ended January 31, 1997, net sales increased 16.2%, from $7,032,000 last year to $8,177,000 this year. The Company continues to acquire new customers and also increase the sales volume of existing cus-tomers. The security products segment currently accounts for 90% of total sales.

Operating expenses were 27% of net sales for the quarter ended January 31, 1997 as compared to 26% for the same quarter last year. Advertising expenses are up slightly over last year as well as wage expenses for hourly clerical employees. Both of these increases are reflected in the 1% increase in operating expenses.

Cost of goods sold has increased from 50% of sales at January 31, 1996 to 53% at January 31, 1997. Management is beginning to see the increase in labor costs associated with two signif-icant hourly wage increases in July and September of this fiscal year. Because of a change in accounting for vacation time due for long-term salaried employees, we have increased vacation expense this fiscal year that past year's comparatives do not reflect.

Other income totaled $147,000 for the nine months ended January 31, 1997 as compared to $118,000 for the nine months ended January 31, 1996. Interest expense for the nine months this year was $47,000 as compared to $6,000 for the same period last year. Interest expense is comprised of imputed interest on the FKI,Inc. and W.A. Richardson notes payable. Other income includes interest and dividend income on the Company's invest-ments.

The current income tax expense decreased from $228,000 during the quarter ended January 31, 1996 to $119,000 for the quarter ended January 31, 1997. This is due to an adjustment that was made because of the prior year's overpayment which had to be credited to this year's current tax expense. This adjustment was made during the current quarter after the Company's tax return was filed.

The Company continues to operate it's satellite plant in Gering, NE with employment at that site currently at 20 people. The main facility currently employs 250 for a total of 270 employees. Management expects to see sales continue to increase during the fourth quarter and expects employment to to remain at 270-275 employees. The Company is researching new areas of product development and looking forward to expanding existing product lines also. The search for a business acquisition continues and management actively prsues different avenues of opportunity in relation to manufacturing automation and equip-ment upgrading.

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

    Item 4. Submission of Matters to a Vote
           of Securities                         n/a

    Item 5. Other Information                       n/a

    Item 6. Exhibits and Reports on Form 8-K

         A.  Exhibits
          Exhibit 27.  Financial Data Schedule

         B.  Reports on Form 8-K
          No 8-K reports were filed during the
            quarter ended January 31, 1997

                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            George Risk Industries, Inc.
                 (Registrant)


Date  01-31-97               Ken R. Risk
                   Ken R. Risk, Director


Date  01-31-97               Eileen M. Risk
                   Eileen M. Risk, Director