Form 10KSB
period 1997-04-30
RISK GEORGE INDUSTRIES INC
filed 1997-07-21
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the fiscal year ended April 30, 1997
                 Commission File Number: 0-5378

                  George Risk Industries, Inc.
        (Name of registrant as specified in its charter)
            Colorado                        84-0524756
    (State of incorporation)       (IRS Employer Identification
                                               No.)
         802 South Elm
          Kimball, NE                         69145
(Address of principal executive             (Zip Code)
            offices)
Issuer's telephone number: (308) 235-4645
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered pursuant to Section 12(g) of the Act:
              Class A Common Stock, $.10 par value
                        (Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $11,059,000

The aggregate market value of the voting stock held by non-affiliates as of July 2, 1997, is $6,207,000.

State  the  number of shares outstanding of each class of  common equity  as  of the latest practicable date: As of June 30,  1997:
6,087,343

Documents incorporated by reference: None

Transitional small business disclosure format:  Yes _X_  No ___

                             Part I


Item 1 Business

(a) Business Development

George Risk Industries, Inc. (GRI or the company) was incorporated in 1967 in Colorado. The company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, and burglar alarm components and systems.

GRI Telemark Corporation (Telemark), a majority owned subsidiary, was incorporated in October 1983 for the purpose of marketing security alarm products. As of April 13, 1993, Telemark was merged into GRI and presently operates as a division of GRI.

Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, and burglar alarm components and systems. The security burglar alarm products comprise approximately 89 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 600 customers. One of the distributors accounts for approximately 41.9 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

The keyboard segment has approximately 300 customers. Keyboard products are sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

Competition

The company has intense competition in the keyboard and burglar alarm lines.

The burglar alarm segment has five or six major competitors. The company competes well based on price, product design, quality, and prompt delivery.

The competitors in the keyboard segment are larger companies with automated production facilities. GRI has emphasized small custom order sales that many of its competitors decline or discourage.

Raw Materials

Sources for the company's raw materials have been limited in the past. The company has been developing other sources of supply including offshore vendors.

Research and Development

The company performs research and development for its customers from time to time. Costs in connection with such product development have been borne by the customers.

Employees

GRI has approximately 230 employees.


Item 2 Properties

The company's plant and offices are located in Kimball, Nebraska. The facilities are owned by the company except for approximately 15,000 square feet rented on a month-to-month basis. The company leases the building for $1,335 per month with Delores Spradlin, sister of Ken R. Risk, who is an officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development and the company leases approximately 3,640 square feet from Agroma International. Currently there are 20 employees at the Gering site.


Item 3 Legal Proceedings

Not applicable.


Item 4 Submission of Matters to a Vote of Security Holders

Not applicable.

                             Part II


Item 5 Market for the Registrant's Common Equity and Related
       Stockholders' Matter

Principal Market

The company's Class A Common Stock is currently quoted over the counter in the NQB "Pink Sheets" by five market makers.

Stock Prices and Dividends Information

1997 Fiscal Year           High                   Low

May 1-July 31              1.50                   1.19
August 1-October 31        1.75                   1.31
November 1-January 31      1.88                   1.41
February 1-April 30        2.69                   1.81
1996 Fiscal Year           High                    Low
May 1-July 31              0.93                   0.75
August 1-October 31        1.56                   0.87
November 1-January 31      1.68                   1.12
February 1-April 30        1.43                   1.06

No dividends were paid during fiscal years ending April 30, 1996 and 1997.

The  number of holders of record of the company's Class A  Common
Stock as of April 30, 1997, was approximately 2000.


Item 6 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

GRI completed the fiscal year ending April 30, 1997, with a net profit of 14.9 percent of sales. Sales were at $11,059,000, up
14.4 percent over the previous year.

The company expects a 5 percent increase in net sales for the fiscal year ending April 30, 1997. This increase will be achieved by the volume increase with the present customers, which has already been started.

The material and labor increased from 42 percent to 45 percent in 1997. The increase is due to the increased labor costs and material costs. The company is expected to retain a gross profit margin of 45 to 50 percent for the coming year.

GRI will continue upgrading the equipment and increase automation for the plant.

The company is still developing new switches for the security segment. The new switches are expected to be improved in design and technology. The expansion of new products will enhance applications in the areas of hydraulics, automotive, machine tools, material handling and others.

The company is continuing to search for a business that would complement the existing business. This would require no outside financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

Liquidity has improved each year and the ratio of cash, securities and accounts receivables to current obligations was
9.0 and 8.1 for the fiscal years ending April 30, 1997, and April 30, 1996, respectively. The company has marketable securities of $3,430,000 as compared to last year with $2,155,000. There was an unrealized loss of $90,000 on securities as compared to an unrealized loss of $35,000 on marketable securities during the previous year.

There are no known seasonal trends with any of GR'Is products, since they sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

Item 7 Financial Statements


                  Independent Auditor's Report




Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 1997, and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 1997, and the
results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.


Mason Russell West, LLC


Littleton, Colorado
May 23, 1997



                 George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 1997



                            Assets

Current Assets:
 Cash and cash equivalents                            $  653,000
 Marketable securities                                 3,430,000
 Accounts receivable:
  Trade, net of allowance for doubtful                 1,275,000
         accounts of $50,000
  Income tax overpayment                                  77,000
  Officer and employees                                   67,000
 Inventories                                           1,678,000
 Prepaid expenses                                         67,000
 Deferred income taxes                                    94,000
                                                      __________
   Total Current Assets                                7,341,000
                                                      __________
Property and Equipment, net, at cost                     680,000
                                                      __________
Other Assets
 Deposit                                                   2,000
 Projects in process                                      41,000
                                                      __________
   Total Other Assets                                     43,000
                                                      __________



Total Assets                                          $8,064,000

See accompanying notes to financial statements







             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $ 196,000
 Accrued expenses:
  Payroll and payroll taxes                             111,000
  Benefits                                              139,000
  Income taxes                                           47,000
  Other                                                  71,000
 Notes payable-current portion                           46,000
                                                      _________
   Total Current Liabilities                            610,000
                                                      _________
Deferred Income Taxes                                    34,000
Long-term debt                                          208,000
Commitments and Contingencies                                 0

Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 12,850
  issued and outstanding                                257,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued            850,000
 Additional paid-in capital                           1,674,000
 Net unrealized loss on marketable securities           (90,000)
 Retained earnings                                    5,077,000
 Less cost of treasury stock,
     2,415,439 shares, at cost                         (556,000)
                                                      _________
   Total Stockholders' Equity                         7,212,000
                                                      _________
Total Liabilities and Stockholders' Equity           $8,064,000
                                                     __________




                 George Risk Industries, Inc.
                     Statements of Income


                                          For the Years Ended
                                               April 30,
                                            1997         1996

Net Sales                              $11,059,000     $9,615,000
 Less cost of goods sold                 5,798,000      4,881,000

                                       ___________      _________
Gross Profit                             5,261,000      4,734,000

Operating Expenses:
 Selling and shipping                    2,120,000      2,001,000
 General and administrative                578,000        582,000
 License fees paid to
    related party                                0         50,000
 Engineering and research                   18,000         57,000
 Rent expense paid to
    related parties                         35,000         35,000
                                       ___________     __________
                                         2,751,000      2,725,000
                                       ___________     __________
Income From Operations                   2,510,000      2,009,000

Other Income (Expense):
 Other                                     (25,000)        42,000
 Dividend and interest income              191,000        151,000
 Interest expense                          (35,000)       (30,000)
 (Loss)/gain on sale of investments          9,000          5,000
                                       ___________     __________
Income  Before  Provision  for  Income
Taxes                                    2,650,000      2,177,000

Provision for Income Taxes:
 Current expense                         1,036,000        936,000
 Deferred tax benefit                      (35,000)       (21,000)
                                       ___________     __________
                                         1,001,000        915,000
                                       ___________     __________
Net Income                              $1,649,000      $1,262,000
                                       ___________     __________
Income per Share of Common Stock       $     .272      $      .20
                                       ___________     __________
Weighted Average Number of Common
 Shares Outstanding                     6,068,109       6,211,335
                                       __________      __________

See accompanying notes to financial statements



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
             From May 1, 1995 Through April 30, 1997



                                                Common Stock
                       Preferred Stock            Class A

                       Shares     Amount      Shares      Amount
Balances, May 1, 1995  12,850    $257,000    8,502,832    $850,000

Purchase of common
  stock for treasury        0           0            0           0

Treasury stock issued
to   officers  at  50
cents in lieu of cash
compensation                0           0            0           0

Decrease  in   unreal
ized     loss      on
marketable securities       0           0            0           0

Net income                  0           0            0           0
                       ______    ________    _________    ________
Balances,  April  30,
1996                   12,850     257,000    8,502,832     850,000

Treasury stock issued
to officers at 1.25
in lieu of cash
compensation                0           0            0          0

Increase in
unrealized loss on
marketable securities      0           0            0           0

Adjusted net income        0           0            0           0
                      ______    ________    _________    ________
Balances,  April  30,
1997                  12,850    $257,000    8,502,832    $850,000
                      ______    ________    _________    ________


See accompanying notes to financial statements



                                     Unrealized
            Treasury Stock            loss on
Paid-In    (Common Class A)          marketable   Retained
Capital       Shares       Amount    securities   Earnings     Total

$1,630,000   1,714,435   $(101,000)  $(48,000)   $2,166,000  $4,754,000


         0     775,004    (467,000)         0             0    (467,000)



    14,000     (32,000)      2,000          0             0      16,000


         0           0           0     13,000             0      13,000

         0           0           0          0     1,262,000   1,262,000
__________   _________    ________   ________    __________  __________
 1,644,000   2,457,439    (566,000)   (35,000)    3,428,000   5,578,000



    30,000     (42,000)     10,000          0             0      40,000


         0           0           0    (55,000)            0     (55,000)

         0           0           0          0     1,649,000   1,649,000
__________   _________   _________   ________    __________  __________
$1,674,000   2,415,439   $(556,000)  $(90,000)   $5,077,000  $7,212,000
__________   _________   _________   ________    __________  __________



                 George Risk Industries, Inc.
                   Statements of Cash Flows

                                              For the Years
                                              Ended April 30,
                                           1997          1996

Cash Flows from Operating Activities:
 Net income
 Adjustments to reconcile net income    $1,649,000     $1,262,000
    to net cash provided by
    operating activities
   Depreciation                            109,000         93,000
   Change in unrealized loss               (55,000)        12,000
          on investments
   Write-off of debt                             0        (20,000)
   Net book value of assets retired          9,000              0
   Changes in assets and liabilities:
    (Increase) decrease in:
     Marketable securities              (1,275,000)      (526,000)
     Accounts receivable                  (306,000)       (33,000)
     Inventories                          (207,000)        34,000
     Prepaid expenses                      (10,000)       (24,000)
     Other assets                           60,000        (90,000)
     Receivable - officers and
      employees                            (64,000)             0
     Income tax overpayment                 (9,000)       (68,000)
     Deferred tax asset                    (43,000)       (17,000)

    Increase (decrease) in:
     Accounts payable                      138,000        (49,000)
     Accrued expenses                      (35,000)        (9,000)
     Accrued income taxes                   37,000         10,000
     Deferred tax liability                  7,000         (4,000)
                                       ___________       ________
    Net cash provided by operating
     activities                              5,000        619,000
                                       ___________       ________

Cash Flows From Investing Activities:
 Purchase of property and equipment       (232,000)       (62,000)
 Purchases of treasury stock                     0       (466,000)
                                       ___________       ________
    Net cash used in investing
     activities                           (232,000)      (528,000)
                                       ___________       ________
Cash Flows From Financing Activities:
 Issuance of long-term debt                      0        494,000
 Principal payments on long-term debt      (67,000)      (173,000)
 Treasury stock issued                      40,000         16,000
                                        ___________      ________
   Net cash used in financing activities   (27,000)       337,000
                                        ___________      ________
Net Increase (Decrease) in Cash and
  Cash Equivalents                        (254,000)       428,000

Cash and Cash Equivalents, beginning of
  year                                     907,000        479,000
                                       ___________       ________
Cash and Cash Equivalents, end of year   $ 653,000       $907,000
                                       ___________       ________

Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,006,000       $948,382
                                       ___________       ________
  Interest expense                         $35,000        $30,000
                                       ___________       ________
Supplemental disclosure of noncash
  investing and financing
 activities-issuance of treasury stock
  in lieu of compensation                  $40,000        $16,000
                                       ___________       ________

See accompanying notes to financial statements



                  George Risk Industries, Inc.
                  Notes to Financial Statements


1.  Nature  of  Business and Summary of Significant  Accounting
Policies

   Nature of Business-The company is engaged in the design, manufacture, and marketing of computer keyboards, push-button switches, and security alarm components.

   At April 30, 1993, the financial statements of the company, George Risk Industries, Inc. (GRI), and its majority-owned subsidiaries, GRI Telemark Corp. (Telemark), and R&D Labs were consolidated. Effective April 30, 1993, the company acquired the entire minority interest in Telemark by issuing 22,160 shares of its Class A common stock and merged Telemark into GRI.

   Cash   and  Cash  Equivalents - The  company  considers  all
   investments purchased with a maturity of three months or less to be cash equivalents.

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the average cost-pricing method. The company uses standard costs to price its manufactured inventories approximating average costs.

   Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $283,000
        Machinery and equipment        5-10        433,000
        Furniture and fixtures         5-10        128,000
        Leasehold improvements         2-3 1/2     140,000
        Buildings                       20         326,000
        Automotive                     3-5          54,000
        Software                       2-5          54,000
        Land                           N/A          13,000
        Total                                    1,431,000
        Accumulated depreciation                  (751,000)
                                                  ________
        Net                                       $680,000
                                                  ________


Depreciation expense of $109,000 and $93,000 has been provided as of April 30, 1997 and 1996, respectively.



   Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

   Income Taxes - The company has adopted the provisions of the SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

   The flow-through method of accounting for tax credits has been adopted by the company. Such credits are reflected as a reduction of the provision for income taxes in the year in which they become available.

   Net Income Per Common Share - Net income per common share is based on the weighted average number of common shares outstanding during each fiscal year. Shares issuable upon the conversion of preferred stock are excluded from the calculations since their effect is insignificant.

   Accounting Estimates - The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and
   assumptions  result  in  approximate  rather   than   exact
   amounts.

2. Inventories

   Inventories at April 30, 1997, consisted of the following:

    Raw materials                               $1,294,000
    Work in process                                176,000
    Finished goods                                 254,000
                                                __________
                                                 1,724,000
                                                __________
    Less allowance for obsolete
    inventory                                       46,000
                                                __________
    Totals                                      $1,678,000
                                                __________



3. Marketable Securities

   Marketable equity securities are recorded at the lower of cost or market and are classified as available-for-sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the statement of operations and any unrealized gains and losses being reported as a separate component of stockholders' equity until realized. Dividend and interest income are accrued as earned.

   Marketable equity securities and unrealized gains and losses consist of the following as of April 30, 1997:


    Cost basis                                  $3,430,000
    Market value                                 3,360,000
                                                __________
    Net unrealized gain (loss)                  $ (90,,000)
                                               ___________
    Gross unrealized gain                       $    3,000
                                               ___________
    Gross unrealized loss                       $  (93,000)
                                               ___________


4. Notes Payable

   Notes payable consists of the following at April 30, 1997:
 Note  payable, 11 percent imputed interest, secured
    by  725,000  shares  of treasury  stock  monthly
    principal  and interest payments of $6,000,  due   254,000
    November 1, 2001
    Less current portion                                46,000
                                                       _______
       Net long-term debt                              $208,000
                                                       ________




5. Stockholders' Equity

   Preferred Stock - Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The
   holders  of  the  convertible  preferred  stock  shall   be
   entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors.


   Convertible preferred stock without par value may be issued from time to time as determined by the board of directors.
   Shares of different series shall be of equal rank but may vary as to terms and conditions.

   Class A Common Stock - The holders of the Class A common stock shall be entitled to receive dividends as declared by the board of directors. No dividends may be paid on the Class A common stock until the holders of the Series #1 preferred stock have been paid a dividend for the four prior quarters and provision has been made for the full dividend in the current fiscal year.

   Stock   Transfer  Agent - The  company  does  not   have   an
   independent stock transfer agent. All stock records are maintained by the company.


6. Commitments, Contingencies, and Related Party Transactions

   Leases - The   company   leases   facilities   from   certain
   officers/directors/stockholders of the company. One lease requires an annual payment of $3,400 due each July 1 while the other leases are on a month-to-month basis requiring payments of $1,335 and $300.

   Total lease expense under these arrangements for the fiscal years ended April 30, 1997 and 1996, was $23,000 and $23,000, respectively.

   The company leases an airplane from an officer/director/stockholder of the company on a month-to-month basis requiring payments of $1,000. Airplane lease expenses charged to operations for the fiscal years ended April 30, 1997 and 1996, were $12,000 and $12,000.


7. Income Taxes


                                                1997
                                      Federal          State
                                   ____________     ____________

   Income before taxes             $2,650,000       $2,650,000
   State income tax                  (163,000)               0
   Phase-in cash to accrual
   conversion of sub.                  47,000           47,000
   Nontaxable income                  (48,000)         (57,000)
   Nondeductible expenses
    and timing differences            118,000          118,000
                                   __________       __________

   Taxable income                  $2,604,000       $2,758,000
                                   __________       __________

   Income tax                      $  873,000       $  163,000
                                   __________       __________

   Tax rate to taxable income           33.5%             5.9%
                                   __________       __________



                                                1996
                                      Federal          State
                                   __________       __________

   Income before taxes             $2,177,000       $2,177,000
   State income tax                  (159,000)               0
   Phase-in cash to accrual
   conversion of sub.                  66,000           66,000
   Nontaxable income                        0                0
   Nondeductible expenses
    and timing differences             83,000           83,000
                                   __________       __________

   Taxable income                  $2,167,000       $2,326,000
                                   __________       __________

   Income tax                      $  777,000       $  159,000
                                   __________       __________

   Tax rate to taxable income           35.8%             6.8%
                                   __________       __________



   Deferred tax asset (liability) consist of the following components at April 30, 1997 and 1996:

                                        1997          1996
                                     __________     _________

  Deferred tax current assets:
   Accrued expenses                  $ 61,000       $ 39,000
   Unrealized losses                   33,000         13,000

  Deferred tax noncurrent
    liability:
   Property and equipment             (34,000)       (27,000)

                                    _________       ________
     Net deferred tax asset
              (liability)            $ 60,000       $ 25,000
                                    _________       ________




8. Business Segments

   The following is financial information relating to industry segments:

                                                 April 30,
                                            1997            1996

    Net revenue:
     Keyboard products                  $   464,000      $  465,000
     Security alarm products             10,084,000       8,605,000
     Other products                         511,000         546,000
                                       ____________    ____________

    Total net revenue                   $11,059,000      $9,616,000
                                       ____________    ____________

    Income from operations:
     Keyboard products                     $330,000      $   55,000
     Security alarm products              1,775,000       1,683,000
     Other products                         405,000         267,000
                                        ___________      __________
    Total income from operations        $ 2,510,000      $2,005,000
                                       ____________    ____________

    Identifiable assets:
     Keyboard products                  $   315,000      $  254,000
     Security alarm products              4,500,000       3,620,000
     Other products                         237,000         191,000
     Corporate general                    2,841,000       2,286,000
                                        ___________     ___________

    Total assets                        $ 7,893,000      $6,351,000
                                        ___________     ___________
    Depreciation and
      amortization:
     Keyboard products                  $         0      $        0
     Security alarm products                 79,000          61,000
     Corporate general                       30,000          35,000
                                       ____________    ____________

    Total depreciation and
      amortization                      $   109,000      $   96,000
                                       ____________    ____________

    Capital expenditures:
     Security alarm products            $   170,000      $   90,000
     Corporate general                       62,000               0
                                       ____________    ____________
      Totals                               $232,000      $   90,000
                                       ____________     ___________




9. Major Customers and Significant Concentration of Credit
    Risk

   The company made sales to unaffiliated customers that individually represent more than 10 percent of the company's total sales for the years ended April 30, 1997 and 1996 as follows:


Customers                         1997      1996

      A                           42%       32%

   Accounts  receivable from this customer at April  30,  1997
   and   1996,   were  approximately  $454,000  and  $161,000,
   respectively.

   For  the years ended April 30, 1997 and 1996, approximately
   91 percent and 90 percent, respectively, of the company's sales relate to the security alarm components.


   10. Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

   The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 1997, the company's uninsured cash balance totaled $202,000.


Item 8 Disagreements on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.


                            Part III


Item 9 Directors and Executive Officers of the Registrant

(a) Identification of Directors and Executive Officers

All of the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 1997, is furnished with respect to each director and executive officer:

                                   Year First
                                    Became a         Term
                          Age    Director/Officer   Expiration

Ken R. Risk               49          1976          Stockholders'
Chairman of the Board                               option
 and President
Eileen M. Risk            79          1976          Stockholders'
Secretary/Treasurer                                 option
Mary Ann Brothers         57          1984          Stockholders'
Executive Vice                                      option
President
Jerry Andersen            66          1978          Stockholders'
Director                                            option
Roy Bowling               60          1986          Stockholders'
Director                                            option
Michael J. Nelson         56          1992          Stockholders'
Director                                            option

(b) Business Experience of Directors and Executive Officers

Ken R. Risk and Eileen M. Risk, executive officers listed above, have served in various executive capacities with the company over the past six years.

Ken  R.  Risk,  chairman  of the board, president  and  director, worked with the company after he returned from naval service  for several  years.  He left GRI in 1977 to start  his  own  company,
Platte  Valley Sales, in Hastings, Nebraska. He returned  to  the company to assume the position of president and CEO in late  1989 after the death of his father, George Risk.

Mary Ann Brothers was controller of the company for five years and also served as executive vice president and general manager prior to becoming president of GRI Telemark Corporation. She became executive vice president when Telemark was merged with GRI in 1993.

Jerry Andersen, director, has worked in the banking industry since 1967. Currently, he is the vice president of American
National Bank in Kimball, Nebraska.

Roy Bowling, Director, has been in the alarm industry for over 20 years. He founded Labor Saving Devices of Lakewood, Colorado,  12 years ago and is actively involved with that company.

Michael J. Nelson, director, has worked in the banking business since 1963 and has been the president of the First State Bank in Kimball, Nebraska for the past 15 years.

(c) Identification of Certain Significant Employees

Ken R. Risk is also an employee of the company. (See Item 9 [b].)

(d) Involvement in Certain Legal Proceedings

George Risk Industries, Inc. has been named in certain legal proceedings discussed in Items 1 and 3.

Item 10Executive Compensation

The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 1995, 1996, and 1997:




                                Annual Compensation

       (a)           (b)         (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          1997      156,000      0       20,000 stock
Chief Executive      1996      140,000      0          shares
Officer              1995      141,000      0            0

Mary Ann Brothers    1997      105,000      0       6,000 stock
Executive Vice       1996       98,000      0          shares
President            1995      101,000      0            0

Peggy Dilley         1997       47,000      0       6,000 stock
Chief Financial      1996       47,000      0          shares
Officer              1995       43,000      0            0

John Kloempken       1997       39,000      0            0
Director of          1996       39,000      0            0
Engineering          1995       36,000      0            0
Dan Douglas          1997       38,000      0            0
Vice President of    1996        8,000      0            0
Materials            1995       35,000      0            0


                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricte
                          d        Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                       Awards

Ken R. Risk  1997         0           0            0            0
             1996         0           0            0            0
             1995         0           0            0            0
Marry Ann    1997         0           0            0            0
Brothers     1996         0           0            0            0
             1995         0           0            0            0
Peggy        1997         0           0            0            0
Dilley       1996         0           0            0            0
             1995         0           0            0            0
John         1997         0           0            0            0
Kloempken    1996         0           0            0            0
             1995         0           0            0            0
Dan Douglas  1997         0           0            0            0
             1996         0           0            0            0
             1995         0           0            0            0

Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


Item 11 Security Ownership of Certain Beneficial Owners and
        Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 1997.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,857,730       47.0%
A         Hastings, NE
          68901
Class     Eileen M. Risk              26,386       .4%
A         Kimball, NE 69145
Class     Forward Kimball            190,000       4.0%
A         Ind./
          GRI Employee Fund
          Kimball, NE 69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 12 Certain Relationships and Related Party Transactions

During each of three years ended April 30, 1997, 1996, and 1995, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                     1997         1996        1995

License Fee Expense
  Ken R. Risk                  $      0      $     0      $     0
  President

Airplane Lease
  Ken R. Risk                  $12,000       $12,000      $12,000
  President

Building and Warehouse
Leases/Rentals                 $ 3,400       $ 3,400      $ 3,400
  Eileen M. Risk
  Secretary/Treasurer          $ 3,600       $ 3,600      $ 3,600
  Eileen M. Risk
  Secretary/Treasurer          $16,020       $16,020      $16,020
  Delores Spradlin
  Sister, Ken R. Risk

Stock Transfer Agent
  Eileen M. Risk
  Secretary/Treasurer          $20,000       $20,770      $20,000


Item 13 Exhibits and Reports on Form 8-K


3.(1).a     Articles of Incorporation - Filed as Exhibit 5 to the
            Registrant's Form 10-K for the fiscal year ended
            April 10, 1970, and incorporated by reference herein

3.(i).b Certificate of Amendment to the Articles of Incorporation of the Registrant - Filed as Exhibit 1.2 to the Registrant's Form 10-K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c By-laws - Filed as Exhibit 1.3 to the Registrant's Form 10-K for the fiscal year ended April 10, 1971, and incorporated by reference herein

16.         8-K letter on change in certifying accountant
            8-K Amendment 1. Letter on change in certifying accountant

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 George Risk Industries, Inc.

                   By:  /s/  Ken R. Risk
                         Ken R. Risk, President and
                         Chairman of the Board
July 18, 1997

Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              July 18, 1997
Ken R. Risk              Chairman of the Board


/s/ Peggy Dilley         Chief Financial Officer    July 18, 1997
Peggy Dilley             and Controller


/s/ Jerry Andersen       Director                   July 18, 1997
Jerry Andersen


/s/ Michael J. Nelson    Director                   July 18, 1997
Michael J. Nelson