Form 10QSB
period 1997-07-31
RISK GEORGE INDUSTRIES INC
filed 1997-09-16
CIK 84112

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

State   the  number  of  shares  outstanding  of each of the
issuer's   classes  of   common  equity,   as  of the latest
practicable date:  6,087,343

           PART I. FINANCIAL INFORMATION

            GEORGE RISK INDUSTRIES, INC.
                Balance Sheet
                July 31, 1997
[CAPTION]
[S]                                          [C]
ASSETS
Current Assets
  Cash                                       $   892,000
  Marketable securities                        3,862,000
  Accounts receivable:
   Trade, net of $50,000 doubtful
    account allowance                          1,150,000
  Officers and employees                           1,000
  Notes Receivable                                65,000
  Inventories (Note 1)                         1,619,000
  Prepaid expenses                               101,000
                             ___________
Total current assets                           7,690,000

Property And Equipment, Net, At Cost             671,000

Other Assets                                      68,000
                             ___________
TOTAL ASSETS                                 $ 8,429,000



[CAPTION]
         LIABILITIES AND STOCKHOLDERS EQUITY
[S]                                          [C]
Current Liabilities
  Accounts payable, trade                    $    99,000
  Notes payable, current portion                  46,000
  Accrued expenses                               523,000
  Deferred current taxes                         <94,000>
                             ___________
Total current liabilities                        574,000
Long term Liabilities
  Notes payable, FKI, Inc.                       197,000
  Deferred Income Taxes                           34,000
                             ___________
Total long term liabilities                      231,000
Stockholders Equity
  Convertible preferred stock                    257,000
  Common stock, Class A                          850,000
  Additional paid-in capital                   1,674,000
  Retained earnings                            5,399,000
  Less cost of treasury stock                   (556,000)
                             ___________
Total stockholders equity                      7,624,000
                             ___________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $ 8,429,000
[FN]
See Accompanying Notes to Financial Statements

        GEORGE RISK INDUSTRIES INC.
           STATEMENTS OF INCOME
            (unaudited)

             for three months
               ended
              July 31
            1997          1996
         _______________________

Net sales       $2,552,000   $2,716,000
Less cost of
 goods sold      1,379,000    1,429,000
         _______________________
Gross profit    $1,173,000   $1,287,000

Operating expenses
  G&A              154,000      139,000
  Sales            414,000      469,000
  Engineering       22,000        1,000
         _______________________
         $  590,000   $  609,000
Income from
  operations       583,000      678,000

Other income
  (expenses)
  Interest income   59,000       52,000
  Interest expense  (8,000)      (9,000)
         _______________________
         $   51,000   $   41,000

Income before prov-
  ision for income
   tax          $  634,000   $  721,000

Provision for income
  tax
  Current expense  280,000      303,000
         _______________________
Net Income      $  354,000   $  418,000

Net income per
  common share  $      .06   $     0.07

Weighted average
  number of common
   shares out-
    standing     6,087,343    6,061,698

See Accompanying Notes To Financial Statements

            GEORGE RISK INDUSTRIES, INC
              Statements of Cash Flows
    For The Three Months Ended July 31, 1997 and 1996
[CAPTION]                           1997             1996
                    ___________________________
[S]                               [C]               [C]
Cash Flow From Operating
 Activities:
   Net income                    $  354,000        $  418,000

   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

       Depreciation                  29,000            24,000

       Changes in assets
     and liabilities:

       (Increase) decrease
          in:
     Accounts receivable        126,000           (53,000)
     Note Receivable                                1,000
     Inventories                 59,000           265,000
     Prepaid expenses           (41,000)           51,000

       Increase (decrease)
          in:
     Accounts payable           (97,000)          (64,000)
     Accrued expenses           (49,000)          (25,000)
     Notes payable              (11,000)          (16,000)
     Income tax payable         280,000           303,000

Net cash provided by (used in)    _________        __________
  operating activities              645,000           904,000

Cash Flows From Investing
 Activities:

 (Purchase) sale of property
   and equipment                    (32,000)          (63,000)
 (Purchase) sale of
   marketable securities           (374,000)         (247,000)

Net cash provided by (used in)    __________        __________
 investing activities              (407,000)         (310,000)


Net increase (decrease) in
 cash                            $  239,000        $  594,000

Cash at beginning
 of period                       $  653,000        $  907,000
Cash at end of period            $  892,000        $1,501,000

             GEORGE RISK INDUSTRIES, INC

            NOTES TO FINANCIAL STATEMENTS

                July 31, 1997

Note 1. Inventories

     At July 31, 1997, and April 30, 1997, respectively, inventories consisted of the following:

Raw materials                   $ 1,084,000     $ 1,294,000
Work in process                     300,000         176,000
Finished goods                      281,000         254,000
                   ___________     ___________
                     1,665,000       1,724,000
                   ___________     ___________
Less allowance for obsolete
     inventory                      <46,000>        <46,000>
                   ___________     ___________

Totals                          $ 1,619,000     $ 1,678,000

            GEORGE RISK INDUSTRIES, INC

           Part I. FINANCIAL INFORMATION

    Item 2. Management Discussion and Analysis of
         Financial Condition and Results of
         Operations.

          MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 1997.

Net cash increased $239,000 during the quarter ended July 31, 1997 as compared to an increase of $594,000 during the corre-sponding quarter last year. Accounts receivable decreased $126,000 during the current quarter and increased $53,000 during the quarter ended July 31, 1996. This is in direct relation to the $164,000 decreased in net sales over the same period last year. Prepaid expenses increased $41,000 for the quarter ended July 31, 1997 as compared to a $51,000 decrease for the quarter ended July 31, 1996. The prepaid expense is largely comprised of prepaid advertising liter-ature that is inventoried and expensed monthly as used. Net cash used in investing activities totalled $407,000 as com-pared to $310,000 for the same period last year. The Company continues to invest its excess cash in interest bearing bonds and securities.

Working capital at July 31,1997 was $7,116,000 as compared to $5,565,000 at July 31, 1996. The current ratio was 13.4 for the quarter ended July 31, 1997 and 8.78 for the quarter ended July 31, 1996. The accounts receivable turnover was 2.1 for the quarter ended July 31, 1997 and 2.7 for the same quarter last year. The acid test ratio was 10.3 at July 31, 1997 as compared to 6.9 at July 31, 1996.

As a percent of sales, cost of goods sold increased 1.4% during the quarter ended July 31, 1997 as compared to the corre-sponding quarter last year. This increase reflects the labor and other related costs that stem from the 20 additional full time people employed at the Gering facility.

Interest expense totalled $8000 for the quarter ended July 31, 1997 as compared to $9000 for the quarter ended July 31, 1996.

On August 28,1997 the Company entered into an exclusive man-ufacaturing agreement with Paradigm Advanced Technologies, Inc. Paradigm designs software utilizing digital global positioning for surveillance and security tracking applications. GRI will manufacture the hardware systems that utilize this software. Management expects production to begin in approximately six months.

Effective September 1, 1997, the federal minimum wage increased to $5.15 per hour. This change will increase GRI's annual payroll by

The Company continues to operate it's satellite plant in Gering, NE with employment at that site currently at 20 people. The main facility currently employs 250 for a total of 270 employees. Management expects to see sales continue to increase during the fourth quarter and expects employment to to remain at 270-275 employees. The Company is researching new areas of product development and looking forward to expanding existing product lines also. The search for a business acquisition continues and management actively pursues different avenues of opportunity in relation to manufacturing automation and equip-ment upgrading.

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

    Item 4. Submission of Matters to a Vote
           of Securities                         n/a

    Item 5. Other Information                       n/a

    Item 6. Exhibits and Reports on Form 8-K

         A.  Exhibits
          Exhibit 27.  Financial Data Schedule

         B.  Reports on Form 8-K
          No 8-K reports were filed during the
            quarter ended July 31, 1997

                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            George Risk Industries, Inc.
                 (Registrant)


Date  07-31-97               Ken R. Risk
                   Ken R. Risk, Director


Date  07-31-97               Eileen M. Risk
                   Eileen M. Risk, Director