Form 10QSB
period 1997-10-31
RISK GEORGE INDUSTRIES INC
filed 1997-12-15
CIK 84112

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     FORM 10-QSB
(Mark One)
   [x]  Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
         For the quarter ended October 31, 1997
   [ ]   Transition report under Section 13 or 15(d) of the
       Exchange Act.
         For the transition period from _____to _____
         Commission file number 0-5378

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

           PART I. FINANCIAL INFORMATION

            GEORGE RISK INDUSTRIES, INC.
                Balance Sheet
               October 31, 1997
[CAPTION]
[S]                                          [C]
ASSETS
Current Assets
  Cash                                       $   655,000
  Marketable securities                        4,298,000
  Accounts receivable:
   Trade, net of $50,000 doubtful
    account allowance                          1,453,000
  Notes Receivable                                65,000
  Inventories (Note 1)                         1,342,000
  Prepaid expenses                                54,000
                             ___________
Total current assets                           7,867,000

Property And Equipment, Net, At Cost             660,000

Other Assets                                     140,000
                             ___________
TOTAL ASSETS                                 $ 8,667,000



[CAPTION]
         LIABILITIES AND STOCKHOLDERS EQUITY
[S]                                          [C]
Current Liabilities
  Accounts payable, trade                    $   158,000
  Notes payable, current portion                  46,000
  Accrued expenses                               377,000
  Deferred current taxes                         <94,000>
                             ___________
Total current liabilities                        487,000
Long term Liabilities
  Notes payable, FKI, Inc.                       186,000
  Deferred Income Taxes                           34,000
                             ___________
Total long term liabilities                      220,000
Stockholders Equity
  Convertible preferred stock                    257,000
  Common stock, Class A                          850,000
  Additional paid-in capital                   1,674,000
  Retained earnings                            5,735,000
  Less cost of treasury stock                   (556,000)
                             ___________
Total stockholders equity                      7,960,000
                             ___________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $ 8,667,000
[FN]
See Accompanying Notes to Financial Statements

               GEORGE RISK INDUSTRIES INC.
                  STATEMENTS OF INCOME
                    (unaudited)

             for three months           for six months
               ended                      ended
                October 31                 October 31
            1997          1996         1997          1996
         _______________________      _______________________

Net sales       $3,007,000   $2,936,000      $5,559,000   $5,652,000
Less cost of
 goods sold      1,644,000    1,597,000       3,024,000    3,026,000
         _______________________      ________________________
Gross profit    $1,363,000   $1,339,000      $2,535,000   $2,626,000

Operating expenses
  G&A              147,000      140,000         302,000      279,000
  Sales            630,000      577,000       1,043,000    1,046,000
  Engineering       21,000        3,000          43,000        4,000
         _______________________      ________________________
         $  798,000   $  720,000      $1,388,000   $1,329,000
Income from
  operations       565,000      619,000       1,147,000    1,297,000

Other income
  (expenses)
  Interest income   74,000       43,000         128,000       95,000
  Interest expense  (7,000)      (8,000)        (14,000)     (17,000)
  Other income      46,000                       51,000
         _______________________      _________________________
         $  113,000   $   35,000      $  165,000   $   78,000

Income before prov-
  ision for income
   tax          $  678,000   $  654,000      $1,312,000   $1,375,000

Provision for income
  tax
  Current expense  291,000      274,000         571,000      577,000
         _______________________      _________________________

Net Income      $  387,000   $  380,000      $  741,000   $  798,000

Net income per
  common share  $      .06   $     0.06      $      .12          .13

Weighted average
  number of common
   shares out-
    standing     6,087,343    6,061,698       6,087,343    6,061,698

See Accompanying Notes To Financial Statements

            GEORGE RISK INDUSTRIES, INC
              Statements of Cash Flows
          For The Six Months Ended October 31,
[CAPTION]                           1997             1996
                    ___________________________
[S]                               [C]               [C]
Cash Flow From Operating
 Activities:
   Net income                    $  741,000        $  798,000

   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

       Depreciation                  59,000            50,000

       Changes in assets
     and liabilities:

       (Increase) decrease
          in:
     Accounts receivable       (178,000)         (130,000)
     Note Receivable                                1,000
     Inventories                336,000           190,000
     Prepaid expenses            13,000            61,000
     Other assets               (96,000)
       Increase (decrease)
          in:
     Accounts payable           (38,000)           66,000
     Accrued expenses           (17,000)          (18,000)
     Notes payable              (23,000)          (36,000)
     Income tax payable         104,000           150,000

Net cash provided by (used in)    _________        __________
  operating activities              901,000         1,132,000

Cash Flows From Investing
 Activities:

 (Purchase) sale of property
   and equipment                    (38,000)         (156,000)
 (Purchase) sale of
   marketable securities           (861,000)         (594,000)

Net cash provided by (used in)    __________        __________
 investing activities              (899,000)         (750,000)


Net increase (decrease) in
 cash                            $    2,000        $  382,000

Cash at beginning
 of period                       $  653,000        $  907,000
Cash at end of period            $  655,000        $1,289,000

             GEORGE RISK INDUSTRIES, INC

            NOTES TO FINANCIAL STATEMENTS

                October 31, 1997

Note 1. Inventories

     At October 31, 1997, and July 31, 1997, respectively, inventories consisted of the following:

Raw materials                   $   977,000     $ 1,084,000
Work in process                     203,000         300,000
Finished goods                      208,000         281,000
                   ___________     ___________
                     1,388,000       1,665,000
                   ___________     ___________
Less allowance for obsolete
     inventory                      <46,000>        <46,000>
                   ___________     ___________

Totals                          $ 1,342,000     $ 1,619,000

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

Net cash increased $2000 during the six months ended October 31, 1997 as compared to an increase of $382,000 during the corresponding six month period last year. The Company in-vested excess cash in marketable securities with those pur-chases totalling $861,000 for the current six month period. Last year the purchase of marketable securities for the six months totalled $594,000 resulting in a 30% increase for the period ended October 31, 1997 as compared to the same period ended October 31, 1996. Other assets increased $96,000 for the current six month period. This increase is comprised of a $50,000 equipment deposit on a CNC Tooling machine that the Company is purchasing. Once delivered and operating the total cost, estimated at $55,000 will be capitalized. Other assets also include current costs for new molds that are being built by our own tool and die department but not yet complete. At the time of completion these costs will also be capitalized.

Working capital at October 31, 1997 was $7,380,000 as compared $5,829,000 at October 31, 1996. The current ratio was 16.15 for the current period and 9.3 for the same period last year. The acid test ratio was 13.29 at October 31, 1997 and 7.28 at October 31, 1996. The accounts receivable turnover was 2.31 at October 31, 1997 and 2.7 at October 31, 1996.

Net sales decreased $93,000 for the six month period as compared to the same period last year, but for the three months ended October 31, 1997 sales increased $71,000 over the same three months last year. This overall decrease in net sales occurred during the first quarter and is expected to be recouped in the subsequent months that remain in the current fiscal year.

Operating expenses were 25% of net sales for the six months ended October 31, 1997, up slightly from 24% for the corre-sponding period last year.

Interest income increased $31,000 during the quarter ended October 31, 1997 and increased $33,000 for the six month period as compared to the quarter ended October 31, 1996 and the six months ended October 31, 1996. This increase is due to the interest bearing marketable securities that the Company continues to invest in. Other income totalled $51,000 for the six months. This is comprised of insurance reimbursements for roof repairs that are being done at the present time but not yet complete. Once complete this income will be offset by the related expense.

The Company has agreed to extend the payment terms of its largest customer to 60 days. Management does not expect this agreement to compromise the operating cash flow as this cus-tomer has always paid promptly within its terms.

The Company accepted, with regret, the resignation of its Director of Engineering. He had been with the Company for 17 years and is leaving the area to pursue other ventures. Management has filled the position and says the new Director "brings with him a wealth of experience, enthusiasm and knowledge that will further enable GRI to proceed into the year 2000 with confidence and bright expectations for the future".

Management has agreed to pursue a proposed 401(K) or other qualified retirement plan for its employees. The options that are available are being looked at and the proposed plan and associated costs will be presented to management at a later date.

Management continues to work with Paradigm Advanced Technologies to solidify the relationship between the two companies. Currently Paradigm is involved in negotiations with several multi-million dollar firms that utilize its applications. Management of both Companies predict that a short production run for testing pur-poses may take place in the next 60 to 90 days.

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

    Item 4. Submission of Matters to a Vote
           of Securities                         n/a

    Item 5. Other Information                       n/a

    Item 6. Exhibits and Reports on Form 8-K

         A.  Exhibits
          Exhibit 27.  Financial Data Schedule

         B.  Reports on Form 8-K
          No 8-K reports were filed during the
            quarter ended October 31, 1997

                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            George Risk Industries, Inc.
                 (Registrant)


Date  10-31-97               Ken R. Risk
                   Ken R. Risk, Director


Date  10-31-97               Eileen M. Risk
                   Eileen M. Risk, Director