Form 10QSB
period 1998-01-31
RISK GEORGE INDUSTRIES INC
filed 1998-02-26
CIK 84112

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     FORM 10-QSB
(Mark One)
   [x]  Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
         For the quarter ended January 31, 1998
   [ ]   Transition report under Section 13 or 15(d) of the
       Exchange Act.
         For the transition period from _____to _____
         Commission file number 0-5378

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

State   the  number  of  shares  outstanding  of each of the
issuer's   classes  of   common  equity,   as  of the latest
practicable date:  6,067,343

           PART I. FINANCIAL INFORMATION

            GEORGE RISK INDUSTRIES, INC.
                Balance Sheet
               January 31, 1998
[CAPTION]
[S]                                          [C]
ASSETS
Current Assets
  Cash                                       $   831,000
  Marketable securities                        4,366,000
  Accounts receivable:
   Trade, net of $50,000 doubtful
    account allowance                          1,411,000
  Notes Receivable                                65,000
  Inventories (Note 1)                         1,580,000
  Prepaid expenses                                42,000
                             ___________
Total current assets                           8,295,000

Property And Equipment, Net, At Cost             680,000

Other Assets                                      88,000
                             ___________
TOTAL ASSETS                                 $ 9,063,000



[CAPTION]
         LIABILITIES AND STOCKHOLDERS EQUITY
[S]                                          [C]
Current Liabilities
  Accounts payable, trade                    $   117,000
  Notes payable, current portion                  46,000
  Accrued expenses                               427,000
  Deferred current taxes                         (94,000)
                             ___________
Total current liabilities                        496,000
Long term Liabilities
  Notes payable, FKI, Inc.                       174,000
  Deferred Income Taxes                           34,000
                             ___________
Total long term liabilities                      208,000
Stockholders Equity
  Convertible preferred stock                    257,000
  Common stock, Class A                          850,000
  Additional paid-in capital                   1,674,000
  Retained earnings                            6,170,000
  Less cost of treasury stock                   (592,000)
                             ___________
Total stockholders equity                      8,359,000
                             ___________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $ 9,063,000
[FN]
See Accompanying Notes to Financial Statements

               GEORGE RISK INDUSTRIES INC.
                  STATEMENTS OF INCOME
                    (unaudited)

             for three months           for nine months
               ended                      ended
                January 31                 January 31
            1998          1997         1998          1997
         _______________________      _______________________

Net sales       $2,817,000   $2,525,000      $8,377,000   $8,177,000
Less cost of
 goods sold      1,455,000    1,316,000       4,480,000    4,342,000
         _______________________      ________________________
Gross profit    $1,362,000   $1,209,000      $3,897,000   $3,835,000

Operating expenses
  G&A              155,000      148,000         457,000      427,000
  Sales            526,000      540,000       1,568,000    1,586,000
  Engineering       19,000        4,000          62,000        8,000
         _______________________      ________________________
         $  700,000   $  692,000      $2,087,000   $2,021,000
Income from
  operations       662,000      517,000       1,810,000    1,814,000

Other income
  (expenses)
  Interest income   57,000       52,000         184,000      147,000
  Interest expense  (6,000)      (8,000)        (20,000)     (25,000)
  Other income      16,000      (22,000)         68,000      (22,000)
         _______________________      _________________________
         $   67,000   $   22,000      $  232,000   $  100,000

Income before prov-
  ision for income
   tax          $  729,000   $  539,000      $2,042,000   $1,914,000

Provision for income
  tax
  Current expense  211,000      119,000         783,000      696,000
         _______________________      _________________________

Net Income      $  518,000   $  420,000      $1,259,000   $1,218,000

Net income per
  common share  $      .09   $      .07      $      .21   $      .20

Weighted average
  number of common
   shares out-
    standing     6,080,676    6,061,698       6,085,121    6,061,698

See Accompanying Notes To Financial Statements

            GEORGE RISK INDUSTRIES, INC
              Statements of Cash Flows
         For The Nine Months Ended January 31,
[CAPTION]                           1998             1997
                    ___________________________
[S]                               [C]               [C]
Cash Flow From Operating
 Activities:
   Net income                    $1,259,000        $1,218,000

   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

       Depreciation                  92,000            85,000

       Changes in assets
     and liabilities:

       (Increase) decrease
          in:
     Accounts receivable       (136,000)           66,000
     Note Receivable                                1,000
     Inventories                 97,000          (111,000)
     Prepaid expenses            26,000            42,000
     Other assets               (44,000)
       Increase (decrease)
          in:
     Accounts payable           (79,000)          101,000
     Accrued expenses            61,000            53,000
     Notes payable              (34,000)          (56,000)
     Income tax payable          74,000            87,000

Net cash provided by (used in)    _________        __________
  operating activities            1,316,000         1,486,000

Cash Flows From Investing
 Activities:

 (Purchase) sale of property
   and equipment                    (92,000)         (189,000)
 (Purchase) sale of
   marketable securities         (1,010,000)       (1,038,000)

Net cash provided by (used in)    __________        __________
 investing activities            (1,102,000)       (1,227,000)

Cash Flows From Financing
 Activities:

 (Purchase) of treasury stock       (36,000)

Net cash provided by (used in)    __________        __________
 financing activities               (36,000)

Net increase (decrease) in
 cash                            $  178,000        $  259,000

Cash at beginning
 of period                       $  653,000        $  907,000
Cash at end of period            $  831,000        $1,166,000

             GEORGE RISK INDUSTRIES, INC

            NOTES TO FINANCIAL STATEMENTS

                January 31, 1998

Note 1. Inventories

     At January 31, 1998, and October 31, 1997, respectively, inventories consisted of the following:

Raw materials                   $ 1,124,000     $   977,000
Work in process                     249,000         203,000
Finished goods                      253,000         208,000
                   ___________     ___________
                     1,626,000       1,388,000
                   ___________     ___________
Less allowance for obsolete
     inventory                      <46,000>        <46,000>
                   ___________     ___________

Totals                          $ 1,580,000     $ 1,342,000

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

Net cash increased $176,000 during the three months ended January 31, 1998 and increased $178,000 for the nine months ended January 31, 1998. This is compared to a decrease of $123,000 for the three months ended January 31, 1997 and a $259,000 increase for the nine months ended January 31, 1997. Accounts receivable increased $136,000 for the current nine months as compared to a $66,000 decrease for the corre-sponding nine months last year. Accounts receivable collections averaged $966,000 per month for the quarter ended January 31, 1998 compared to $886,000 per month for the quarter ended January 31, 1997. Other assets increased $44,000 for the nine months ended January 31, 1998. Included are dies and molds that are being made in house and at the time of completion will be capitalized. Net cash used in investing activities decreased 11% during the current nine months as compared to the corresponding nine months ended January 31, 1997.
Property and equipment purchases were down from $189,000 for the nine months ended January 31, 1997 to $92,000 for the nine months ended January 31, 1998. The Company purchased 20,000 shares of it's common stock to be held in treasury during the current quarter. This purchase resulted in $36,000 being used in financing activities for both the three and nine months ended January 31, 1998.

Working capital at January 31, 1998 was $7,799,000 as compared to $6,263,000 at January 31, 1997. The current ratio was 16.72 at January 31, 1998 and 9.42 at January 31, 1997. The acid test ratio was 13.45 at January 31, 1998 and 7.05 at January 31, 1997.

Net sales were $2,817,000 for the quarter ended January 31,1998, a 12% increase over the corresponding quarter last year when net sales totalled $2,525,000. For the current nine months net sales increased $200,000 to $8,377,000 as compared to $8,177,000 for the nine months ended January 31, 1997.

Operating expenses were 25% of net sales for the quarter ended January 31, 1998 and were 27% of net sales for the same quarter last year. For the nine months ended January 31, 1998 as well as January 31, 1997, operating expenses were 25% of net sales. Engineering expenses increased from $8000 for the nine months last year to $62,000 for the current nine months. This substantial increase is due almost ex-clusively to increased wages and other costs relating to the hiring of an Engineer and four technicians and support people over the last several months. Management feels that the Engineering department is now adequately staffed and will be instrumental in the Company's continuing success.

Cost of goods sold remained at 53% of gross sales for the nine months ended January 31, 1998, the same as the corresponding period last year. Management continues to closely monitor expenses in an effort to increase profits.

Interest income totalled $57,000 for the quarter ended January 31, 1998 and $52,000 for the quarter ended January 31, 1997. Total other income increased $45,000 during the current quarter to $67,000 as compared to $22,000 for the quarter ended January 31, 1997. For the nine months ended January 31, 1998, other income totalled $232,000 as compared to $100,000 for the nine months ended January 31, 1997. Included in this other income are insurance payments for roof repairs that will be completed in the spring.

Net income increased 23% to $518,000 during the current quarter as compared to $420,000 for the corresponding quarter last year. This resulted in a 29% increase in earnings per share for the quarter ended January 31, 1998 over the same quarter last year. Earnings per share for the current quarter were .09 and .07 for the quarter ended January 31, 1997. This brings the earnings per share to .21 for the nine months ended January 31, 1998 as compared to .20 for the nine months ended January 31, 1997.

Management approved and implemented a 401(K) retirement plan effective January 1, 1998. The Company will make a matching contribution of 1% of the participant's elective deferral up to 4% of his annual compensation. Presently, 80% of the total eligible employees have elected to participate in the plan.
The projected cost for the Company for this initial plan year is $25,000.

Management has approved the purchase of an injection molding machine with an estimated cost of $45,000. It will replace an existing machine and will increase productivity as well as improve the quality of molded parts.

Management is currently evaluating computer system upgrade options that will address the year 2000 compliancy issue that our current software does not provide for. A decision will be made in the coming months after all options and costs have been evaluated.

The Company continues to research new markets and will be aggressive in the area of new product development. New products to be released soon include a water sensor with a relay module and a temperature sensor switch. Management is excited about the diverse product potential these applications have for residential and commercial automation and control. The Company is also looking to expand its' proximity switch line and will be attending different trade shows to determine the direction to take with that line of products.

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

    Item 4. Submission of Matters to a Vote
           of Securities                         n/a

    Item 5. Other Information                       n/a

    Item 6. Exhibits and Reports on Form 8-K

         A.  Exhibits
          Exhibit 27.  Financial Data Schedule

         B.  Reports on Form 8-K
          No 8-K reports were filed during the
            quarter ended January 31, 1998

                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            George Risk Industries, Inc.
                 (Registrant)


Date     02-18-98              Ken R. Risk
                   Ken R. Risk, Director


Date     02-18-98              Eileen M. Risk
                   Eileen M. Risk, Director