Form 10KSB
period 1998-04-30
RISK GEORGE INDUSTRIES INC
filed 1998-08-13
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended April 30, 1998
                 Commission File Number: 0-5378

                  George Risk Industries, Inc.
        (Name of small business issuer in its charter)
            Colorado                        84-0524756
 (State or other jurisdiction of     (IRS Employer Identification
   incorporation or organization)               No.)
         802 South Elm
          Kimball, NE                         69145
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

Issuer's revenues for its most recent fiscal year:  $11,508,000

The aggregate market value of the voting stock held by non-affiliates as of July 2, 1998, is approximately $6,400,000.

State  the  number of shares outstanding of each class of  common equity  as  of the latest practicable date: As of June 30,  1998:
6,054,108

Documents incorporated by reference: None



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

The security segment has approximately 650 customers. One of the distributors accounts for approximately 34 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

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

GRI has approximately 250 employees.


Item 2 Properties

The company's plant and offices are located in Kimball, Nebraska. The facilities are owned by the company except for approximately 15,000 square feet rented on a month-to-month basis. The company leases the building for $1,335 per month with Delores Spradlin, sister of Ken R. Risk, who is an officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development and the company leases approximately 3,640 square feet from Agroma International. Currently there are 30 employees at the Gering site.


Item 3 Legal Proceedings

Not applicable.


Item 4 Submission of Matters to a Vote of Security Holders

Not applicable.

                             Part II


Item 5 Market for the Registrant's Common Equity and Related
       Stockholders' Matter

Principal Market

The company's Class A Common Stock is currently quoted over the counter in the NQB "Pink Sheets" by five market makers.

Stock Prices and Dividends Information

1998 Fiscal Year           High                   Low

May 1-July 31              2.81                   2.19
August 1-October 31        3.00                   2.06
November 1-January 31      2.31                   1.66
February 1-April 30        2.50                   1.88
1997 Fiscal Year           High                    Low
May 1-July 31              1.50                   1.19
August 1-October 31        1.75                   1.31
November 1-January 31      1.88                   1.41
February 1-April 30        2.69                   1.81

No dividends were paid during fiscal years ending April 30, 1997 and 1998.

The  number of holders of record of the company's Class A  Common
Stock as of April 30, 1998, was approximately 1500.


Item 6 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

GRI completed the fiscal year ending April 30, 1998, with a net profit of 16 percent of sales. Net sales were at $11,508,000, up
4 percent over the previous year.

The company expects sales to continue to grow for the fiscal year ending April 30, 1999. The continued growth should be achieved by volume increase with present customers and sales to added customers.

The material and labor increased from 45 percent to    percent in
1998. The increase is due to the increased labor costs and material costs. The company is expected to retain a gross profit margin of 45 to 50 percent for the coming year.

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

Liquidity  has  improved  each  year  and  the  ratio  of   cash,
securities  and  accounts receivables to current obligations  was
11.0 and 9.0 for the fiscal years ending April 30, 1998, and April 30, 1997, respectively. The company has marketable securities of $4,463,000 as compared to last year with $3,430,000. There was an unrealized loss of $120,000 on securities as compared to an unrealized loss of $90,000 on marketable securities during the previous year.

There are no known seasonal trends with any of GR'Is products, since they sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

Item 7 Financial Statements


                  Independent Auditor's Report




Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 1998, and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 1998, and the
results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.


Mason Russell West, LLC


Littleton, Colorado
June 5, 1998



                 George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 1998



                            Assets

Current Assets:
 Cash and cash equivalents                            $  903,000
 Marketable securities                                 4,463,000
 Accounts receivable:
  Trade, net of allowance for doubtful
         accounts of $50,000                           1,770,000
  Income tax overpayment
  Officer and employees                                   16,000
 Inventories                                           1,656,000
 Prepaid expenses                                         44,000
 Deferred income taxes                                    31,000
                                                      __________
   Total Current Assets                                8,883,000
                                                      __________
Property and Equipment, net, at cost                     665,000
                                                      __________
Other Assets
 Deposit                                                  52,000
 Projects in process                                     104,000
 Officer advance                                          35,000
 Deferred tax asset                                       56,000
                                                      __________
   Total Other Assets                                    247,000
                                                      __________



Total Assets                                          $9,795,000

See accompanying notes to financial statements





             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $ 196,000
 Accrued expenses:
  Payroll and payroll taxes                             281,000
  Income taxes                                           79,000
  Deferred retirement benefit payable                    12,000
 Notes payable-current portion                           51,000
                                                     __________
   Total Current Liabilities                            619,000
                                                     __________
Deferred Income Taxes                                    33,000
Long-term debt                                          157,000
Commitments and Contingencies                                 0
                                                     __________
   Total Long-Term Liabilities                          190,000

                                                     __________
Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 12,850
  issued and outstanding                                257,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued            850,000
 Additional paid-in capital                           1,674,000
 Net unrealized loss on marketable securities          (120,000)
 Retained earnings                                    6,941,000
 Less cost of treasury stock,
     2,448,724 shares, at cost                         (616,000)
                                                     __________
   Total Stockholders' Equity                         8,986,000
                                                     __________
Total Liabilities and Stockholders' Equity           $9,795,000
                                                     __________




                 George Risk Industries, Inc.
                     Statements of Income


                                          For the Years Ended
                                               April 30,
                                            1998         1997

Net Sales                              $11,508,000    $11,059,000
 Less cost of goods sold                 6,089,000      5,798,000

                                        __________     __________
Gross Profit                             5,419,000      5,261,000

Operating Expenses:
 Selling and shipping                    2,071,000      2,120,000
 General and administrative                584,000        578,000
 Engineering and research                   82,000         18,000
 Rent expense paid to
    related parties                         51,000         35,000
                                       ___________     __________
                                         2,788,000      2,751,000
                                       ___________     __________
Income From Operations                   2,631,000      2,510,000

Other Income (Expense):
 Other                                      30,000        (25,000)
 Dividend and interest income              261,000        191,000
 Interest expense                          (26,000)       (35,000)
 (Loss)/gain on sale of investments        (20,000)         9,000
                                       ___________     __________
Income  Before  Provision  for  Income
Taxes                                    2,876,000      2,650,000

Provision for Income Taxes:
 Current expense                         1,006,000      1,036,000
 Deferred tax (benefit) expense              6,000        (35,000)
                                       ___________     __________
                                         1,012,000      1,001,000
                                       ___________     __________
Net Income                             $ 1,864,000     $1,649,000
                                       ___________     __________
Income per Share of Common Stock       $       .30     $      .27
                                       ___________     __________
Weighted Average Number of Common
 Shares Outstanding                      6,053,483      6,068,109
                                       ___________     __________

See accompanying notes to financial statements



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
             From May 1, 1996 Through April 30, 1998


                                                Common Stock
                       Preferred Stock            Class A

                       Shares     Amount      Shares      Amount
Balances, May 1, 1996  12,850    $257,000    8,502,832    $850,000

Treasury stock issued
 to officers at 1.25
 cents in lieu of cash
 compensation               0           0            0           0

Increase in unrealized
 loss on marketable
 securities                 0           0            0           0

Net income                  0           0            0           0
                       ______    ________    _________    ________
Balances, April 30,
1997                   12,850     257,000    8,502,832     850,000

Purchase of common
 stock for treasury         0           0            0           0

Increase in
unrealized loss on
marketable securities       0           0            0           0

Net income                  0           0            0           0
                       ______    ________    _________    ________
Balances, April 30,
1998                   12,850    $257,000    8,502,832    $850,000
                       ______    ________    _________    ________


See accompanying notes to financial statements



                                     Unrealized
            Treasury Stock            loss on
Paid-In    (Common Class A)          marketable   Retained
Capital       Shares       Amount    securities   Earnings     Total

$1,644,000   2,457,439   $(566,000)  $ (35,000)   $3,428,000  $5,578,000




    30,000     (42,000)     10,000           0             0      40,000


         0           0           0     (55,000)            0     (55,000)

         0           0           0           0     1,649,000   1,649,000
__________   _________    ________   _________    __________  __________
 1,674,000   2,415,439    (556,000)    (90,000)    5,077,000   7,712,000


         0      33,285     (60,000)          0             0     (60,000)



         0           0           0     (30,000)            0     (30,000)

         0           0           0           0     1,864,000   1,864,000
__________   _________   _________   _________    __________  __________
$1,674,000   2,448,724   $(616,000)  $(120,000)   $6,941,000  $8,986,000
__________   _________   _________   _________    __________  __________



                 George Risk Industries, Inc.
                   Statements of Cash Flows

                                              For the Years
                                              Ended April 30,
                                           1998          1997

Cash Flows from Operating Activities:
Net income                              $1,864,000     $1,649,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities
   Depreciation                            124,000        109,000
   Change in unrealized loss
          on investments                   (30,000)       (55,000)
   Net book value of assets retired              0          9,000
   Changes in assets and liabilities:
    (Increase) decrease in:
     Marketable securities              (1,033,000)    (1,275,000)
     Accounts receivable                  (495,000)      (306,000)
     Inventories                            22,000       (207,000)
     Prepaid expenses                       23,000        (10,000)
     Other assets                         (113,000)        60,000
     Receivable - officers and
      employees                             15,000        (64,000)
     Income tax overpayment                      0         (9,000)
     Deferred tax asset                      7,000        (43,000)

    Increase (decrease) in:
     Accounts payable                       (1,000)       138,000
     Accrued expenses                      (27,000)       (35,000)
     Accrued income taxes                  108,000         37,000
     Deferred tax liability                      0          7,000
                                        __________     __________
    Net cash provided by operating
     activities                            464,000          5,000
                                        __________     __________

Cash Flows From Investing Activities:
 Purchase of property and equipment       (108,000)      (232,000)
 Purchases of treasury stock                60,000              0
                                        __________     __________
    Net cash used in investing
     activities                           (168,000)      (232,000)
                                        __________     __________
Cash Flows From Financing Activities:
 Principal payments on long-term debt      (46,000)       (67,000)
 Treasury stock issued                           0         40,000
                                        ___________    __________
   Net cash used in financing activities   (46,000)        27,000
                                        ___________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                         250,000       (254,000)

Cash and Cash Equivalents, beginning of
  year                                     653,000        907,000
                                        __________     __________
Cash and Cash Equivalents, end of year  $  903,000     $  653,000
                                        __________     __________

Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,012,000     $1,006,000
                                        __________     __________
  Interest expense                      $   26,000     $   35,000
                                        __________     __________
Supplemental disclosure of noncash
  investing and financing
 activities-issuance of treasury stock
  in lieu of compensation               $        0     $   40,000
                                        __________     __________

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

   Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $ 283,000
        Machinery and equipment        5-10         526,000
        Furniture and fixtures         5-10         132,000
        Leasehold improvements         2-3 1/2      140,000
        Buildings                       20          326,000
        Automotive                     3-5           54,000
        Software                       2-5           65,000
        Land                           N/A           13,000
                                                 __________
        Total                                     1,539,000
        Accumulated depreciation                   (875,000)
                                                 __________
        Net                                      $  664,000
                                                 __________


Depreciation expense of $124,000 and $109,000 has been provided as of April 30, 1998 and 1997, respectively.



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

2. Inventories

   Inventories at April 30, 1998, consisted of the following:

    Raw materials                               $1,073,000
    Work in process                                353,000
    Finished goods                                 276,000
                                                __________
                                                 1,702,000
                                                __________
    Less allowance for obsolete
    inventory                                      (46,000)
                                                __________
    Totals                                      $1,656,000
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

   Marketable equity securities and unrealized gains and losses consist of the following as of April 30, 1998:


    Cost basis                                  $4,583,000
    Market value                                 4,463,000
                                                __________
    Net unrealized gain (loss)                  $ (120,000)
                                                __________
    Gross unrealized gain                       $   12,000
                                                __________
    Gross unrealized loss                       $  132,000
                                                __________


4. Notes Payable

   Notes payable consists of the following at April 30, 1998:
 Note  payable, 11 percent imputed interest, secured
    by  725,000  shares  of treasury  stock  monthly
    principal  and interest payments of $6,000,  due  $ 208,000
    November 1, 2001
    Less current portion                                 51,000
                                                      _________
       Net long-term debt                             $ 157,000
                                                      _________




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

   Total lease expense under these arrangements for the fiscal years ended April 30, 1998 and 1997, was $23,000 and $23,000, respectively.

   The     company    leases    an    airplane     from     an
   officer/director/stockholder of the company on a month-to-month basis requiring payments of $2,250 ($1,000 in 1997). Airplane lease expenses charged to operations for the fiscal years ended April 30, 1998 and 1997, were $27,000 and $12,000.


7. Income Taxes


                                                1998
                                      Federal          State
                                   ____________     ____________

   Income before taxes             $2,876,000       $2,876,000
   State income tax                  (202,000)        (202,000)
   Nontaxable income                  (68,000)         (82,000)
   Nondeductible expenses
    and timing differences             15,000           15,000
                                   __________       __________

   Taxable income                  $2,621,000       $2,607,000
                                   __________       __________

   Income tax                      $  804,000       $  202,000
                                   __________       __________

   Tax rate to taxable income           30.7%             7.7%
                                   __________       __________



                                                1997
                                      Federal          State
                                   __________       __________

   Income before taxes             $2,650,000       $2,650,000
   State income tax                  (163,000)        (163,000)
   Phase-in cash to accrual
   conversion of sub.                  47,000           47,000
   Nontaxable income                  (48,000)         (57,000)
   Nondeductible expenses
    and timing differences            118,000          118,000
                                   __________       __________

   Taxable income                  $2,604,000       $2,595,000
                                   __________       __________

   Income tax                      $  873,000       $  163,000
                                   __________       __________

   Tax rate to taxable income           33.5%             6.3%
                                   __________       __________



   Deferred tax asset (liability) consist of the following components at April 30, 1998 and 1997:

                                        1998          1997
                                     __________     _________

  Deferred tax current assets:
   Accrued expenses                  $ 76,000       $ 94,000
   Excess capital losses               11,000              0

  Deferred tax noncurrent
    liability:
   Property and equipment             (33,000)       (34,000)

                                     ________       ________
     Net deferred tax asset
              (liability)            $ 54,000       $ 60,000
                                     ________       ________




8. Business Segments

   The following is financial information relating to industry segments:

                                                 April 30,
                                            1998            1997

    Net revenue:
     Keyboard products                  $   977,000     $   975,000
     Security alarm products             10,531,000      10,084,000
                                        ___________     ___________

    Total net revenue                   $11,508,000     $11,059,000
                                        ___________     ___________

    Income from operations:
     Keyboard products                  $   236,000     $   735,000
     Security alarm products              2,395,000       1,775,000
                                        ___________      __________
    Total income from operations        $ 2,631,000     $ 2,510,000
                                        ___________     ___________

    Identifiable assets:
     Keyboard products                  $   555,000     $   552,000
     Security alarm products              4,500,000       4,500,000
     Corporate general                    2,900,000       2,841,000
                                        ___________     ___________

    Total assets                        $ 7,955,000     $ 7,893,000
                                        ___________     ___________
    Depreciation and
      amortization:
     Keyboard products                  $         0     $         0
     Security alarm products                 92,000          79,000
     Corporate general                       32,000          30,000
                                        ___________     ___________

    Total depreciation and
      amortization                      $   124,000     $   109,000
                                        ___________     ___________

    Capital expenditures:
     Security alarm products            $    91,000     $   170,000
     Corporate general                       18,000          62,000
                                        ___________     ___________
      Totals                            $   109,000     $   232,000
                                        ___________     ___________




9. Major Customers and Significant Concentration of Credit
   Risk

   The company made sales to unaffiliated customers that individually represent more than 10 percent of the company's total sales for the years ended April 30, 1998 and 1997 as follows:


Customers                         1998      1997

      A                           34%       42%

   Accounts receivable from this customer at April 30, 1998 and 1997, were approximately $626,000 and $454,000, respectively.

   For  the years ended April 30, 1998 and 1997, approximately
   97 percent and 91 percent, respectively, of the company's sales relate to the security alarm components.


   10. Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

   The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 1998, the company's uninsured cash balance totaled $561,000.


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

The following information as of April 30, 1998, is furnished with respect to each director and executive officer:

                                   Year First
                                    Became a         Term
                          Age    Director/Officer   Expiration

Ken R. Risk               50          1976          Stockholders'
Chairman of the Board                               option
 and President
Eileen M. Risk            80          1976          Stockholders'
Secretary/Treasurer                                 option
Mary Ann Brothers         58          1984          Stockholders'
Executive Vice                                      option
President
Jerry Andersen            67          1978          Stockholders'
Director                                            option
Roy Bowling               61          1986          Stockholders'
Director                                            option
Michael J. Nelson         57          1992          Stockholders'
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

Item 10 Executive Compensation

The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 1996, 1997, and 1998:




                                Annual Compensation

       (a)           (b)         (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          1998      163,000      0            0
Chief Executive      1997      156,000      0       20,000 stock shares
Officer              1996      140,000      0            0

Mary Ann Brothers    1998      110,000      0            0
Executive Vice       1997      105,000      0       6,000 stock shares
President            1996       98,000      0            0

Peggy Dilley         1998       49,000      0            0
Chief Financial      1997       47,000      0       6,000 stock shares
Officer              1996       47,000      0            0

John Kloempken       1998       22,000      0            0
Director of          1997       39,000      0            0
Engineering          1996       39,000      0            0

Dan Douglas          1998       39,000      0            0
Vice President of    1997       38,000      0            0
Materials            1996        8,000      0            0


                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  1998         0           0            0            0
             1997         0           0            0            0
             1996         0           0            0            0

Mary Ann     1998         0           0            0            0
Brothers     1997         0           0            0            0
             1996         0           0            0            0

Peggy        1998         0           0            0            0
Dilley       1997         0           0            0            0
             1996         0           0            0            0

John         1998         0           0            0            0
Kloempken    1997         0           0            0            0
             1996         0           0            0            0

Dan Douglas  1998         0           0            0            0
             1997         0           0            0            0
             1996         0           0            0            0

Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


Item 11 Security Ownership of Certain Beneficial Owners and
        Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 1998.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,892,355       48.0%
A         Hastings, NE
          68901
Class     Eileen M. Risk              26,386         .4%
A         Kimball, NE 69145
Class     Forward Kimball            190,000        4.0%
A         Ind./
          GRI Employee Fund
          Kimball, NE 69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 12 Certain Relationships and Related Party Transactions

During each of three years ended April 30, 1998, 1997, and 1996, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                     1998         1997        1996

Airplane Lease
  Ken R. Risk                  $27,000       $12,000      $12,000
  President

Building and Warehouse
Leases/Rentals                 $ 3,400       $ 3,400      $ 3,400
  Eileen M. Risk
  Secretary/Treasurer          $ 3,600       $ 3,600      $ 3,600
  Eileen M. Risk
  Secretary/Treasurer          $16,020       $16,020      $16,020
  Delores Spradlin
  Sister, Ken R. Risk

Stock Transfer Agent
  Eileen M. Risk
  Secretary/Treasurer          $20,000       $20,770      $20,000


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

                 George Risk Industries, Inc.

                   By:  /s/  Ken R. Risk
                         Ken R. Risk, President and
                         Chairman of the Board
August 11, 1998

Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              August 11, 1998
Ken R. Risk              Chairman of the Board


/s/ Peggy Dilley         Chief Financial Officer    August 11, 1998
Peggy Dilley             and Controller


/s/ Jerry Andersen       Director                   August 11, 1998
Jerry Andersen


/s/ Michael J. Nelson    Director                   August 11, 1998
Michael J. Nelson