Form 10QSB
period 1998-10-31
RISK GEORGE INDUSTRIES INC
filed 1999-01-05
CIK 84112

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     FORM 10-QSB
(Mark One)
   [x]  Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934
         For the quarter ended October 31, 1998
   [ ]   Transition report under Section 13 or 15(d) of the
       Exchange Act.
         For the transition period from _____to _____
         Commission file number 0-5378

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

State   the  number  of  shares  outstanding  of each of the
issuer's   classes  of   common  equity,   as  of the latest
practicable date:  6,053,483

           PART I. FINANCIAL INFORMATION

            GEORGE RISK INDUSTRIES, INC.
                Balance Sheet
               October 31, 1998
[CAPTION]
[S]                                          [C]
ASSETS
Current Assets
  Cash                                       $ 1,040,000
  Marketable securities                        4,736,000
  Accounts receivable:
   Trade, net of $50,000 doubtful
    account allowance                          2,070,000
  Notes Receivable                                 8,000
  Inventories                                  2,130,000
  Prepaid expenses                                63,000
  Deferred Income Taxes                           31,000
                             ___________
Total current assets                          10,078,000

Property And Equipment, Net, At Cost             815,000

Other Assets                                     157,000
                             ___________
TOTAL ASSETS                                 $11,050,000



[CAPTION]
         LIABILITIES AND STOCKHOLDERS EQUITY
[S]                                          [C]
Current Liabilities
  Accounts payable, trade                    $   215,000
  Notes payable, current portion                  52,000
  Accrued expenses                               755,000
                             ___________
Total current liabilities                      1,022,000
Long term Liabilities
  Notes payable, FKI, Inc.                       131,000
  Deferred Income Taxes                           33,000
                             ___________
Total long term liabilities                      164,000
Stockholders Equity
  Convertible preferred stock                    257,000
  Common stock, Class A                          850,000
  Additional paid-in capital                   1,674,000
  Retained earnings                            7,733,000
  Less cost of treasury stock                   (650,000)
                             ___________
Total stockholders equity                      9,864,000
                             ___________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $11,050,000

               GEORGE RISK INDUSTRIES INC.
                  STATEMENTS OF INCOME
                    (unaudited)

             for three months           for nine months
               ended                      ended
                October 31                 October 31
            1998          1997         1998          1997
         _______________________      _______________________

Net sales       $3,441,000   $3,007,000      $6,346,000   $5,559,000
Less cost of
 goods sold      1,763,000    1,644,000       3,292,000    3,024,000
         _______________________      ________________________
Gross profit    $1,678,000   $1,363,000      $3,054,000   $2,535,000

Operating expenses
  G&A              154,000      147,000         301,000      302,000
  Sales            667,000      630,000       1,111,000    1,043,000
  Engineering       33,000       21,000          60,000       43,000
         _______________________      ________________________
         $  854,000   $  798,000      $1,472,000   $1,388,000
Income from
  operations       824,000      565,000       1,582,000    1,147,000

Other income
  (expenses)
  Interest income   64,000       74,000         127,000      128,000
  Interest expense  (5,000)      (7,000)        (11,000)     (14,000)
  Other income         0         46,000            0          51,000
         _______________________      _________________________
         $   59,000   $  113,000      $  232,000   $  100,000

Income before prov-
  ision for income
   tax          $  883,000   $  678,000      $1,698,000   $1,312,000

Provision for income
  tax
  Current expense  381,000      291,000         667,000      571,000
         _______________________      _________________________

Net Income      $  502,000   $  387,000      $1,031,000   $  741,000

Net income per
  common share  $      .08   $      .06      $      .17   $      .12

Weighted average
  number of common
   shares out-
    standing     6,053,483    6,087,343       6,053,483    6,087,343

See Accompanying Notes To Financial Statements

            GEORGE RISK INDUSTRIES, INC
              Statements of Cash Flows
         For The Nine Months Ended January 31,
[CAPTION]                           1998             1997
                    ___________________________
[S]                               [C]               [C]
Cash Flow From Operating
 Activities:
   Net income                    $1,031,000        $  741,000

   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:

       Depreciation                  54,000            59,000

       Changes in assets
     and liabilities:

       (Increase) decrease
          in:
     Accounts receivable       (300,000)         (178,000)
     Note Receivable              8,000              0
     Inventories               (474,000)          336,000
     Prepaid expenses           (18,000)           13,000
     Other assets              (109,000)          (96,000)
       Increase (decrease)
          in:
     Accounts payable            19,000           (38,000)
     Accrued expenses            17,000           (17,000)
     Notes payable              (25,000)          (23,000)
     Income tax payable         367,000           104,000

Net cash provided by (used in)    _________        __________
  operating activities              570,000           901,000

Cash Flows From Investing
 Activities:

 (Purchase) sale of property
   and equipment                     (6,000)          (38,000)
 (Purchase) sale of
   marketable securities           (391,000)         (861,000)

Net cash provided by (used in)    __________        __________
 investing activities              (397,000)         (899,000)

Cash Flows From Financing
 Activities:

 (Purchase) of treasury stock       (35,000)             0

Net cash provided by (used in)    __________        __________
 financing activities               (35,000)             0

Net increase (decrease) in
 cash                            $  138,000        $    2,000

Cash at beginning
 of period                       $  903,000        $  653,000
Cash at end of period            $1,040,000        $  655,000

            GEORGE RISK INDUSTRIES, INC

           Part I. FINANCIAL INFORMATION

    Item 1. Management Discussion and Analysis of
         Financial Condition and Results of
         Operations.

          MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 1998.

Net cash increased $138,000 during the six months ended October
31, 1998 as compared to an increase of $2000 during the corresponding six month period last year. The Company invested excess cash in marketable securities with those purchases total-ling $391,000 for the current six month period. Last year the purchase of marketable securities for the six months totalled $861,000 resulting in a 55% decrease for the period ended
October 31, 1998 as compared to the same period ended October 31, 1997. Other assets increased $109,000 for the current six month period. This increase is comprised of deposits on capital equip-ment being purchased with CDBG Funds. Once delivered and operating the total costs estimated at $150,000 will be capitalized. Other assets also include current costs for new molds that are being built by our own tool and die department but not yet complete. At the time of completion these costs will also be capitalized.

Working capital at October 31, 1998 was $9,056,000 as compared to $7,380,000 October 31, 1997. The current ratio was 10:1 for the current period. Cash per share $.95 and equity per share was 1.63.

Net sales decreased $787,000 or 14% for the six month period as compared to the same period last year, and for the three months ended October 31, 1998 sales increased $434,000 over the same three months last year. The increase in net sales during the first 6 months of Fiscal year 1999 is expected to continue thru the remainder of the current fiscal year.

Operating expenses were 25% of net sales for the six months ended
October 31, 1998, showing no change from the corresponding period last year.

Interest income decreased $13,000 during the quarter ended
October 31, 1998 and increased $1,000 for the six month period as compared to the quarter ended October 31, 1997 and the six months ended October 31, 1997. Income tax expense increased proportionately with the increase in net income. Net income increased 30% for the current quarter and 39% for the six months as compared to the corres-ponding period last year.

The Company is completing its conversion to a fully Y2K compliant computer system and expects to have the project completed by mid January. The total cost, including both hardware and software upgrading is expected to total approximately $50,000. Management has also implemented a plan for insuring that GRI vendors are also addressing this issue. At this time we are confident there will be no problems with our major suppliers.

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


            George Risk Industries, Inc.
                 (Registrant)


Date     12-15-98              Ken R. Risk
                   Ken R. Risk, Director


Date     12-15-98              Eileen M. Risk
                   Eileen M. Risk, Director