Form 10QSB
period 1999-01-31
RISK GEORGE INDUSTRIES INC
filed 1999-03-17
CIK 84112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-QSB

(Mark One)
   [x]    Quarterly Report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934.
               For the quarter ended January 31, 1999
   [ ]    Transition report under Section 13 or 15(d) of the Exchange Act.
            For the transition period from ___________ to ___________ Commision file number 0-5378

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

                                 (308) 235-4645
                           (Issuer's telephone number)

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

                            Yes [ ]     No [x]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act, after the distribution of securities under a plan confirmed by a court.

                            Yes [ ]     No [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,054,158.

                      PART  I.   FINANCIAL INFORMATION

                        GEORGE RISK INDUSTRIES, INC.
                               Balance Sheet
           January 31, 1999, October 31, 1998, and January 31, 1998

[CAPTION]
[S]                             [C]            [C]           [C]
                                   ASSETS

Current Assets
  Cash                          $ 1,711,000    $ 1,040,000    $   831,000
  Marketable Securities           5,304,000      4,736,000      4,366,000
  Accounts Receivable:
    Trade, net of $50,000
    doubtful account allowance    2,007,000      2,070,000      1,411,000
  Notes Receivable                    1,000          8,000         65,000
  Inventories (Note 1)            1,883,000      2,130,000      1,580,000
  Prepaid Expenses                   59,000         63,000         42,000
                                ------------   ------------    -----------
Total current assets            $10,965,000    $10,047,000     $8,295,000
Property And Equipment, Net,
     At Cost                        851,000        815,000        680,000
Other Assets                        157,000        157,000         88,000
                                ------------   ------------    -----------
TOTAL ASSETS                    $11,973,000    $11,019,000    $ 9,063,000
                               =============  =============   ============

[CAPTION]

                       LIABILITIES AND STOCKHOLDERS EQUITY
[S]                             [C]            [C]            [C]
Current Liabilities
  Accounts Payable, trade       $   173,000    $   215,000    $   117,000
  Notes Payable, current
        portion                      14,000         27,000         46,000
  Accrued Expenses                1,085,000        755,000        427,000
  Deferred Current Taxes            (31,000)       (31,000)       (94,000)
                                ------------   ------------   ------------
Total Current Liabilities       $ 1,241,000    $   966,000    $   496,000
Long Term Liabilities
  Notes Payable, FKI, Inc.          156,000        156,000        174,000
  Deferred Income Taxes              33,000         33,000         34,000
                                ------------   ------------   ------------
Total Long-Term Liabilities     $   189,000    $   189,000    $   208,000
Stockholders Equity
  Convertible Preferred Stock       257,000        257,000        257,000
  Common Stock, Class A             850,000        850,000        850,000
  Additional Paid-In Capital      1,674,000      1,674,000      1,674,000
  Retained Earnings               8,433,000      7,733,000      6,170,000
  Less: Cost of Treasury Stock     (671,000)      (650,000)      (592,000)
                                ------------   ------------   ------------
Total Stockholders Equity       $10,543,000    $ 9,864,000    $ 8,359,000
                                ------------   ------------   ------------
TOTAL LIABILITIES AND
   STOCKHOLDER EQUITY           $11,973,000     $11,019,000   $ 9,063,000
                                ============   =============  ============
[FN]
See Accompanying Notes to Financial Statements

                         GEORGE RISK INDUSTRIES, INC.
                            Statements of Income
                                (unaudited)
                            for three months           for nine months
                                 ended                     ended
                              January 31                Janaury 31
                           1999         1998          1999         1998
                        --------------------------------------------------
Net Sales               $3,162,000   $2,817,000    $9,508,000   $8,376,000
Less:  Cost of Goods
     Sold                1,936,000    1,455,000     5,228,000    4,479,000
                        -----------  ------------  -----------  -----------
Gross Profit            $1,226,000   $1,362,000    $4,280,000   $3,897,000

Operating Expenses
   G & A                   163,000      155,000       463,000      458,000
   Sales                   602,000      526,000     1,713,000    1,568,000
   Engineering              18,000       19,000        79,000       62,000
                        -----------  -----------   -----------  -----------
                        $  783,000   $  700,000    $2,255,000   $2,088,000

Income from Operations     443,000      662,000     2,025,000    1,809,000

Other Income (Expenses)
   Interest Income          74,000       70,000       202,000      200,000
   Interest Expense         (5,000)      (6,000)      (16,000)     (20,000)
   Other Income             75,000        2,000        77,000       52,000
                        -----------  -----------   -----------  -----------
                        $  144,000   $   66,000    $  263,000   $  232,000
Income before provision
   for income tax          587,000      728,000     2,288,000    2,041,000
Provisions for income
   tax - current portion  (273,000)    (211,000)     (939,000)    (783,000)
                        -----------  -----------   -----------  -----------
Net Income              $  314,000   $  517,000    $1,349,000   $1,258,000
                        ===========  ===========   ===========  ===========

Net Income per common share                        $     0.22   $     0.21

Weighted average number of common
    shares outstanding                               6,054,158    6,085,121

See Accompanying Notes to Financial Statements

                         GEORGE RISK INDUSTRIES, INC.
                           Statments of Cash Flows
[CAPTION]
                            Three months ended          Nine months ended
                                January 31                 January 31
                              1999        1998          1999        1998
                         --------------------------------------------------
[S]                      [C]          [C]           [C]          [C]
Cash Flow From Operating
 Activities
  Net Income             $  314,000   $  517,000    $1,349,000   $1,258,000

  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:

    Depreciation             27,000       33,000        82,000       92,000

    Changes in assets
     and liabilities:
      (Increase) Decrease
         in:
     Accounts Receivable     62,000       42,000      (238,000)    (136,000)
     Notes Receivable         4,000            0        11,000            0
     Inventories            247,000     (238,000)     (227,000)      98,000
     Prepaid Expenses         4,000       12,000       (14,000)      25,000
     Other Assets           (47,000)      52,000      (156,000)     (44,000)
      Increase (Decrease)
         in:
     Accounts Payable       (42,000)     (41,000)      (23,000)     (79,000)
     Accrued Expenses        57,000       38,000        74,000       61,000
     Notes Payable          (13,000)     (12,000)      (38,000)     (34,000)
     Income Tax Payable     273,000       11,000       639,000       75,000
                         -----------  -----------   -----------  -----------
Net Cash Provided By
 (Used In) Operating
  Activities             $  886,000   $  414,000    $1,459,000   $1,316,000

Cash Flow From Investing
 Activities:
  (Purchase) Sale of Prop-
    erty and Equipment      (12,000)     (54,000)      (18,000)     (92,000)
  (Purchase) Sale of
    Marketable
     Securities            (183,000)    (149,000)     (578,000)  (1,011,000)
                        ------------  -----------   -----------  -----------
Net Cash Provided By
 (Used In) Investing
  Activities               (195,000)    (203,000)     (596,000)  (1,103,000)

Cash Flow From Financing
 Activities:
  (Purchase) of Treasury
    Stock                   (20,000)     (36,000)      (55,000)     (36,000)
                        ------------  -----------   -----------  -----------
Net Cash Provided By
 (Used In) Financing
  Activities                (20,000)     (36,000)      (55,000)     (36,000)

Net Increase (Decrease)
  in Cash               $   671,000   $  175,000    $  808,000   $  177,000

Cash at Beginning
  of Period             $1,040,000    $  656,000    $  903,000   $  654,000
Cash at End of Period   $1,711,000    $  831,000    $1,711,000   $  831,000

                         GEORGE RISK INDUSTRIES, INC.

                        NOTES TO FINANCIAL STATEMENTS

                              January 31, 1999

Note 1.   Inventories

     At January 31, 1999, October 31, 1998, and January 31, 1998, respectively, inventories consisted fo the following:

Raw materials                $ 1,396,000      $ 1,430,000      $ 1,124,000
Work in process                  272,000          495,000          249,000
Finished Goods                   261,000          250,000          253,000
                             ------------     ------------     ------------
                             $ 1,929,000      $ 2,175,000      $ 1,626,000
Less:  Allowance for
  obsolete inventory             (46,000)         (46,000)         (46,000)
                             ------------     ------------     ------------
Total Inventory              $ 1,883,000      $ 2,129,000      $ 1,580,000
                             ============     ============     ============

                         GEORGE RISK INDUSTRIES, INC.

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

Net cash increased $671,000 during the three months ended January 31, 1999, and increased $808,000 for the nine months ended January 31, 1999. This is compared to an increase of $175,000 for the three months ended January 31, 1998 and a $177,000 increase for the nine months ended January 31, 1998. Accounts receivable increased $238,000 for the current nine months as compared to a $136,000 increase for the corresponding nine months last year. Accounts receivable collections averaged $1,059,000 for the quarter ended January 31, 1999, as compared to $966,000 for the same quarter last year. Inventory increased $227,000 for the nine months ended January 31, 1999, as compared to a decrease of $98,000 for the coinciding period last year. The increase is in part of being prepared for any mishaps that the Y2K millennium bug may or may not have on our vendors and for the increased sales the Company has estimated its will have for the current fiscal year. Other assets increased $156,000 for the current nine month period. Included in this amount are deposits being made for equipment and services for the Company's upcoming business expansion, and for dies and molds that are being made in house and all will be capitalized at time of completion. Net cash used in investing activities was $596,000 for the nine months ended
January 31, 1999 as compared to $1,103,000 for the same period last fiscal year. Reasons for the substantial decrease are that the Company purchased a new computer system that is Y2K compliant and not as many marketable securities were purchased by the Company in the current fiscal period. Net cash used in financing activities increased 53% during the current nine months because the Company is continuing to buy up shares of its common stock and holding it in its treasury.

Working capital at January 31, 1999 was $9,724,000 as compared to $7,789,000 at January 31, 1998. The current ratio at January 31, 1999 was 8.645 and was 14.202 at January 31, 1998. The acid test ratio was 7.093 at January 31, 1999 and was 11.200 at January 31, 1998. Cash per share was $.28 and equity per share was $1.74 at January 31, 1999.

Net sales were $3,162,000 for the quarter ended January 31, 1999 which is a 12% increase for the corresponding quarter last year. As for the nine months, net sales were $9,508,000 at January 31, 1999 and $8,376,000 at January 31, 1998. This is a 13.5% increase. Cost of goods sold was 61% of gross sales for the quarter ended January 31, 1999, and 54% of gross sales for the nine months ended January 31, 1999. For the corresponding periods last year, cost of goods sold was 50% and 53% of gross sales. As previously stated, the Company has increased its inventory for the coming millennium and the cost of direct labor is up because of increased wages and additional employees.

Operating expenses were 25% of net sales for the quarters ended January 31, 1999 and 1998. For the nine months ended January 31, 1999, operating expenses were 24% of net sales and were at 25% of net sales for the same period last year. Having relatively the same percentages for all periods shows that management keeps a close eye on its operating expenses to keep them in line from year to year. As sales have increased, management has increased wages and staff accordingly. Also, the Company has implemented a 401(K) retirement plan and contributes a percentage to those involved with the plan in order to keep the operating expenses in line with sales.

Interest income totaled $74,000 for the quarter ended January 31, 1999 and $70,000 for the quarter ended January 31, 1998. Total other income increased $78,000 during the current quarter to $144,000 as compared to $66,000 for the quarter ended January 31, 1998. For the nine months ended January 31, 1999, other income totaled $263,000 as compared to $232,000 for the nine months for the year before. This increase is due to the realized gains on investments. Since the stock market has been flourishing, the Company has been actively trading its marketable securities.

Net income increased 7% to $1,349,000 for the nine months ended January 31, 1999 as compared to $1,258,000 for the same period last year. Earnings per share for the nine months ended January 31, 1999 was $0.22 and was $0.21 for the nine months ended January 31, 1998.

The Company has been busy developing new products. To continue its work in the new housing market, the Company will soon release a programmable thermo-stat using microprocessor technology, a contact switch set that will easily fit into the new hollow door and window installations, and an under the counter hold-up device without moving parts so the operation of sounding an alarm is totally silent. The Company has also developed a moisture sensor product called the Hydro Sensor. This is a microcontroller based design for irrigation applications. This product is an evolutionary step to precision watering based on soil content and it is independent of soil types.

As far as Y2K readiness, management has taken many steps to become Y2K compliant. All of the Company's products are compliant because none of the products manufactured create or use date/data information. The Company has purchased new computer software which is Y2K compliant and has replaced hardware systems that did not meet compliance issues. The Company has also polled its vendors and suppliers with a questionnaire about their Y2K readi-ness and the replies have been favorable.

The Company received a grant from the city of Kimball, NE for the purpose of expansion by purchasing new equipment and building an addition to its existing facility. The Company has estimated total costs for this project to be $253,000, of which approximately 50% has been spent as of January 31, 1999. The remaining balance should be spent by July 31, 1999, depending upon completion of the construction of the new addition.

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

     Item 3.   Defaults upon Senior Securities              n/a

     Item 4.   Submission of Matters to a Vote
                    of Securities                           n/a

     Item 5.   Other Information                            n/a

     Item 6.   Exhibits and Reports on Form 8-K

          A.     Exhibits
                 Exhibit 27.    Financial Date Schedule

          B.     Reports on Form 8-K
                 No 8-K reports filed during the quarter
                    ended Janaury 31, 1999

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         George Risk Industries, Inc.
                                (Registrant)


Date      03-15-99                    Ken R. Risk
                                   Ken R. Risk, Director

Date      03-15-99                    Eileen M. Risk
                                   Eileen M. Risk, Director