Form 10QSB
period 1998-07-31
RISK GEORGE INDUSTRIES INC
filed 1999-04-29
CIK 84112

UNITED STATES
                    SECURITES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-QSB

(Mark One)
   [x]    Quarterly Report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934.
               For the quarter ended July 31, 1998
   [ ]    Transition report under Section 13 or 15(d) ot the Exchange Act.
            For the transition period from ____________ to ____________ Commission file number 0-5378


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

                                   n/a
   (Former name, address and fiscal year, if changed from last report)


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

                      PART I.    FINANCIAL INFORMATION

                        GEORGE RISK INDUSTRIES, INC.
                              BALANCE SHEET
                          JULY 31, 1998 AND 1997
[CAPTION]
[S]                                             [C]           [C]
                                 ASSETS

CURRENT ASSETS
     Cash                                       $   710,000   $   883,000
     Marketable Securities                        4,821,000     3,862,000
     Accounts Receivable:Trade Net of $50,000
       Doubtful Accounts Allowance                1,921,000     1,150,000
     Officers and Employees                           3,000         2,000
     Inventories                                  2,126,000     1,619,000
     Notes Receivable                                11,000        65,000
     Prepaid Expenses                               104,000       106,000
     Deferred Income Taxes                           31,000        94,000
                                                ------------  ------------
Total Current Assets                            $ 9,685,000   $ 7,781,000

Property, Plant and Equipment, Net at
     Cost                                           642,000       671,000
Other Assets                                        265,000        63,000
                                                ------------  ------------
Total Assets                                    $10,592,000   $ 8,515,000
                                                ============  ============

[CAPTION]
                   LIABILITIES AND STOCKHOLDER'S EQUITY
[S]                                             [C]           [C]
CURRENT LIABILITIES
     Accounts Payable, Trade                    $   239,000   $    90,000
     Notes Payable                                   52,000        46,000
     Accrued Expenses                               526,000       523,000
                                                ------------  ------------
Total Current Liabilities                       $   817,000   $   659,000

LONG-TERM LIABILITIES
     Deferred Taxes                                  33,000        34,000
     Notes Payable                                  144,000       197,000
                                                ------------  ------------
Total Long-Term Liabilities                     $   177,000   $   231,000

STOCKHOLDER'S EQUITY
     Preferred Stock                                257,000       257,000
     Common Stock, Class "A"                        850,000       850,000
     Additional Paid-In Capital                   1,674,000     1,674,000
     Retained Earnings                            7,468,000     5,400,000
     Less:  Cost of Treasury Stock                 (651,000)     (556,000)
                                                ------------  ------------
Total Stockholder's Equity                      $ 9,598,000   $ 7,625,000
                                                ------------  ------------
Total Liabilities and Stockholder's Equity      $10,592,000   $ 8,515,000
                                                ============  ============

                       GEORGE RISK INDUSTRIES, INC.
                           Statement of Income
                        For the three months ended

                                      July 31, 1998      July 31, 1997
     Net Sales                         $ 2,905,000        $ 2,551,000
     Less: Cost of Goods Sold           (1,529,000)        (1,379,000)
                                       ------------       ------------
     Gross Profit                      $ 1,376,000        $ 1,172,000

    Operating Expenses:
        General and Administrative         147,000            154,000
        Sales                              444,000            413,000
        Engineering                         27,000             22,000
                                       ------------       ------------
     Total Operating Expenses          $   618,000        $   589,000

     Income From Operations                758,000            583,000

    Other Income (Expense)
         Interest Income                     6,000             11,000
         Interest Expense                   (6,000)            (8,000)
         Other Income                       57,000             47,000
                                       ------------       ------------
                                       $    57,000        $    51,000
     Income Before Provision
         For Income Taxes                  815,000            634,000

     Provision For Income Taxes
         Current Portion                  (286,000)          (280,000)
                                       ------------       ------------
     Net Income                        $   529,000        $   354,000
                                       ============       ============
    Income Per Share of
       Common Stock                    $       .09        $       .06

    Weighted Average Number of
       Common Shares Outstanding         6,059,108          6,087,343

                        GEORGE RISK INDUSTIES, INC.
                         Statement of Cash Flows
                               (unaudited)
[CAPTION]
                                              for the three months ended
                                                        July 31
                                                   1998           1997
                                              ---------------------------
[S]                                           [C]             [C]
Cash Flow from Operating Activities:
  Net Income                                   $  529,000     $  354,000

  Adjustemnt to reconcile net income to
   cash provided by operating activities:

    Depreciation                                   27,000         30,000

    Changes in assets and liabilities:
      (Increase) Decrease:
     Accounts Receivable                         (151,000)       125,000
     Other Receivables                             (1,000)             0
     Notes Receivable                               4,000              0
     Inventories                                 (471,000)        58,000
     Prepaid Expenses                             (18,000)       (38,000)
     Other Assets                                 (19,000)       (11,000)
      Increase (Decrease)
     Accounts Payable                              43,000       (106,000)
     Accrued Expenses                            (132,000)       (48,000)
     Notes Payable                                (12,000)       (11,000)
     Income Tax Payable                           286,000        280,000
                                               -----------    -----------
Net Cash Provided by (Used in)
  Operating Activities                         $   85,000     $  624,000

Cash Flow from Investing Activities:
  (Purchase) Sale of Property and Equipment        (5,000)       (20,000)
  (Purchase) Sale of Marketable Securities       (239,000)      (374,000)
                                               -----------    -----------
Net Cash Provided by (Used in)
  Investing Activities                         $ (244,000)    $ (394,000)


Net Increase (Decrease) in Cash                $ (193,000)    $  239,000

Cash at Beginning of Period                    $  903,000     $  653,000
Cast at End of Period                          $  710,000     $  892,000

                       GEORGE RISK INDUSTRIES, INC.
                    Statement of Comprehensive Income
             For the three months ended July 31, 1998 and 1997

     [S]                                       [C]            [C]
     Net Income                                $  529,000     $  354,000
                                               -----------    -----------
     Other Comprehensive Income,
          Net of Tax
      Unrealized gain (loss) on securities:
       Unrealized holding gains (losses)
        arising during period                      99,000         56,000
      Less:  Reclassification adjustment for
       losses included in net income                6,000          8,000
                                               -----------    -----------
      Other Comprehensive Income               $  105,000     $   64,000

     Comprehensive Income                      $  634,000     $  418,000
                                               ===========    ===========

                       GEORGE RISK INDUSTRIES, INC.

                      NOTES TO FINANCIAL STATEMENTS

                              JULY 31, 1998

Note 1.   Inventories

     At July 31, 1998 and July 31, 1997, respectively, inventories consisted of the following:

     Raw Materials                             $ 1,428,000   $ 1,084,000
     Work in Process                               301,000       300,000
     Finished Goods                                443,000       281,000
                                               ------------  ------------
     Less:  Allowance for obsolete inventory       (46,000)      (46,000)
                                               ------------  ------------
     Total Inventory                           $ 2,126,000   $ 1,619,000
                                               ============  ============

                       GEORGE RISK INDUSTRIES, INC.

                     Part I.     FINANCIAL INFORMATION

     Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 1998.

Net cash decreased $194,000 during the quarter ended July 31, 1998 as compared to an increase of $230,000 during the corresponding quarter last year. Inventories increased $471,000 during the current quarter as com-pared to a $58,000 decrease last year. The finished goods inventory increased as the Company was able to utilize the sub assembly operation in Gering to build for stock as well as for the increased orders. The Company was also able to take advantage of cost savings on quantity pur-chases of raw materials. Accounts receivable decreased $151,000 during the current quarter. The Company continues to collect its accounts within terms with 93% of the total receivables considered current at less than 45 days and only 4% of the total 90 days past due. Operating expenses were 21% of net sales for the quarter ended July 31, 1998, down from 23% for the same period last year. Net cash used in investing activities de-creased from $394,000 last year to $244,000 for the current quarter. Purchases of marketable securities were down $135,000 from the comparable quarter last year. Income tax expense increased $286,000 this current first quarter compared to $280,000 last year. Although income before taxes increased $181,000, the tax expense reflects a book adjustment dur-ing the current quarter for over accruals of tax expense for the fiscal year ended April 30, 1998. As a percent of sales, cost of goods sold remained at 53% for the current quarter and was 54% for the first quarter last year.

Working capital at July 31, 1998 was $8,868,000 as compared to $7,122,000 at July 31, 1997. The current ratio was 11.85 and 11.81 for the quarters 1998 and 1997. The acid test ratio was 9.12 at July 31, 1998 and 8.95 at July 31, 1997. Cash per share (including marketable securities) was $0.91 and equity per share was $1.58 at July 31, 1998. Net income increased 49% for the three months compared tothe three months ended July 31, 1997, with sales increasing 14% over the first quarter last year. The Company continues to keep labor costs in line and closely monitors all operating expenses.

The Company recognizes its revenues when goods are shipped and billed to its cumstomers. There is a $50,000 allowance that was established by the Company to account for any uncolletable accounts.

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

The Company announced plans for a 7,200 ft. expansion of its main production facility with the total project cost estimated at $200,000. Federal funds made available through a Community Development grant have been awarded for a portion of the expense. GRI has committed to the cre-ation of additional jobs and continued employment levels as a provision of the grant as well as capital equipment purchases. Construction is expected to begin in March 1999.

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

     Item 4.   Submission of Matters to a Vote
                    of Securities                           n/a

     Item 5.   Other Information                            n/a

     Item 6.   Exhibits and Reports on Form 8-K

          A.     Exhibits
                 Exhibit 27.    Financial Data Schedule

          B.     Reports on Form 8-K
                 No 8-K reports filed during the quarter
                    ended July 31, 1998

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       George Risk Industries, Inc.
                               (Registrant)


Date      04-23-99                    Ken R. Risk
                                   Ken R. Risk, Director

Date      04-23-99                    Eileen M. Risk
                                   Eileen M. Risk, Director