Form 10KSB
period 1999-04-30
RISK GEORGE INDUSTRIES INC
filed 1999-08-11
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended April 30, 1999
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

Issuer's revenues for its most recent fiscal year:  $13,078,000

The aggregate market value of the voting stock held by non-affiliates as of July 2, 1999, is approximately $6,155,000.

State  the  number of shares outstanding of each class of  common equity  as  of the latest practicable date: As of June 30,  1999:
6,034,158

Documents incorporated by reference: None


                             Part I


Item 1 Business

(a) Business Development

George Risk Industries, Inc. (GRI or the company) was incorporated in 1967 in Colorado. The company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm components and systems, pool alarms, and hydro sensors.

GRI Telemark Corporation (Telemark), a majority owned subsidiary, was incorporated in October 1983 for the purpose of marketing security alarm products. As of April 13, 1993, Telemark was merged into GRI and presently operates as a marketing division of GRI.

Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and hydro sensors. The security burglar alarm products comprise approximately 89 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 650 customers. One of the distributors accounts for approximately 36 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

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

Research and Development

The company performs research and development for its customers from time to time. Costs in connection with such product development have been borne by the customers. Costs associated with the development of new products are expensed as incurred.

Employees

GRI has approximately 290 employees.


Item 2 Properties

The manufacturing and office facilities are owned by the company. The manufacturing facilities are being expanded by 10,000 square feet. Construction on this expansion is expected to be complete by September 1999. Additionally, the company leases 15,000 square feet for $1,335 per month with Delores Spradlin, sister of Ken
R. Risk, who is an officer and director  of  the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development and the company leases approximately 3,640 square feet from Agroma International. Currently there are 33 employees at the Gering site.


Item 3 Legal Proceedings

The company is a defendant in a patent infringement action. The likelihood of an unfavorable outcome or an estimate of potential loss is not determinable. The company believes the suit is without merit and intends to vigorously defend its' position.


Item 4 Submission of Matters to a Vote of Security Holders

Not applicable.

                             Part II


Item 5 Market for the Registrant's Common Equity and Related
       Stockholders' Matter

Principal Market

The company's Class A Common Stock is currently quoted over the counter in the NQB "Pink Sheets" by five market makers.

Stock Prices and Dividends Information

1999 Fiscal Year           High                   Low

May 1-July 31              2.56                   2.06
August 1-October 31        2.31                   1.72
November 1-January 31      2.12                   1.72
February 1-April 30        2.13                   1.69
1998 Fiscal Year           High                    Low
May 1-July 31              2.81                   2.19
August 1-October 31        3.00                   2.06
November 1-January 31      2.31                   1.66
February 1-April 30        2.50                   1.88

No dividends were paid during fiscal years ending April 30, 1998 and 1999.

The  number of holders of record of the company's Class A  Common
Stock as of April 30, 1999, was approximately 1500.


Item 6 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

GRI completed the fiscal year ending April 30, 1999, with a net profit of 16.6 percent of sales. Net sales were at $13,078,000, up 13.6 percent over the previous year.

The company expects sales to continue to grow for the fiscal year ending April 30, 2000. The continued growth should be achieved by volume increase with present customers and sales to added customers.

The material and labor stayed very consistent between this year and last year. At fiscal year end 1998 the material and labor percentage was at 45.2% of gross sales while the same percentage for fiscal year end 1999 was at 44.9% The company continues to buy smart and is always looking for quality materials at the best possible price. And as far as labor goes, the company tries to hire only the amount of production workers that they need to finish products and they also work very hard at keeping overtime expense down. With these good practices embedded throughout, the company is expected to continue to achieve a gross profit margin of 45 to 50 percent for the coming year.

Liquidity has improved each year and the ratio of cash, securities and accounts receivables to current obligations was 19.1 and 11.5 for the fiscal years ending April 30, 1999, and April 30, 1998, respectively. The company has marketable securities of $4,464,000 as compared to last year with $4,463,000. There was an unrealized gain of $118,000 on securities as compared to an unrealized loss of $120,000 on marketable securities during the previous year.

New product development at GRI has become very aggressive in order to stay competitive in the industry and has continued business growth. Several new products that are currently in development include a door channel magnet, a hold-up switch, a relay module, a high security switch, and multi-functional thermostat. The company plans to introduce these products at the International Security Conference in New York in September, 1999.

The company is continuing to search for a business that would complement the existing business. This would require no outside financing. The intent is to utilize the equipment, marketing
techniques  and  established  customers  to  increase   sales  and
profits.

The company is building a 10,000 square foot extension to its' manufacturing facility. It is expected to be completed in September, 1999. This new building will house the tool and die and molding departments and will also allow for additional stockroom storage. This additional stockroom storage will enable the company to stock more finished goods for the increasing demands for the company products.

The company has addressed and evaluated the year 2000 issue. It has identified and replaced hardware and software systems that could generate incorrect data or cause a system to fail. During the year ended April 30, 1999, $57,000 was spent on these replaced systems.

The year 2000 issue may affect the systems of suppliers and vendors of the company. While the company is addressing the issue, there is no assurance that any potential year 2000 noncompliance within the systems of these other companies will not have a material adverse effect on the company.

There   are  no  known seasonal trends with any of GRI's  products, since they sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

Item 7 Financial Statements


                  Independent Auditor's Report




Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 1999, and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 1999, and the
results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.


Mason Russell West, LLC


Littleton, Colorado
June 23, 1999



                 George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 1999



                            Assets

Current Assets:
 Cash and cash equivalents                           $ 1,160,000
 Marketable securities                                 5,464,000
 Accounts receivable:
  Trade, net of allowance for doubtful
         accounts of $50,000                           2,075,000
  Income tax overpayment                                 111,000
  Officer and employees                                   13,000
 Inventories                                           2,194,000
 Prepaid expenses                                         63,000
 Deferred income taxes                                    31,000
                                                     ___________
   Total Current Assets                               11,111,000
                                                     ___________
Property and Equipment, net, at cost                     816,000
                                                     ___________
Other Assets
 Deposit                                                  12,000
 Projects in process                                      53,000
 Officer advance                                          20,000
 Deferred tax asset                                       38,000
                                                     ___________
   Total Other Assets                                    123,000
                                                     ___________



Total Assets                                         $12,050,000
                                                     ___________

See accompanying notes to financial statements




             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $    46,000
 Accrued expenses:
  Payroll and related expenses                            302,000
  Income and other taxes                                  146,000
  Deferred retirement benefit payable                      14,000
 Notes payable-current portion                             57,000
                                                      ___________
   Total Current Liabilities                              565,000
                                                      ___________
Deferred Income Taxes                                      28,000
Long-term debt                                             99,000
Commitments and Contingencies                                   0
                                                      ___________
   Total Long-Term Liabilities                            127,000

                                                      ___________
Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 12,850
  issued and outstanding                                  257,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000
 Additional paid-in capital                             1,692,000
 Accumulated other comprehensive income                   118,000
 Retained earnings                                      9,114,000
 Less cost of treasury stock,
     2,468,674 shares, at cost                           (673,000)
                                                      ___________
   Total Stockholders' Equity                          11,358,000
                                                      ___________
Total Liabilities and Stockholders' Equity            $12,050,000
                                                      ___________



                 George Risk Industries, Inc.
                     Statements of Income
       For the Years Ended April 30, 1998 and 1999


                                           1999           1998

Net Sales                              $13,078,000     $11,508,000
 Less cost of goods sold                 6,870,000       6,089,000

                                       ___________     ___________
Gross Profit                             6,208,000       5,419,000

Operating Expenses:
 Selling and shipping                    2,457,000       2,071,000
 General and administrative                676,000         584,000
 Engineering and research                   81,000          82,000
 Rent expense paid to
    related parties                         50,000          51,000
                                       ___________     ___________
       Total Operating Expenses          3,264,000       2,788,000
                                       ___________     ___________
Income From Operations                   2,944,000       2,631,000

Other Income (Expense):
 Other                                     (17,000)         30,000
 Dividend and interest income              271,000         261,000
 Interest expense                          (21,000)        (26,000)
 Gain/(loss) on sale of investments        126,000         (20,000)
                                       ___________     ___________
       Total Other Income                  359,000         245,000

Income  Before  Provision  for  Income
Taxes                                    3,303,000       2,876,000

Provision for Income Taxes:
 Current expense                         1,117,000       1,006,000
 Deferred tax (benefit) expense             13,000           6,000
                                       ___________     ___________
 Total Provision for Income Taxes        1,130,000       1,012,000
                                       ___________     ___________
Net Income                             $ 2,173,000     $ 1,864,000
                                       ___________     ___________
Income per Share of Common Stock       $      0.36     $       .30
                                       ___________     ___________
Weighted Average Number of Common
 Shares Outstanding                      6,018,151       6,053,483

                                       ___________     ___________

See accompanying notes to financial statements




                         George Risk Industries, Inc.
                      Statement of Comprehensive Income
                               April 30, 1999

                                       For the Years Ended April 30,
                                             1999          1998

Net Income                               $2,173,000      $1,864,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized loss on securities:
  Unrealized holding gains (losses)
   arising during period                     80,000         (56,000)
 Less: reclassification adjustment for
   losses (gains) included in net income    158,000          26,000
                                         __________      __________

Other Comprehensive Income (Loss)           238,000         (30,000)

Comprehensive Income                     $2,411,000      $1,834,000
                                         __________      __________

See accompanying notes to financial statements



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
             From May 1, 1997 Through April 30, 1999


                                                  Common Stock
                         Preferred Stock            Class A

                         Shares     Amount      Shares      Amount
Balances, May 1,
 1997                    12,850    $257,000    8,502,832    $850,000

Purchase of common
 stock for treasury           0           0            0           0

Increase in
unrealized loss on
marketable securities         0           0            0           0

Net income                    0           0            0           0
                         ______    ________    _________    ________
Balances, April 30,
 1998                    12,850     257,000    8,502,832     850,000


Shares issued to
 Employees in lieu
  of cash
   compensation               0           0            0           0

Purchase of common
 stock for treasury           0           0            0           0

Unrealized gains on
 marketable securities        0           0            0           0

Net income                    0           0            0           0
                        _______     ________   __________    ________
Balances, April 30,
 1999                    12,850     $257,000    8,502,832    $850,000

See accompanying notes to financial statements



                                    Accumulated
            Treasury Stock            Other
Paid-In    (Common Class A)        Comprehensive  Retained
Capital      Shares      Amount      Income       Earnings     Total

$1,674,000   2,415,439   $(556,000)   $(90,000)   $5,077,000   $7,212,000


         0      33,285     (60,000)          0             0      (60,000)



         0           0           0     (30,000)            0      (30,000)

         0           0           0           0     1,864,000    1,864,000
__________   _________   _________   _________    __________   __________

 1,674,000   2,448,724    (616,000)   (120,000)    6,941,000    8,986,000





    18,000     (11,550)      3,000           0             0       21,000


         0      31,500     (60,000)          0             0      (60,000)


         0           0           0     238,000             0      238,000

         0           0           0           0     2,173,000    2,173,000
__________   _________   _________   _________    __________  ___________

$1,692,000   2,468,674   $(673,000)  $ 118,000    $9,114,000  $11,358,000
__________   _________   _________   _________    __________  ___________


                   George Risk Industries, Inc.
                      Statements of Cash Flows

                                              For the Years
                                              Ended April 30,
                                           1999          1998
Cash Flows from Operating Activities:
Net income                              $2,173,000    $1,864,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities
   Depreciation                            166,000       124,000
   Change in unrealized gains (loss)
          on investments                   238,000       (30,000)
   Net book value of assets retired         18,000             0
   Changes in assets and liabilities:
    (Increase) decrease in:
     Marketable securities              (1,001,000)   (1,033,000)
     Accounts receivable                  (305,000)     (495,000)
     Inventories                          (538,000)       22,000
     Prepaid expenses                      (19,000)       23,000
     Other assets                           91,000      (113,000)
     Receivable - officers and
      employees                             18,000        15,000
     Income tax overpayment               (111,000)            0
     Deferred tax assets                    18,000         7,000
    Increase (decrease) in:
     Accounts payable                     (150,000)       (1,000)
     Accrued expenses                       23,000       (27,000)
     Accrued income and other taxes         67,000       108,000
     Deferred tax liability                 (5,000)            0
                                        __________    __________
    Net cash provided by operating
     activities                            683,000       464,000
                                        __________    __________

Cash Flows From Investing Activities:
 Purchase of property and equipment       (335,000)     (108,000)
 Purchases of treasury stock               (60,000)      (60,000)
                                        __________    __________
    Net cash used in investing
     activities                           (395,000)     (168,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Principal payments on long-term debt      (52,000)      (46,000)
 Treasury stock issued                      21,000             0
                                        __________    __________
   Net cash used in financing activities   (31,000)      (46,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                         257,000       250,000

Cash and Cash Equivalents, beginning of
  year                                     903,000       653,000
                                        __________    __________
Cash and Cash Equivalents, end of year  $1,160,000     $ 903,000
                                        __________    __________

Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,132,000     $1,012,000
                                        __________     __________
  Interest expense                      $   21,000     $   26,000
                                        __________     __________
Supplemental disclosure of noncash
  investing and financing
 activities-issuance of treasury stock
  in lieu of compensation               $   21,000     $        0
                                        __________     __________

See accompanying notes to financial statements



                  George Risk Industries, Inc.
                  Notes to Financial Statements


1. Nature  of  Business and Summary of Significant  Accounting
   Policies

   Nature of Business-The company is engaged in the design, manufacture, and marketing of computer keyboards, push-button switches, security alarm components, pool alarms and hydro sensors.

   At April 30, 1993, the financial statements of the company, George Risk Industries, Inc. (GRI), and its majority-owned subsidiaries, GRI Telemark Corp. (Telemark), and R&D Labs were consolidated. Effective April 30, 1993, the company acquired the entire minority interest in Telemark by issuing 22,160 shares of its Class A common stock and merged Telemark into GRI. Telemark continues to operate as a marketing division of GRI.

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

   Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $ 416,000
        Machinery and equipment        5-10         671,000
        Furniture and fixtures         5-10         131,000
        Leasehold improvements         2-3 1/2      141,000
        Buildings                       20          326,000
        Automotive                     3-5           54,000
        Software                       2-5           87,000
        Land                           N/A           13,000
                                                 __________
        Total                                     1,839,000
        Accumulated depreciation                 (1,023,000)
                                                 __________
        Net                                      $  816,000
                                                 __________


   Depreciation expense of $166,000 and $124,000 has been provided as of April 30, 1999 and 1998, respectively.



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

2. Inventories

   Inventories at April 30, 1999, consisted of the following:

    Raw materials                               $1,632,000
    Work in process                                328,000
    Finished goods                                 304,000
                                                __________
                                                 2,264,000
                                                __________
    Less allowance for obsolete
    inventory                                      (70,000)
                                                __________
    Totals                                      $2,194,000
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

   Marketable equity securities and unrealized gains and losses consist of the following as of April 30, 1999:


    Cost basis                                  $5,346,000
    Market value                                 5,464,000
                                                __________
    Net unrealized gain                         $  118,000
                                                __________
    Gross unrealized gain                       $  426,000
                                                __________
    Gross unrealized loss                       $  308,000
                                                __________


4. Notes Payable

   Notes payable consists of the following at April 30, 1999:
 Note  payable, 11 percent imputed interest, secured
    by  725,000  shares  of treasury  stock  monthly
    principal  and interest payments of $6,000,  due
    November 1, 2001                                  $ 156,000
    Less current portion                                 57,000
                                                      _________
       Net long-term debt                             $  99,000
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

   Total lease expense under these arrangements for the fiscal years ended April 30, 1999 and 1998, was $23,000 in each year.

   The company leases an airplane from an officer/director/ stockholder of the company on a month -to- month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 1999 and 1998, were $27,000 in each year.


7. Income Taxes

                                               1999
                                    Federal           State
                                 ____________      ____________

 Income before taxes               $3,288,000        $3,288,000
 State income tax                    (160,000)         (160,000)
 Capital loss carryforwards used      (60,000)         (103,000)
 Nontaxable income                   (138,000)         (125,000)
 Nondeductible expenses
  and timing differences              (22,000)          (22,000)
                                  ___________       ___________

    Taxable income                 $2,908,000        $2,878,000
                                  ___________       ___________

    Income tax                     $  957,000        $  160,000
                                  ___________       ___________

    Tax rate to taxable income          32.9%              5.6%
                                  ___________       ___________






                                                1998
                                      Federal          State
                                   ____________     ____________

   Income before taxes              $2,876,000       $2,876,000
   State income tax                   (202,000)        (202,000)
   Capital loss carryforwards used           0                0
   Nontaxable income                   (68,000)         (82,000)
   Nondeductible expenses
    and timing differences              15,000           15,000
                                    __________       __________

   Taxable income                   $2,621,000       $2,607,000
                                    __________       __________

   Income tax                       $  804,000       $  202,000
                                    __________       __________

   Tax rate to taxable income            30.7%             7.7%
                                    __________       __________


   Deferred tax asset (liability) consist of the following components at April 30, 1999 and 1998:

                                        1999          1998
                                     __________     _________

  Deferred tax current assets:
   Accrued expenses                   $31,000        $31,000
   Capital losses carried forward           0         11,000

  Deferred tax noncurrent asset
    - accrued expenses                 38,000         45,000

  Deferred tax noncurrent
    liability:
   Depreciation                       (28,000)       (33,000)
                                     ________       ________
     Net deferred tax asset
              (liability)             $41,000        $54,000
                                     ________       ________


8. Business Segments

   The following is financial information relating to industry segments:

                                                 April 30,
                                            1999            1998

    Net revenue:
     Keyboard products                  $ 1,263,000      $   977,000
     Security alarm products             11,816,000       10,531,000
                                        ___________      ___________

    Total net revenue                   $13,079,000      $11,508,000
                                        ___________      ___________

    Income from operations:
     Keyboard products                  $   329,000      $   236,000
     Security alarm products              3,081,000        2,395,000
                                        ___________       __________
    Total income from operations        $ 3,410,000      $ 2,631,000
                                        ___________      ___________

    Identifiable assets:
     Keyboard products                  $   568,000      $   555,000
     Security alarm products              4,644,000        4,500,000
     Corporate general                    6,838,000        4,740,000
                                        ___________      ___________

    Total assets                        $12,050,000      $ 9,795,000
                                        ___________      ___________
    Depreciation and
      amortization:
     Keyboard products                  $         0      $         0
     Security alarm products                134,000           92,000
     Corporate general                       32,000           32,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   166,000      $   124,000
                                        ___________      ___________

    Capital expenditures:
     Keyboard products                  $    13,000      $         0
     Security alarm products                265,000           91,000
     Corporate general                       57,000           18,000
                                        ___________      ___________
      Totals                            $   335,000      $   109,000
                                        ___________      ___________




9. Major Customers and Significant Concentration of Credit Risk

   The company made sales to unaffiliated customers that individually represent more than 10 percent of the company's total sales for the years ended April 30, 1999 and 1998 as follows:


Customers                         1999      1998

      A                           37%       34%

   Accounts receivable from this customer at April 30, 1999 and 1998, were approximately $913,000 and $626,000, respectively.

   For  the years ended April 30, 1999 and 1998, approximately
   89 percent and 97 percent, respectively, of the company's sales relate to the security alarm components.


   10. Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

   The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 1999, the company's uninsured cash balance totaled $627,000.


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

The following information as of April 30, 1999, is furnished with respect to each director and executive officer:

                                   Year First
                                    Became a         Term
                          Age    Director/Officer   Expiration

Ken R. Risk               51          1976          Stockholders'
Chairman of the Board                               option
 and President
Eileen M. Risk            81          1976          Stockholders'
Secretary/Treasurer                                 option
Mary Ann Brothers         59          1984          Stockholders'
Executive Vice                                      option
President
Jerry Andersen            68          1978          Stockholders'
Director                                            option
Roy Bowling               62          1986          Stockholders'
Director                                            option
Michael J. Nelson         58          1992          Stockholders'
Director                                            option


(b) Business Experience of Directors and Executive Officers

Ken R. Risk and Eileen M. Risk, executive officers listed above, have served in various executive capacities with the company over the past ten years.

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

Roy Bowling, Director, has been in the alarm industry for over 20 years. He founded Labor Saving Devices of Lakewood, Colorado,  13 years ago and is actively involved with that company.

Michael J. Nelson, director, has worked in the banking business since 1963 and has been the president of the First State Bank in Kimball, Nebraska for the past 16 years.

(c) Identification of Certain Significant Employees

Ken R. Risk and Mary Ann Brothers are officers and employees of of the company. (See Item 9 [b].)

(d) Involvement in Certain Legal Proceedings

George Risk Industries, Inc. has been named in certain legal proceedings discussed in Item 3.

Item 10 Executive Compensation

The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 1997, 1998, and 1999:




                                Annual Compensation

       (a)           (b)         (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          1999      176,000      0         35,000 stock shares
Chief Executive      1998      163,000      0              0
Officer              1997      156,000      0         20,000 stock shares

Mary Ann Brothers    1999      118,000      0              0
Executive Vice       1998      110,000      0              0
President            1997      105,000      0          6,000 stock shares

Peggy Dilley         1999        9,000      0              0
Chief Financial      1998       49,000      0              0
Officer              1997       47,000      0          6,000 stock shares

Director             1999       41,000      0              0
of                   1998       22,000      0              0
Engineering          1997       39,000      0              0

Dan Douglas          1999       40,000      0              0
Vice President of    1998       39,000      0              0
Materials            1997       38,000      0              0


                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  1999         0           0            0            0
             1998         0           0            0            0
             1997         0           0            0            0

Mary Ann     1999         0           0            0            0
Brothers     1998         0           0            0            0
             1997         0           0            0            0

Peggy        1999         0           0            0            0
Dilley       1998         0           0            0            0
             1997         0           0            0            0

Director     1999         0           0            0            0
of           1998         0           0            0            0
Engineering  1997         0           0            0            0

Dan Douglas  1999         0           0            0            0
             1998         0           0            0            0
             1997         0           0            0            0

Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


Item 11 Security Ownership of Certain Beneficial Owners and
        Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 1999.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,930,355       48.6%
A         Hastings, NE
          68901



None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 12 Certain Relationships and Related Party Transactions

During each of three years ended April 30, 1999, 1998, and 1997, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                     1999         1998        1997

Airplane Lease
  Ken R. Risk                  $27,000       $27,000      $12,000
  President

Building and Warehouse
Leases/Rentals
  Eileen M. Risk               $ 3,400       $ 3,400      $ 3,400
  Secretary/Treasurer

  Eileen M. Risk               $ 3,600       $ 3,600      $ 3,600
  Secretary/Treasurer

  Delores Spradlin             $16,020       $16,020      $16,020
  Sister, Ken R. Risk

Stock Transfer Agent
  Eileen M. Risk               $20,000       $20,000      $20,000
  Secretary/Treasurer



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

August 10, 1999

Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              August 10, 1999
Ken R. Risk              Chairman of the Board


/s/ Peggy Dilley         Chief Financial Officer    August 10, 1999
Peggy Dilley             and Controller


/s/ Jerry Andersen       Director                   August 10, 1999
Jerry Andersen


/s/ Michael J. Nelson    Director                   August 10, 1999
Michael J. Nelson