Form 10QSB
period 1999-07-31
RISK GEORGE INDUSTRIES INC
filed 1999-09-13
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended July 31, 1999

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the transition period from ______________ to ________________

                      Commission File Number:  0-5378


                        GEORGE RISK INDUSTRIES, INC.
     (Exact name of small business issuer as specified in its charter)

             Colorado                              84-0524756
     (State of incorporation)          (IRS Employers Identification No.)

                   802 South Elm St., Kimball, NE  69145
                  (Address of principal executive offices)

                               (308) 235-4645
                         (Issuer's telephone number)

                                    n/a
     (Former name, address and fiscal year, if changed from last report)



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

                      Yes  [   ]               No [ X ]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act, after the distribution of securities under a plan confirmed by a court.

                      Yes [   ]                No [   ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,056,906

                        GEORGE RISK INDUSTRIES, INC.

                     PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                      JULY 31, 1999 AND JULY 31, 1998

[CAPTION]
[S]                                           [C]             [C]
                                   ASSETS
CURRENT ASSETS
     Cash                                     $ 1,926,000      $   753,000
     Marketable Securities                      5,516,000        4,783,000
     Accounts Receivable:  Trade, net of
       $50,000 doubfull account allowance       1,974,000        1,921,000
     Notes Receivable - Officer and Employees      12,000           13,000
     Inventories (Note 1)                       2,237,000        2,126,000
     Prepaid Expenses                              51,000           62,000
                                              ------------     ------------
Total Current Assets                          $11,716,000      $ 9,658,000

Property, Plant and Equipment, net
     at cost                                      821,000          677,000
Other Assets                                      205,000          266,000
                                              ------------     ------------
TOTAL ASSETS                                  $12,742,000      $10,601,000
                                              ============     ============

[CAPTION]
                    LIABILITIES AND STOCKHOLDERS' EQUITY

[S]                                           [C]              [C]
CURRENT LIABILITIES
     Accounts Payable, Trade                  $    40,000      $   239,000
     Notes Payable, current                        58,000           52,000
     Accrued Expenses                             656,000          525,000
     Deferred Current Taxes                       (31,000)         (31,000)
                                              ------------     ------------
Total Current Liabilities                     $   723,000      $   785,000

LONG-TERM LIABILITIES
     Notes Payable                                160,000          144,000
     Deferred Income Taxes                         28,000           33,000
                                              ------------     ------------
Total long-term liabilities                   $   188,000      $   177,000

STOCKHOLDERS' EQUITY
     Convertible Preferred Stock                  257,000          257,000
     Common Stock, Class A                        850,000          850,000
     Additional Paid-In Capital                 1,734,000        1,674,000
     Accumulated Other Comprehensive Income       134,000           (1,000)
     Retained Earnings                          9,529,000        7,464,000
     Less:  Cost of Treasury Stock               (673,000)        (605,000)
                                              ------------     ------------
Total Stockholders' Equity                    $11,831,000      $ 9,639,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $12,742,000      $10,601,000
                                              ============     ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENT
                         FOR THE THREE MONTHS ENDED

                                             July 31, 1999    July 31, 1998
     Net Sales                                $ 3,235,000      $ 2,905,000
     Less:  Cost of Goods Sold                 (1,647,000)      (1,529,000)
                                              ------------     ------------
     Gross Profit                             $ 1,588,000      $ 1,376,000

     Operating Expenses:
          General and Administrative              239,000          158,000
          Sales                                   592,000          444,000
          Engineering                              25,000           27,000
                                              ------------     ------------
     Total Operating Expenses                 $   856,000      $   629,000

     Income From Operations                       732,000          747,000

     Other Income (Expense)
          Interest Income                           5,000            5,000
          Interest Expense                         (4,000)          (5,000)
          Investment Income (Loss)                 67,000           62,000
          Gain (Loss) on Investments              (93,000)               0
          Other Income (Loss)                       4,000                0
                                              ------------     ------------
                                              $   (21,000)     $    62,000

     Income Before Provisions for
          Income Taxes                            711,000          809,000

     Provisions for Income Taxes                 (296,000)        (286,000)
                                              ------------     ------------
     Net Income                               $   415,000      $   523,000
                                              ============     ============

     Income Per Share of Common Stock         $       .07      $       .09

     Weighted Average Number of Common
          Shares Outstanding                    6,056,906        6,027,658


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
[CAPTION]
                                             July 31, 1999    July 31, 1998
[S]                                           [C]              [C]
Net Income                                    $   415,000      $   523,000
                                              ------------     ------------
Other Comprehensive Income, net of tax
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                      (79,000)          (6,000)
     Less:  reclassification adjustment for
       (gains) losses included in net income       95,000                0
                                              ------------     ------------
   Other Comprehensive Income                 $    16,000      $    (6,000)

Comprehensive Income                          $   431,000      $   517,000
                                              ============     ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED

                                             July 31, 1999    July 31, 1998
[S]                                           [C]              [C]
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $   415,000      $   523,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                  39,000           27,000
     Change in unrealized gain (loss) on
      investments                                  16,000          120,000
     Changes in assets and liabilities:
       (Increase) Decrease in:
          Marketable Securities                   (98,000)        (363,000)
          Accounts Receivable                     101,000         (151,000)
          Inventories                             (43,000)        (471,000)
          Prepaid Expenses                         11,000          (18,000)
          Other Assets                            (82,000)         (19,000)
          Receivables - officers and employees      2,000            3,000
       Increase (Decrease) in:
          Accounts Payable                         (5,000)          43,000
          Accrued Expense                          73,000         (132,000)
          Notes Payable                            61,000          (12,000)
          Income Tax Payable                      233,000          286,000
                                              ------------     ------------
       Net cash provided by (used in)
        operating activities                  $   723,000      $  (164,000)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Property and Equipment           (44,000)         (40,000)
     Purchase of Treasury Stock                    (7,000)               0
                                              ------------     ------------
       Net cash provided by (used in)
        investing activities                  $   (51,000)     $   (40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Treasury Stock issued                         49,000           11,000
                                              ------------     ------------
       Net cash provided by (used in)
        financing activities                  $    49,000      $    11,000

NET INCREASE (DECREASE) IN CASH               $   721,000      $  (193,000)
                                              ============     ============

Cash at beginning of period                   $ 1,160,000      $   903,000
Cash at end of period                         $ 1,881,000      $   710,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 1999

Note 1.   Inventories
     At July 31, 1999 and July 31, 1998, respectively, inventories consisted of the following:

          Raw Materials                       $ 1,717,000      $ 1,397,000
          Work in Process                         296,000          341,000
          Finished Goods                          294,000          434,000
                                              ------------     ------------
                                              $ 2,307,000      $ 2,172,000
          Less:  Allowance for obsolete
               inventory                          (70,000)         (46,000)
                                              ------------     ------------
          Net Inventories                     $ 2,237,000      $ 2,126,000
                                              ============     ============

                        GEORGE RISK INDUSTRIES, INC.

                     PART I.     FINANCIAL INFORMATION

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 1999.

Net cash increased $721,000 during the quarter ended July 31, 1999 as com-pared to a decrease of $193,000 during the corresponding quarter last year. Marketable securities only increased $98,000 this current quarter as com-pared to a $363,000 increase for the same quarter last year. The Company had to sell a stock for a $93,000 loss during the current period. Inven-tories increased $43,000 during the current quarter as compared to a $471,000 increase last year. Overall inventory and raw material are up in dollars, but work in process and finished goods are down in numbers because of the increase in demand for our products. Raw materials are also up as the Company is starting to have more inventory on hand in case of any Y2K problems that may arise from our vendors. Accounts receivable de-creased $101,000 during the current quarter as compared to a $151,000 de-crease for the corresponding quarter last year. The Company continues to collect its accounts within terms. At the quarter ended July 31, 1999, 70% of the receivables are considered current (less than 45 days) and only 3% of the total are over 90 days past due. At the quarter ended July 31, 1999, accounts payable shows a decrease of $5,000 as compared to an in-crease of $43,000 for the same quarter the year before. The Company con-tinues to strive to pay all of its bills within terms and take all purchase discounts that are available. The Company's notes payable numbers are up with the receipt of $75,000 in the form of a long-term note from the State of Nebraska Department of Economic Development. They offer a "Community Development Block Grant" (CDBG) program to help increase economic develop-ment in the state. The Company received this loan to help pay for the new building that will house our molding and tool and die departments. If, after five years, the Company complies with all of the conditions of the CDBG program, the note will be forgiven.

The following is a list of ratios to help analyze the Company's performance:
                                            Qtr ended           Qtr ended
                                         July 31, 1999       July 31, 1998
                                         -------------       -------------
Working capital                          $ 10,993,000         $ 8,873,000
Current ratio                                  16.205              12.303
Quick ratio                                    13.024               9.499
Cash per share
   (including marketable securities)     $       1.23         $      0.92
Equity per share                         $       1.95         $      1.60


Net sales were $3,235,000 for the quarter ended July 31, 1999, which is an 11% increase for the corresponding quarter last year. Cost of goods sold was 50% of gross sales for the quarter ended July 31, 1999 and the cost of goods sold percentage to gross sales was 51% for the quarter ended July 31, 1998. Having relatively the same percentage of cost of goods sold from period to period shows that the Company keeps its costs in line. The Company has increased its cost of materials and direct labor in proportion to how its sales have increased.

Operating expenses were 26% of net sales for the quarter ended July 31, 1999 as compared to 22% for the corresponding quarter last year. Having relatively the same percentages for both periods shows that management keeps a close eye on its operating expenses to keep them in line from year to year. As sales have increased, management has increased wages and staff accordingly.

Other income and expenses showed a $21,000 expense for the quarter ended July 31, 1999 as compared to having $62,000 increase in income for the quarter ended July 31, 1998. The Company had to sell one of its stock holdings for a loss of $93,000 in the current quarter. In turn, net in-come for the quarter ended July 31, 1999 was at $415,000, a 26% decrease from the preceding quarter, which had a net income of $523,000. Earnings per share for the quarter ended July 31, 1999 were $0.07 per share and $0.09 per share for the quarter ended July 31, 1998.

The Company recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established by the Company to account for any uncollectable accounts.

The Company does have two distinct business segments, security alarm products and keyboard products that are subject to disclosure under SFAS No. 131. Since the keyboard products line is less than 10% of the total sales, the Company is not required to recognize it as a separate segment.

As far as Y2K readiness goes, management has taken many steps to be ready when the year 2000 arrives. All of the Company's products are ready be-cause none of the products manufactured create or use date/data inform-ation. The Company has purchased new computer accounting software, which the manufacturer has stated is Y2K compliant. Also the Company has re-placed hardware systems that did not meet compliance issues. The Company has also polled its vendors and suppliers with a questionnaire about their Y2K readiness and the replies have been favorable. The Y2K issue may affect the systems of suppliers and vendors of GRI. While the Company is addressing the issue, there is no assurance that any potential Y2K non-compliance within the systems of these other companies will not have a material adverse effect on the company.

New product development at the Company has become very aggressive in order to stay competitive in the industry and to have continued business growth. Several new products that are currently in development include a door channel magnet, a hold-up switch, a relay module, a high security switch, and a multi-functional thermostat. The Company just introduced these new products to the industry at the International Security Conference in New York in early September 1999 and the response to these products was excellent.

The Company is continuing to search for a business that would complement the existing business. This would require no outside financing. The in-tent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

The Company is building a 10,000 square foot extension to its manufactur-ing facility. It is expected to be completed by the end of September 1999. This new building will house the tool and die and molding departments and will also allow for additional stockroom storage. This additional stock-room storage will enable the Company to stock more finished goods for the increasing demand for products.

There are no known seasonal trends with any of the Company's products, since they sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

                        GEORGE RISK INDUSTRIES, INC.

                       Part II.     OTHER INFORMATION


Item 1.   Legal Proceedings
     The Company is a defendant in a patent infringement action. The likelihood of an unfavorable outcome or an estimate of potential loss is not determinable. The Company believes the suit is without merit and in-tends to vigorously defend its' position.

Item 2.   Changes in Securities
     Not applicable.

Item 3.   Defaults upon Senior Securities
     Not applicable

Item 4.   Submission of Matters to a Vote of Securities
     Not applicable

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
        A.     Exhibits
               Exhibit 27.    Financial Data Schedule

        B.     Reports on Form 8-K
               No 8-K reports filed during the quarter ended July 31, 1999

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date      09-13-99                      By:  /s/ Kenneth R. Risk
                                        Kenneth R. Risk, President and CEO