Form 10QSB
period 1999-10-31
RISK GEORGE INDUSTRIES INC
filed 1999-12-10
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended October 31, 1999

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

                      Yes [   ]                No [   ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,019,417

                        GEORGE RISK INDUSTRIES, INC.

                     PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
           OCTOBER 31, 1999, JULY 31, 1999, AND OCTOBER 31, 1998

[CAPTION]
[S]                                [C]           [C]           [C]
                                   ASSETS
CURRENT ASSETS
  Cash                             $ 1,693,000   $ 1,881,000   $ 1,040,000
  Marketable Securities              5,719,000     5,562,000,    4,739,000
  Accounts Receivable:  Trade,
    net of $50,000 doubtful
    account allowance                2,054,000     1,974,000     2,070,000
  Notes Receivable - Officer
    and Employees                       11,000        12,000         9,000
  Inventories (Note 1)               2,238,000     2,237,000     2,129,000
  Prepaid Expenses                      66,000        51,000        60,000
                                   ------------  ------------  ------------
Total Current Assets               $11,781,000   $11,717,000   $10,047,000

Property, Plant and Equipment,
  net, at cost                       1,096,000       821,000       651,000
Other Assets                            74,000       205,000       356,000
                                   ------------  ------------  ------------
TOTAL ASSETS                       $12,951,000   $12,743,000   $11,054,000
                                   ============  ============  ============

[CAPTION]
                    LIABILITIES AND STOCKHOLDERS' EQUITY
[S]                                [C]           [C]           [C]
CURRENT LIABILITIES
  Accounts Payable, Trade          $    57,000   $    40,000   $   215,000
  Notes Payable, current                94,000        58,000        52,000
  Accrued Expenses                     352,000       657,000       756,000
  Deferred Current Taxes               (31,000)      (31,000)      (31,000)
                                   ------------  ------------  ------------
Total Current Liabilities          $   472,000   $   724,000   $   992,000

LONG-TERM LIABILITIES
  Notes Payable                        146,000       160,000       131,000
  Deferred Income Taxes                 28,000        28,000        33,000
                                   ------------  ------------  ------------
Total long-term liabilities        $   174,000   $   188,000   $   164,000

STOCKHOLDERS' EQUITY
  Convertible Preferred Stock          257,000       257,000       257,000
  Common Stock, Class A                850,000       850,000       850,000
  Additional Paid-In Capital         1,734,000     1,734,000     1,674,000
  Accumulated Other
    Comprehensive Income                54,000       134,000      (239,000)
  Retained Earnings                 10,085,000     9,529,000     7,961,000
  Less:  Cost of Treasury Stock       (675,000)     (673,000)     (605,000)
                                   ------------  ------------  ------------
Total Stockholders' Equity         $12,305,000   $11,831,000   $ 9,898,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $12,951,000   $12,743,000   $11,054,000
                                   ============  ============  ============


                        GEORGE RISK INDUSTRIES, INC.
                              INCOME STATEMENT

                           THREE MONTHS ENDED          SIX MONTHS ENDED
                               OCTOBER 31                 OCTOBER 31
                           1999         1998          1999         1998
                       ------------------------   ------------------------
Net Sales              $ 3,526,000  $ 3,441,000   $ 6,762,000  $ 6,345,000
Cost of Goods Sold      (1,811,000)  (1,763,000)   (3,458,000)  (3,292,000)
                       ------------ ------------  ------------ ------------
Gross Profit           $ 1,715,000  $ 1,678,000   $ 3,304,000  $ 3,053,000

Operating Expenses:
  General and
   Administrative          187,000      154,000       426,000      311,000
  Sales                    628,000      670,000     1,220,000    1,114,000
  Engineering               26,000       32,000        51,000       60,000
                       ------------ ------------  ------------ ------------
Total Operating
  Expenses             $   841,000  $   856,000   $ 1,697,000  $ 1,485,000

Income From
  Operations               874,000      822,000     1,607,000    1,568,000

Other Income (Expense)
  Interest Income            5,000        5,000        10,000       11,000
  Interest Expense          (4,000)      (5,000)       (8,000)     (11,000)
  Investment
   Income/(Loss)            67,000       56,000       135,000      118,000
  Gain/(Loss) on
   Investments              (1,000)           0       (94,000)           0
  Gain/(Loss) on Sale
   of Equipment             14,000            0        14,000            0
  Other Income/(Loss)            0        1,000         3,000        1,000
                       ------------ ------------  ------------ ------------
                       $    81,000  $    57,000   $    60,000  $   119,000

Income Before Provisions
  for Income Taxes         955,000      879,000     1,667,000    1,687,000

Provisions for
  Income Taxes            (399,000)    (381,000)     (696,000)    (666,000)
                       ------------ ------------  ------------ ------------
Net Income             $   556,000  $   498,000   $   971,000  $ 1,021,000
                       ============ ============  ============ ============

Income Per Share
  of Common Stock          $ 0.09       $ 0.08        $ 0.16       $ 0.17

Weighted Average Number
  of Common Shares
  Outstanding            6,014,558    6,027,658     6,019,417    6,027,658

                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT ON COMPREHENSIVE INCOME

[CAPTION]
                           THREE MONTHS ENDED          SIX MONTHS ENDED
                               OCTOBER 31                 OCTOBER 31
                           1999         1998          1999         1998
                       ------------------------   ------------------------
[S]                    [C]          [C]           [C]          [C]
Net Income             $   556,000  $   498,000   $   971,000  $ 1,021,000
                       ------------ ------------  ------------ ------------
Other Comprehensive Income,
 net of tax
 Unrealized gains/(losses)
  on securities:
  Unrealized holding
   gains/(losses) arising
   during period           (80,000)    (125,000)     (158,000)    (131,000)
  Less:  reclassification
   adjustment for gains/
   (losses) included in
   net income             (160,000)    (363,000)     (221,000)    (249,000)
                       ------------ ------------  ------------ ------------
 Other Comprehensive
  Income               $    80,000  $   238,000   $    63,000  $   118,000

Comprehensive Income   $   636,000  $   736,000   $ 1,034,000  $ 1,139,000
                       ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                 OCTOBER 31               OCTOBER 31
                             1999        1998          1999         1998
                          ----------------------    -----------------------
[S]                       [C]         [C]           [C]         [C]
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net Income               $  556,000  $  498,000    $  971,000  $1,021,000
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation              32,000      27,000        71,000      54,000
    Change in unrealized
     gain/(loss) on
     investments             (80,000)   (238,000)      (63,000)   (118,000)
    Changes in assets and
     liabilities:
     (Increase) Decrease in:
    Marketable Securities   (157,000)     87,000      (255,000)   (277,000)
    Accounts Receivable      (80,000    (149,000)       21,000    (300,000)
    Inventories               (1,000)     (3,000)      (45,000)   (474,000)
    Prepaid Expenses         (14,000)      2,000        (3,000)    (15,000)
    Other Assets             130,000     (90,000)       48,000    (109,000)
    Receivables - officers
     and employees             1,000       4,000         3,000       8,000
     Increase (Decrease) in:
    Accounts Payable          17,000     (24,000)       12,000      19,000
    Accrued Expenses         (36,000)    149,000        36,000      17,000
    Notes Payable             22,000     (13,000)       84,000     (25,000)
    Income Tax Payable      (269,000)     81,000       (36,000)    366,000
                          ----------- -----------   ----------- -----------
 Net cash provided by
  (used in) operating
  activities:             $  121,000  $  331,000    $  844,000  $  167,000

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchase of Property
   and Equipment            (307,000)     (1,000)     (351,000)    (41,000)
  Purchase of Treasury
   Stock                      (2,000)          0        (9,000)          0
                          ----------- -----------   ----------- -----------
 Net cash provided by
  (used in) investing
  activities              $ (309,000) $   (1,000)   $ (360,000) $  (41,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Treasury Stock issued            0           0        49,000      11,000
                          ----------- -----------   ----------- -----------
 Net cash provided by
  (used in) financing
  activities              $        0  $        0    $   49,000  $   11,000

NET INCREASE (DECREASE)
 IN CASH                  $ (188,000) $  330,000    $  533,000  $  137,000
                          =========== ===========   =========== ===========

Cash at beginning
 of period                $1,881,000  $  710,000    $1,160,000  $  903,000
Cash at end of period     $1,693,000  $1,040,000    $1,693,000  $1,040,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 1999

Note 1.   Inventories
     At Ocotober 31, 1999, July 31, 1999, and October 31, 1998, respec-tively, inventories consisted of the following:

  Raw Materials                 $ 1,673,000    $ 1,171,000    $ 1,430,000
  Work in Process                   361,000        296,000        495,000
  Finished Goods                    274,000        294,000        250,000
                                ------------   ------------   ------------
                                $ 2,308,000    $ 2,307,000    $ 2,175,000
  Less:  Allowance for
   obsolete inventory               (70,000)       (70,000)       (46,000)
                                ------------   ------------   ------------
  Net Inventories               $ 2,238,000    $ 2,237,000    $ 2,219,000
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

Net cash decreased $188,000 during the quarter ended October 31, 1999, but cash increased $533,000 for the six months ended October 31, 1999. As for the same corresponding periods last fiscal year, cash increased $330,000 for the quarter and $137,000 for year-to-date figures. There are several reasons why the cash for the current quarter decreased. First of all, the Company invested in more stocks and bonds. Marketable securities in-creased $157,000 for the quarter ended October 31, 1999 and increased $255,000 for the current year. This is in comparison to a decrease of $87,000 in marketable securities for the quarter ended October 31, 1998, but an increase of $277,000 for YTD figures last year. The second reason for the decrease in net cash for the quarter is that the Company increased its property and equipment $307,000 for the current quarter, with an in-crease of $351,000 for the current year. This is in comparison to an in-crease of only $1,000 for the current quarter last year and an increase of $41,000 for YTD last year. The main reason for the big increase in prop-erty and equipment is that the Company completed its 10,000 square foot addition to house the molding and tool and die departments. The building was capitalized and the Company also purchased over $100,000 worth of machinery to be used in the new addition during the current quarter. Inventories only increased $1,000 for the quarter ended October 31, 1999, but increased $45,000 for YTD numbers. This carries on the trend of having increased raw materials and work in process inventory for the Company's continued growth and any Y2K complications that may arise. Accounts re-ceivable increased $80,000 during the current quarter, but decreased $21,000 for YTD figures. As for the same periods last year, accounts re-ceivable increased $149,000 for the quarter and increased $300,000 for the year. The upsurge reflects the increased sales the Company is experiencing as it continues to collect its receivables in the same amounts of time it always has. At October 31, 1999, 72% of the receivables are considered current (less than 45 days) and only 5% of the total are over 90 days past due. At the quarter ended October 31, 1999, accounts payable shows an increase of $17,000 and a $12,000 increase for the year-to-date numbers. And when comparing the same numbers for the same periods last year, there is a decrease for the quarter ending October 31, 1998 while the year-to-date figures show a $19,000 increase. The Company continues to strive to pay all of its bills within terms and take all purchase discounts that are available. The Company's notes payable numbers are up this year with the receipt of $75,000 in the form of a long-term note from the State of Nebr-aska Department of Economic Development. They offer a "Community Develop-ment Block Grant" (CDBG) program to help increase economic development in the state. The Company received this loan to help pay for the new addition that was completed in October 1999. This addition will house the Company's molding and tool and die departments. If, after five years, the Company complies with all of the conditions of the CDBG program, the note will be forgiven.

The following is a list of ratios to help analyze the Company's performance:

                                       Six months ended   Six months ended
                                       October 31, 1999   October 31, 1998
                                       ----------------   ----------------
Working capital                         $   11,390,000     $    9,055,000
Current ratio                                   24.960             10.128
Quick ratio                                     20.055             20.055
Cash per share (including Mkt Sec)              $ 1.23             $ 0.96
Equity per share                                $ 2.04             $ 1.64


Net sales were $3,526,000 for the quarter ended October 31, 1999 and $6,762,000 for the six months ending October 31, 1999. This is an increase of 2% and 6.5% respectively. Cost of goods sold was 50% of gross sales for
both the quarter and six months ending October 31, 1999.   The cost of
goods sold percentage was 51% for both the same periods last year. Having relatively the same percentage of cost of goods sold from period to period shows that the Company keeps its costs in line. The Company has increased its cost of materials and direct labor in proportion to how its sales have increased.

Operating expenses were 23.3% of gross sales for the current quarter and 24.6% for year to date figures. For the same periods last year, operating expenses were 24.7% and 23.0% of gross sales. Having reasonably consistent operating expenses for all periods shows that management keeps a close eye on its expenses to keep them in line from period to period. As sales have increased, management has increased wages and staff accordingly.

Other income and expense showed a $81,000 gain for the quarter ended Octo-ber 31, 1999, and a $60,000 gain for the six months ended October 31, 1999. This is in comparison to $57,000 and $119,000 gains for the corresponding periods last year. The Company was adviesed to sell one of its stock hold-ings for a loss of $93,000, in order to cut its losses sooner than later on an ill-advised investment during the first quarter to this fiscal year, but its investment income holdings and sales have thrived during the current quarter. In turn, net income for the quarter ended October 31, 1999 was at $556,000, an 11.6% increase from the same quarter last year. But, as for year to date numbers, net income was $971,000 for the six months ended October 31, 1999, only a 5.1% decrease from last year. Earnings per share for the quarter was $0.09 per share, compared to $0.08 per share for the same quarter last year, but the year to date earnings per share was $0.16 this year as matched up to $0.17 at the same time last year.

The Company recognizes its revenue when goods are shipped and billed to its customers. There is a $50,000 allowance that was established by the Company to account for any uncollectable accounts.

The Company does have two distinct business segments, security alarm products and keyboard products, that are subject to disclosure under SFAS No. 131. Since the keyboard products line is less than 10% of the total sales, the Company is not required to recognize it as a separate segment.

As far as Y2K readiness goes, management has taken many steps to be ready when the year 2000 arrives. All of the Company's products are ready be-cause none of the products manufactured create or use date/data inform-ation. The Company has purchased new computer accounting software, which the manufacturer has stated is Y2K compliant. Also, the Company has re-placed hardware systems that did not meet compliance issues. The Company has also polled its vendors and suppliers with a questionnaire about their Y2K readiness and the replies have been favorable. The Y2K issue may affect the systems of suppliers and vendors of GRI. While the Company is addressing the issue, there is no assurance that any potential Y2K non-compliance within the systems of these other companies will not have a material adverse effect on the Company.

New product development at the Company has become very aggressive in order to stay competitive in the industry and to have continued business growth. Several new products that are currently in development include a door channel magnet, a hold-up switch, a relay module, a high security switch, and a multi-functional thermostat. The Company introduced these new products to the industry at the International Security Conference in New York in September 1999 and the response to these products was excellent.

The Company is continuing to search for a business that would complement the existing business. This would require no outside financing. The intent is to utilize equipment, marketing techniques, and established customers to increase sales and profits.

There are no known seasonal trends with any of the Company's products, since they sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

                        GEORGE RISK INDUSTRIES, INC.

                       PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings
     The Company was a defendant in a patent infringement action. The action was settled by an order that dismissed the case. This order was signed and dated by the U.S. District Court on November 8, 1999.

Item 2.   Changes in Securities
     Not applicable

Item 3.   Defaults upon Senior Securities
     Not applicable

Item 4.   Submission of Matters to a Vote of Securities
     Not applicable

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          A.   Exhibits
               Exhibit 27.    Financial Data Schedule

          B.   Reports on Form 8-K
               No 8-K reports filed during the quarter ended
                October 31, 1999.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)

Date:     12-10-99                      By:  /s/ Kenneth R. Risk
                                        Kenneth R. Risk, President and CEO