Form 10QSB
period 2000-01-31
RISK GEORGE INDUSTRIES INC
filed 2000-03-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended January 31, 2000

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

                      Yes  [ X ]               No [   ]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act, after the distribution of securities under a plan confirmed by a court.

                      Yes [   ]                No [   ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,018,719

                        GEORGE RISK INDUSTRIES, INC.

                     PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

                         GEORGE RISK INDUSTRIES, INC.
                                 BALANCE SHEET
                    JANUARY 31, 2000 AND JANUARY 31, 1999

[CAPTION]
[S]                                     [C]                   [C]
                                    ASSETS
CURRENT ASSETS
   Cash                                 $ 1,819,000           $ 1,711,000
   Marketable Securities                  6,133,000             5,305,000
   Accounts Receivable:  Trade, net of
     $50,000 doubtful account allowance   1,772,000             2,008,000
   Notes Receivable                           6,000                 1,000
   Inventories (Note 1)                   2,489,000             2,153,000
   Prepaid Expenses                          53,000                50,000
                                        ------------          ------------
Total Current Assets                    $12,272,000           $11,228,000

Property And Equipment, net, at cost      1,304,000               636,000
Other Assets                                 98,000               407,000
                                        ------------          ------------
TOTAL ASSETS                            $13,674,000           $12,271,000
                                        ============          ============

[CAPTION]
                     LIABILITIES AND STOCKHOLDERS' EQUITY
[S]                                     [C]                   [C]
CURRENT LIABILITIES
   Accounts Payable, trade              $    70,000           $   173,000
   Notes Payable, current                    76,000                52,000
   Accrued Expenses                         503,000             1,211,000
   Deferred Current Taxes                   (31,000)              (31,000)
                                        ------------          ------------
Total Current Liabilities               $   618,000           $ 1,405,000

Long-Term Liabilities
   Notes Payable                            146,000               118,000
   Deferred Income Taxes                     28,000                33,000
                                        ------------          ------------
Total Long-Term Liabilities                $174,000           $   151,000

Stockholders' Equity
   Convertible Preferred Stock              257,000               257,000
   Common Stock, Class A                    850,000               850,000
   Additional Paid in Capital             1,734,000             1,674,000
   Accumulated Other Comprehensive
     Income                                 139,000               143,000
   Retained Earnings                     10,577,000             8,416,000
   Less:  Cost of Treasury Stock           (675,000)             (625,000)
                                        ------------          ------------
Total Stockholders' Equity              $12,882,000           $10,715,000

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $13,674,000           $12,271,000
                                        ============          ============

                        GEORGE RISK INDUSTRIES, INC.
                              INCOME STATEMENT

                           THREE MONTHS ENDED          NINE MONTHS ENDED
                               JANUARY 31                 JANUARY 31
                           2000         1999          2000         1999
                       ------------------------   ------------------------
Net Sales              $ 3,375,000  $ 3,162,000   $10,138,000  $ 9,508,000
Cost of Goods Sold      (1,736,000)  (1,669,000)   (5,194,000)  (4,962,000)
                       ------------ ------------  ------------ ------------
Gross Profit           $ 1,639,000  $ 1,493,000   $ 4,944,000  $ 4,546,000

Operating Expenses:
  General and
   Administrative          196,000      164,000       622,000      475,000
  Sales                    642,000      608,000     1,863,000    1,722,000
  Engineering               34,000       19,000        85,000       79,000
                       ------------ ------------  ------------ ------------
Total Operating
  Expenses             $   872,000  $   791,000   $ 2,570,000  $ 2,276,000

Income From
  Operations               767,000      702,000     2,374,000    2,270,000

Other Income (Expense)
  Interest Income            5,000        5,000        15,000       16,000
  Interest Expense          (3,000)      (5,000)      (12,000)     (16,000)
  Investment
   Income/(Loss)            78,000       69,000       213,000      186,000
  Gain/(Loss) on
   Investments               1,000       75,000       (92,000)      76,000
  Gain/(Loss) on Sale
   of Equipment                  0            0        14,000            0
  Other Income/(Loss)       (2,000)           0         1,000        1,000
                       ------------ ------------  ------------ ------------
                       $    79,000  $   144,000   $   139,000  $   263,000

Income Before Provisions
  for Income Taxes         846,000      846,000     2,513,000    2,533,000

Provisions for
  Income Taxes            (354,000)    (353,000)   (1,050,000)  (1,058,000)
                       ------------ ------------  ------------ ------------
Net Income             $   492,000  $   493,000   $ 1,463,000  $ 1,475,000
                       ============ ============  ============ ============

Income Per Share
  of Common Stock          $ 0.08       $ 0.08        $ 0.24       $ 0.24

Weighted Average Number
  of Common Shares
  Outstanding            6,014,558    6,020,413     6,018,719    6,025,243

                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT ON COMPREHENSIVE INCOME

[CAPTION]
                           THREE MONTHS ENDED          NINE MONTHS ENDED
                               JANUARY 31                 JANUARY 31
                           2000         1999          2000         1999
                       ------------------------   ------------------------
[S]                    [C]          [C]           [C]          [C]
Net Income             $   492,000  $   493,000   $ 1,463,000  $ 1,475,000
                       ------------ ------------  ------------ ------------
Other Comprehensive Income,
 net of tax
 Unrealized gains/(losses)
  on securities:
  Unrealized holding
   gains/(losses) arising
   during period           118,000      347,000       (98,000)     239,000
  Less:  reclassification
   adjustment for gains/
   (losses) included in
   net income              (33,000)      35,000       119,000       25,000
                       ------------ ------------  ------------ ------------
 Other Comprehensive
  Income               $    85,000  $   382,000   $    21,000  $   264,000

Comprehensive Income   $   577,000  $   875,000   $ 1,484,000  $ 1,739,000
                       ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS

                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                 JANUARY 31               JANUARY 31
                             2000        1999          2000         1999
                          ----------------------    -----------------------
[S]                       [C]         [C]           [C]         [C]
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net Income               $  492,000  $  493,000    $1,463,000  $1,475,000
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation              49,000      27,000       121,000      82,000
    Change in unrealized
     gain/(loss) on
     investments              85,000     382,000        21,000     264,000
    Changes in assets and
     liabilities:
     (Increase) Decrease in:
    Marketable Securities   (414,000)   (565,000)     (669,000)   (842,000)
    Accounts Receivable      283,000      63,000       303,000    (238,000)
    Inventories             (251,000)    (24,000)     (296,000)   (498,000)
    Prepaid Expenses          12,000       9,000         9,000      (6,000)
    Other Assets             (24,000)    (52,000)       24,000    (160,000)
    Receivables - officers
     and employees             5,000       8,000         8,000      16,000
     Increase (Decrease) in:
    Accounts Payable          13,000     (42,000)       24,000     (23,000)
    Accrued Expenses         121,000      64,000       157,000      80,000
    Notes Payable            (18,000)    (13,000)       66,000     (38,000)
    Income Tax Payable        30,000     353,000        (4,000)    758,000
                          ----------- -----------   ----------- -----------
 Net cash provided by
  (used in) operating
  activities:             $  383,000  $  703,000    $1,227,000  $  870,000

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchase of Property
   and Equipment            (257,000)    (12,000)     (608,000)    (53,000)
  Purchase of Treasury
   Stock                           0     (20,000)       (9,000)    (20,000)
                          ----------- -----------   ----------- -----------
 Net cash provided by
  (used in) investing
  activities              $ (257,000) $  (32,000)   $ (617,000) $  (73,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Treasury Stock issued            0           0        49,000      11,000
                          ----------- -----------   ----------- -----------
 Net cash provided by
  (used in) financing
  activities              $        0  $        0    $   49,000  $   11,000

NET INCREASE (DECREASE)
 IN CASH                  $  126,000  $  671,000    $  659,000  $  808,000
                          =========== ===========   =========== ===========

Cash at beginning
 of period                $1,693,000  $1,040,000    $1,160,000  $  903,000
Cash at end of period     $1,819,000  $1,711,000    $1,819,000  $1,711,000

                         GEORGE RISK INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               JANUARY 31, 2000

Note 1.   Inventories
     At January 31, 2000 and January 31, 1999, respectively, inventories consisted of the following:

     [S]                                [C]                   [C]
     Raw Materials                      $ 1,777,000           $ 1,666,000
     Work in Process                        394,000               272,000
     Finished Goods                         388,000               261,000
                                        ------------          ------------
                                        $ 2,559,000           $ 2,199,000
     Less:  Allowance for obsolete
       inventory                            (70,000)              (46,000)
                                        ------------          ------------
     Net Inventories                    $ 2,489,000           $ 2,153,000
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

Net cash increased $126,000 during the quarter ended January 31, 2000, and cash increased $659,000 for the nine months ended January 31, 2000. As for the same corresponding periods last fiscal year, cash increased $671,000 for the quarter and $808,000 for year-to-date figures. The biggest reason for the increase in cash is that accounts receivable decreased $283,000 for the current quarter and A/R decreased $303,000 for year-to-date figures. This is in comparison to a decrease of accounts receivable of $63,000 for the quarter ended January 31, 1999, and an increase of $238,000 for the nine months ended January 31, 1999. The decline reflects the increased sales the Company is experiencing as it continues to collect its receivables in a more aggressive manner. At January 31, 2000, 74% of the receivables are considered current (less than 45 days) and only 4% of the total are over 90 days past due. Another reason that overall cash increased is that investments in marketable securities did increase for the current year, but not as much as they did for the same periods last year. Marketable securities increased $414,000 for the quarter ended January 31, 2000 and increased $669,000 for the current year. This is in comparison to an increase of $565,000 in marketable securities for the quarter ended January 31, 1999, and an increase of $842,000 for YTD fig-ures last year. The Company still continued to invest in new items, but since some bonds have matured, the cash outlay has not been as great. Inven-tories increased $251,000 for the quarter ended January 31, 2000, but only increased $296,000 for YTD numbers. This carries on the trend of having increased raw materials and work in process inventory for the Company's con-tinued growth. At the quarter ended January 31, 2000, accounts payable shows an increase of $13,000 and a $24,000 increase for the year-to-date numbers. And when comparing the same numbers for the same periods last year, there is a decrease of $42,000 for the quarter ending January 31, 1999 and the year-to-date figures show a $23,000 increase. The increase in the current fiscal year goes hand in hand with the increase in inventory and capital equipment. The Company's notes payable numbers are up this year with the receipt of $75,000 in the form of a long-term note from the State of Nebraska Department of Economic Development. They offer a "Community Development Block Grant" (CDBG) program to help increase economic development in the state. The Company received this loan to help pay for the new addition that was completed in October 1999. This addition houses the Company's molding and tool and die departments. If, after five years, the Company complies with all of the conditions of the CDBG program, the note will be forgiven.

The following is a list of ratios to help analyze the Company's performance:


                                      Nine months ended   Nine months ended
                                       January 31, 2000    January 31, 1999
                                      -----------------   -----------------
Working capital                            $ 11,654,000         $ 9,823,000
Current ratio                                    19.858               7.991
Quick ratio                                      15.735               6.423
Cash per share (including Mkt Sec)               $ 1.32              $ 1.16
Equity per share                                 $ 2.14              $ 1.78

Net sales were $3,375,000 for the quarter ended January 31, 2000 and $10,138,000 for the nine months ending January 31, 2000. This is an increase of 6.7% and 6.6%, respectively, when comparing to last year's figures. At January 31, 2000, there was over $850,000 worth of orders in house that had yet to be filled. Cost of goods sold was 51% and 50% of gross sales for the
quarter and nine months ended January 31, 2000.   The cost of goods sold
percentage was 52% and 51% for the corresponding periods last year. Having relatively the same percentage of cost of goods sold from period to period shows that the Company keeps its costs in line. The Company has increased its cost of materials and direct labor in proportion to how its sales have increased.

Operating expenses were 25.5% of gross sales for the current quarter and 24.9% for year to date figures. For the same periods last year, operating expenses were 24.8% and 23.6% of gross sales. Having reasonably consistent operating expenses for all periods shows that management keeps a close eye on its expenses to keep them in line from period to period. As sales have in-creased, management has increased wages and staff accordingly. There are a couple of reasons for the slight increase in operating expenses. First, legal expenses were up by 0.4% because of the Company had to get legal council for a patent infringement lawsuit. The lawsuit has since been dis-missed, but the expense is still there. Second, depreciation expense has increase with all the capital equipment that has been purchased. Third, with the need to expand into new and different markets and to keep current goods up-to-date, new product development has increased 0.6% from last year. Finally, as an incentive to our customers, we offer them a distributor volume rebate. Customers only receive this rebate if they increase their sales from quarter to quarter. More customers fell into this category over the past year, so this expense increased by 0.3%.

Other income and expenses showed a $79,000 gain for the quarter ended
January 31, 2000, and a $139,000 gain for the nine months ended January 31, 2000. This is in comparison to $144,000 and $263,000 gains for the cor-responding periods last year. The Company was advised to sell one of its stock holdings for a loss of $93,000, in order to cut its losses sooner than later during the first quarter to this fiscal year, but its investment income holdings and sales have thrived since then. In turn, net income for the quarter ended January 31, 2000 was at $492,000, a slight decrease from the same quarter last year. The same goes for year to date numbers. Net income was $1,463,000 for the nine months ended January 31, 2000, as compared to $1,475,000 for the nine months ended January 31, 1999. Earnings per share for the quarter was $0.08 per share, compared to $0.08 per share for the same quarter last year, and the year to date earnings per share was $0.24 this year and $0.24 at the same time last year.

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

As for Y2K, the Company did not see any complications arise from this situ-ation. The Company prepared itself by taking many steps. First, all of the Company's products were ready because none of the products manufactured create or use date/data information. Second, the Company purchased new computer accounting software, which the manufacturer stated was Y2K compliant. Also, the Company replaced hardware systems that did not meet compliance issues. The Company polled its vendors and suppliers with a questionnaire about their Y2K readiness and the replies were favorable. The Company has not experienced any problems with getting products from its suppliers.

New product development at the Company has become very aggressive in order to stay competitive in the industry and to have continued business growth. Several new products that are currently in development include:

          * High security optic switch
          * Absence of water sensor
          * Water Wizard
          * Closet switch
          * Smart Start

There are two new products that are going to be showcased at the ISC Expo Trade Show in Las Vegas, NV in March 2000. The Programmable Thermostat uses a digital thermal sensor to track temperature readings, which is some of the latest technology in this field. The Programmable Relay Module is capable of monitoring any open or closed loop sensor. When it is paired with our Water Sensor, the module is a battery or externally powered device.

The Company is continuing to search for a business that would complement the existing business. This would require no outside financing. The intent is to utilize equipment, marketing techniques, and established customers to increase sales and profits.

There are no known seasonal trends with any of the Company's products, since the Company sells to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

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

Item 3.   Defaults upon Senior Securities
     Not applicable

Item 4.   Submission of Matters to a Vote of Securities
     Not applicable

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          A.   Exhibits
               Exhibit 27.    Financial Data Schedule

          B.   Reports on Form 8-K
               No 8-K reports filed during the quarter ended
                 January 31, 2000

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                         George Risk Industries, Inc.
                                 (Registrant)

Date:     03-14-2000                    By:  /s/ Kenneth R. Risk
                                             Kenneth R. Risk
                                             President and CEO