Form 10KSB
period 2000-04-30
RISK GEORGE INDUSTRIES INC
filed 2000-08-11
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
    APRIL 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ___ TO ___

                 Commission File Number: 0-5378

                  George Risk Industries, Inc.
        (Name of small business issuer in its charter)
            Colorado                        84-0524756
 (State or other jurisdiction of     (I.R.S. Employer Identification
   incorporation or organization)               No.)

         802 South Elm
          Kimball, NE                         69145
(Address of principal executive             (Zip Code)
            offices)

Registrant's telephone number, including area code: (308) 235-4645

Securities registered pursuant to Section 12(b) of the Exchange Act:
None
Securities registered pursuant to Section 12(g) of the Act:
              Class A Common Stock, $.10 par value
                        (Title of class)

Indicate by check mark whether the issuer (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements  incorporated   by reference  in  Part III of this Form 10-KSB or
any  amendment  to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended April 30, 2000 were $13,485,000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2000 was approximately $9,556,000 based upon the last reported sale, which occurred on June 29, 2000. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promul-gated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of June 30, 2000 was 5,910,408


                   DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format   Yes X;  No ___

                             Part I


Item 1 Business

(a) Business Development

George Risk Industries, Inc. (GRI or the company) was incorporated in 1967 in Colorado. The company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm components and systems, pool alarms, and hydro sensors.

GRI Telemark Corporation (Telemark), formerly a majority owned subsidiary, was incorporated in October 1983 for the purpose of marketing security alarm products. As of April 13, 1993, Telemark was merged into GRI and presently operates as a marketing division of GRI.

Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and hydro sensors. The security burglar alarm products comprise approximately 87 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 650 customers. One of the distributors accounts for approximately 38 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

The keyboard segment has approximately 300 customers. Keyboard products are sold to original equipment manufacturers, to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

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

Raw Materials

Sources for the company's raw materials have been limited in the past. The company has been developing other sources of supply including offshore vendors. The company inventories a considerable supply of raw materials, and thus has not incurred any significant shortages.

Research and Development

The company performs research and development for its customers from time to time. Costs in connection with such product development have been borne by the customers. Costs associated with the development of new products are expensed as incurred.

Employees

GRI has approximately 300 employees.


Item 2 Properties

The manufacturing and office facilities are owned by the company. The manufacturing facilities were expanded in 1999 by 7200 square feet. Total square footage of the plant in Kimball, Nebraska is approximately 42,500. Additionally, the company leases 15,000 square feet for $1,335 per month with Delores Spradlin, sister of Ken R. Risk, who is an officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leases approximately 3,600 square feet and currently employs 48 employees at the Gering site.


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

                             Part II


Item 5 Market for the Registrant's Common Equity and Related
       Stockholders' Matter

Principal Market

The company's Class A Common Stock is currently quoted over the counter in the NQB "Pink Sheets" by five market makers.

Stock Prices and Dividends Information

2000 Fiscal Year           High                   Low

May 1-July 31              2.75                   1.75
August 1-October 31        2.72                   2.28
November 1-January 31      3.03                   2.28
February 1-April 30        4.13                   2.38


1999 Fiscal Year           High                    Low

May 1-July 31              2.56                   2.06
August 1-October 31        2.31                   1.72
November 1-January 31      2.12                   1.72
February 1-April 30        2.13                   1.69

No dividends were paid during fiscal years ending April 30, 1999 and 2000.

The  number of holders of record of the company's Class A  Common
Stock as of April 30, 2000, was approximately 1,400.


Item 6 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

GRI completed the fiscal year ending April 30, 2000, with a net profit of 16.2 percent of sales. Net sales were at $13,485,000, up 3.1 percent over the previous year.

The company expects sales to continue to grow for the fiscal year ending April 30, 2001. The continued growth should be achieved by volume increases with present customers and sales to added customers. Also, the Company is planning to open a warehouse in England to better serve their overseas customers.

The material and labor stayed very consistent between this year and last year. At fiscal year end 1999 the material and labor percentage was at 44.2% of gross sales while the same percentage for fiscal year end 2000 was at 42%. The company continues to buy smart and is always looking for quality materials at the best possible price. And as far as labor goes, the company tries to hire only the amount of production workers that they need to finish products and they also work very hard at keeping overtime expense down. With these good practices embedded throughout, the company is expected to continue to achieve a gross profit margin of 45 to 50 percent for the coming year.

Liquidity has improved each year and the ratio of cash, securities and accounts receivables to current obligations was 27.6 and 19.1 for the fiscal years ending April 30, 2000, and April 30, 1999, respectively. The company has marketable securities of $6,639,000 as compared to last year with $5,464,000. There was an unrealized gain of $291,000 on securities as compared to last year's gain of $118,000.

New product development at GRI has become very aggressive in order to stay competitive in the industry and has continued business growth. Several products that were in development last year and are just being introduced to the market include a door channel magnet, a hold-up switch, a relay module, a high security switch, and multi-functional thermostat. New products that are presently in development include a wireless pool alarm, raceway (wire-run covers and associated connectors), European contact switches (to compete in the U.K. market), and ShockGard (shock sensor that senses sound waves).

The company moved into its new 7,200 square foot building addition in October 1999. This building houses the tool and die and molding departments and also allows for additional stockroom storage. This additional stockroom storage enables the company to stock more finished goods for the increasing demands of its customers. This new addition was built in part with a grant received from Nebraska's Department of Economic Development (DED). This program from the DED, called the Community Development Block Grant, is designed to help with the economic growth of Nebraska's rural communities. The company is in the process of applying for another of these grants in order to (1) expand and relocate its sales department, and (2) build additional production facilities.

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

Item 7 Financial Statements


                  Independent Auditor's Report




Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2000, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsi-bility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2000, and the
results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.


Mason Russell West, LLC


Littleton, Colorado
July 7, 2000



                 George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 2000



                            Assets

Current Assets:
 Cash and cash equivalents                           $   958,000
 Marketable securities                                 6,639,000
 Accounts receivable:
  Trade, net of allowance for doubtful
         accounts of $50,000                           1,922,000
  Income tax overpayment                                  47,000
  Other                                                  126,000
 Inventories                                           2,600,000
 Prepaid expenses                                         52,000
 Deferred income taxes                                    69,000
                                                     ___________
   Total Current Assets                               12,413,000
                                                     ___________
Property and Equipment, net, at cost                   1,261,000
                                                     ___________
Other Assets
 Projects in process                                      46,000
 Officer receivable                                       20,000
                                                     ___________
   Total Other Assets                                     66,000
                                                     ___________



Total Assets                                         $13,740,000
                                                     ___________


See accompanying notes to financial statements




             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $    41,000
 Accrued expenses:
  Payroll and related expenses                            299,000
  Property taxes                                           21,000
 Notes payable-current portion                             31,000
                                                      ___________
   Total Current Liabilities                              392,000
                                                      ___________
Deferred Income Taxes                                      26,000
Long-term debt                                             92,000
Commitments and Contingencies                                   0
                                                      ___________
   Total Long-Term Liabilities                            118,000

                                                      ___________
Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 5,350
  issued and outstanding                                  107,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000
 Additional paid-in capital                             1,719,000
 Accumulated other comprehensive income                   291,000
 Retained earnings                                     11,301,000
 Less cost of treasury stock,
     2,592,424 shares, at cost                         (1,038,000)
                                                      ___________
   Total Stockholders' Equity                          13,230,000
                                                      ___________
Total Liabilities and Stockholders' Equity            $13,740,000
                                                      ___________



                 George Risk Industries, Inc.
                     Statements of Income
       For the Years Ended April 30, 2000 and 1999


                                           2000           1999

Net Sales                              $13,485,000     $13,078,000
 Less cost of goods sold                 6,842,000       6,870,000

                                       ___________     ___________
Gross Profit                             6,643,000       6,208,000

Operating Expenses:
 Selling and shipping                    2,432,000       2,457,000
 General and administrative                769,000         676,000
 Engineering and research                  163,000          81,000
 Rent expense paid to
    related parties                         58,000          50,000
                                       ___________     ___________
       Total Operating Expenses          3,422,000       3,264,000
                                       ___________     ___________
Income From Operations                   3,221,000       2,944,000

Other Income (Expense):
 Other income                               90,000         (17,000)
 Dividend and interest income              294,000         271,000
 Interest expense                           (9,000)        (21,000)
 Gain/(loss) on sale of investments        (45,000)        126,000
                                       ___________     ___________
       Total Other Income                  330,000         359,000

Income  Before  Provision  for  Income
Taxes                                    3,551,000       3,303,000

Provision for Income Taxes:
 Current expense                         1,366,000       1,117,000
 Deferred tax (benefit) expense             (2,000)         13,000
                                       ___________     ___________
 Total Provision for Income Taxes        1,364,000       1,130,000
                                       ___________     ___________
Net Income                             $ 2,187,000     $ 2,173,000
                                       ___________     ___________
Income per Share of Common Stock       $       .36     $       .36
                                       ___________     ___________
Weighted Average Number of Common
 Shares Outstanding                      6,043,111       6,021,274

                                       ___________     ___________

See accompanying notes to financial statements




                         George Risk Industries, Inc.
                      Statement of Comprehensive Income
                               April 30, 2000

                                       For the Years Ended April 30,
                                             2000          1999

Net Income                               $2,187,000      $2,173,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized loss on securities:
  Unrealized holding gains (losses)
   arising during period                    218,000         112,000
   Reclassification adjustment for
   gains (losses) included in net income    (45,000)        126,000
                                         __________      __________

Other Comprehensive Income (Loss)           173,000         238,000

Comprehensive Income                     $2,360,000      $2,411,000
                                         __________      __________

See accompanying notes to financial statements



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2000 and 1999


                                                  Common Stock
                         Preferred Stock            Class A

                         Shares     Amount      Shares      Amount
Balances, April 30,
 1998                    12,850     257,000    8,502,832     850,000

Shares issued to
 employees in lieu
  of cash
   compensation               0            0            0           0

Purchase of common
 stock for treasury           0            0            0           0

Unrealized gains on
 marketable securities        0            0            0           0

Net income                    0            0            0           0
                        _______     ________    _________    ________
Balances, April 30,
 1999                    12,850     $257,000    8,502,832    $850,000


Shares issued to
 officers and employees
  in lieu of cash
   compensation               0            0            0           0

Purchase of common
 stock for treasury           0            0            0           0

Purchase of preferred
 shares for retirement   (7,500)    (150,000)           0           0

Unrealized gain on
 marketable securities        0            0            0           0

Net income                    0            0            0           0
                       ________     ________     ________    ________
Balances, April 30,
 2000                     5,350     $107,000    8,502,832    $850,000
                       ________     ________    _________    ________

See accompanying notes to financial statements



                                    Accumulated
            Treasury Stock            Other
Paid-In    (Common Class A)        Comprehensive  Retained
Capital      Shares      Amount      Income       Earnings     Total

$1,674,000   2,448,724   $(616,000)   $(120,000)  $6,941,000   $8,986,000




    18,000     (11,550)      3,000           0             0       21,000


         0      31,500     (60,000)          0             0      (60,000)


         0           0           0     238,000             0      238,000

         0           0           0           0     2,173,000    2,173,000
__________   _________   _________   _________    __________  ___________

 1,692,000   2,468,674    (673,000)    118,000     9,114,000   11,358,000





    44,000      (26,250)      7,000           0             0       51,000


         0      150,000    (372,000)          0             0     (372,000)


   (17,000)           0           0           0             0     (167,000)


         0            0           0     173,000             0      173,000

         0            0           0           0     2,187,000    2,187,000
__________    _________ ___________    ________   ___________  ___________

$1,719,000    2,592,424 $(1,038,000)   $291,000   $11,301,000  $13,230,000
__________    _________ ___________    ________   ___________  ___________


                   George Risk Industries, Inc.
                      Statements of Cash Flows

                                              For the Years
                                              Ended April 30,
                                           2000          1999
Cash Flows from Operating Activities:
Net income                              $2,187,000    $2,173,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            208,000       166,000
   Change in unrealized gains
          on investments                   173,000       238,000
   Net book value of assets retired              0        18,000
   Changes in assets and liabilities:
    (Increase) decrease in:
     Marketable securities              (1,175,000)   (1,001,000)
     Accounts receivable                   153,000      (305,000)
     Inventories                          (406,000)     (538,000)
     Prepaid expenses                       11,000       (19,000)
     Other receivable                     (113,000)      109,000
     Income tax overpayment                 64,000      (111,000)
     Deferred income taxes                       0        18,000
    Increase (decrease) in:
     Accounts payable                       (5,000)     (150,000)
     Accrued expenses                      (17,000)       23,000
     Accrued income and other taxes       (125,000)       67,000
     Deferred tax liability                 (2,000)       (5,000)
                                        __________    __________
    Net cash provided by operating
     activities                            953,000       683,000
                                        __________    __________

Cash Flows From Investing Activities:
 Projects in progress                       19,000       (91,000)
 Purchase of property and equipment       (653,000)     (244,000)
 Purchases of treasury stock              (372,000)      (60,000)
 Purchase of preferred stock              (167,000)            0
                                        __________    __________
    Net cash provided (used) by
     investing activities               (1,173,000)     (395,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Increase in long-term debt                 75,000             0
 Principal payments on long-term debt     (108,000)      (52,000)
 Treasury stock issued                      51,000        21,000
                                        __________    __________
   Net cash provided (used) by
    financing activities                    18,000       (31,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                        (202,000)      257,000

Cash and Cash Equivalents, beginning
 of year                                 1,160,000       903,000
                                        __________    __________
Cash and Cash Equivalents, end of year  $  958,000    $1,160,000
                                        __________    __________

Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,535,000    $1,132,000
                                        __________    __________
  Interest expense                      $    9,000    $   21,000
                                        __________    __________
Supplemental disclosure of noncash
  investing and financing
 activities-issuance of treasury stock
  in lieu of compensation               $   51,000    $   21,000
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

   Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $  454,000
        Machinery and equipment        5-10          809,000
        Furniture and fixtures         5-10          134,000
        Leasehold improvements         2-3 1/2       125,000
        Buildings                       20           508,000
        Automotive                     3-5           317,000
        Software                       2-5           115,000
        Land                           N/A            13,000
                                                  __________
        Total                                      2,475,000
        Accumulated depreciation                  (1,215,000)

        Net                                       $1,260,000
                                                  __________


   Depreciation expense of $208,000 and $166,000 were charged to operations for the years ended April 30, 2000 and 1999, respectively.



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

   Revenue Recognition - Revenue is recognized when risks and benefits in ownership are transferred, which normally occurs at the time of shipment of products.

   Comprehensive Income -  In the first quarter of fiscal 1999,
   the  Company  adopted  Statement  of  Financial   Accounting
   Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

2. Inventories

   Inventories at April 30, 2000, consisted of the following:

    Raw materials                               $1,918,000
    Work in process                                426,000
    Finished goods                                 326,000
                                                __________
                                                 2,670,000
                                                __________
    Less allowance for obsolete
    inventory                                      (70,000)
                                                __________
    Totals                                      $2,600,000
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

   Marketable equity securities and unrealized gains and losses consist of the following as of April 30, 2000:


    Cost basis                                  $6,348,000
    Market value                                 6,639,000
                                                __________
    Net unrealized gain                         $  291,000
                                                __________
    Gross unrealized gain                       $  296,000
                                                __________
    Gross unrealized loss                       $    5,000
                                                __________


4. Notes Payable

   Notes payable consists of the following at April 30, 2000:
 Note  payable, 11 percent imputed interest, secured
    by  725,000  shares  of treasury  stock  monthly
    principal  and interest payments of $6,000,  due
    July, 2000                                         $  18,000
 Notes payable, City of Kimball and State of Nebraska,
    10 percent interest, secured by certain machinery,
    equipment, and  buildings, 5  year term, principal
    and  interest  payments  due  May  26,  2004, loan
    agreement stipulates all  principal  and  interest
    to be waived if  the  Company  maintains its plant
    in Kimball and maintains defined minimum employ-
    ment level for the term of the loan.                  75,000
Notes payable,  vehicle  loans,  due  October,  2002,
    secured by two vehicles, $1,083 monthly principal
    and interest payments.                                30,000
                                                       _________
Total long-term debt                                     123,000
    Less current portion                                  31,000
                                                       _________
       Net long-term debt                              $  92,000
                                                       _________


5. Stockholders' Equity

   Preferred Stock - Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were paid during the two years ended April 30, 2000.

   During the year ended April 30, 2000, the Company purchased and retired 7,500 preferred shares for $167,000.

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

   Total lease expense under these arrangements for the fiscal years ended April 30, 2000 and 1999, was $31,000 and $22,000, respectively.

   The company leases an airplane from an officer/director/ stockholder of the company on a month -to- month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2000 and 1999, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the officer contri-buted the airplane in trade for another airplane. The Company and the officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.


7. Income Taxes

                                               2000
                                    Federal           State
                                 ____________      ____________

 Income before taxes               $3,551,000        $3,551,000
 State income tax                    (216,000)         (216,000)
 Capital loss carryforwards used       59,000            59,000
 Nontaxable income                   (138,000)         (125,000)
 Nondeductible expenses
  and timing differences              (18,000)          (18,000)
                                   ___________       ___________

    Taxable income                 $3,238,000         $3,251,000
                                  ___________       ___________

    Income tax                     $1,150,000        $   216,000
                                  ___________       ___________

    Tax rate to taxable income            35%               6.6%
                                  ___________       ___________






                                                1999
                                      Federal          State
                                   ____________     ____________

   Income before taxes              $3,288,000       $3,288,000
   State income tax                   (160,000)        (160,000)
   Capital loss carryforwards used     (60,000)        (106,000)
   Nontaxable income                  (138,000)        (125,000)
   Nondeductible expenses
    and timing differences             (22,000)         (22,000)
                                    __________       __________

   Taxable income                   $2,908,000       $2,875,000
                                    __________       __________

   Income tax                       $  957,000       $  160,000
                                    __________       __________

   Tax rate to taxable income            32.9%             5.6%
                                    __________       __________


   Deferred tax asset (liability) consist of the following components at April 30, 2000 and 1999:

                                        2000         1999
                                     _________     ________

  Deferred tax current assets:
   Accrued expenses                   $11,000        $31,000
   Capital losses carried forward      20,000              0

  Deferred tax noncurrent asset
    - accrued expenses                 38,000         38,000

  Deferred tax noncurrent
    liability:
   Depreciation                       (26,000)       (28,000)
                                     ________       ________
     Net deferred tax asset
              (liability)             $43,000        $41,000
                                     ________       ________


8. Business Segments

   The following is financial information relating to industry segments:

                                                 April 30,
                                            2000            1999

    Net revenue:
     Keyboard products                  $ 1,747,000      $ 1,219,000
     Security alarm products             11,738,000       11,859,000
                                        ___________      ___________

    Total net revenue                   $13,485,000      $13,078,000
                                        ___________      ___________

    Income from operations:
     Keyboard products                  $   417,000      $   274,000
     Security alarm products              2,804,000        2,670,000
                                        ___________       __________
    Total income from operations        $ 3,221,000      $ 2,944,000
                                        ___________      ___________

    Identifiable assets:
     Keyboard products                  $   573,000      $   568,000
     Security alarm products              4,121,000        4,644,000
     Corporate general                    9,046,000        6,838,000
                                        ___________      ___________

    Total assets                        $13,740,000      $12,050,000
                                        ___________      ___________
    Depreciation and
      amortization:
     Keyboard products                  $     7,000      $     7,000
     Security alarm products                140,000          124,000
     Corporate general                       60,000           35,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   207,000      $   166,000
                                        ___________      ___________

    Capital expenditures:
     Keyboard products                  $     2,000      $    13,000
     Security alarm products                207,000          265,000
     Corporate general                      433,000           57,000
                                        ___________      ___________
      Totals                            $   642,000      $   335,000
                                        ___________      ___________




   9. Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

   The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2000, the company's uninsured cash balance totaled $425,000.


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

The following information as of April 30, 2000, is furnished with respect to each director and executive officer:



                                                              Director or
Name               Principal Occupation or Employment   Age   Officer Since
____               __________________________________   ___   _____________
Ken R. Risk        Chairman of the Board and President  52    1976

Eileen M. Risk     Secretary/Treasurer                  82    1976

Mary Ann Brothers  Executive Vice President             60    1984

Stephanie Risk     Chief Financial Officer/Controller   28    1999

Jerry Andersen     Director                             69    1978

Roy Bowling        Director                             63    1986

Michael J. Nelson  Director                             59    1992


(b) Business Experience of Directors and Executive Officers

Ken R. Risk and Eileen M. Risk, executive officers listed above, have served in various executive capacities with the company over the past eleven years.

Ken  R.  Risk,  chairman  of the board, president  and  director, worked with the company after he returned from naval service  for several  years.  He left GRI in 1977 to start  his  own  company,
Platte  Valley Sales, in Hastings, Nebraska. He returned  to  the company to assume the position of president and CEO in late  1989 after the death of his father, George Risk.  He moved to Kimball,
Nebraska in 1997.

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

Roy Bowling, Director, has been in the alarm industry for over 20 years. He founded Labor Saving Devices of Lakewood, Colorado,  14 years ago and is actively involved with that company.

Michael J. Nelson, director, has worked in the banking business since 1963 and has been the president of the First State Bank in Kimball, Nebraska for the past 17 years.

(c) Identification of Certain Significant Employees

Ken R. Risk and Mary Ann Brothers are officers and employees of of the company. (See Item 9 [b].)

(d) Involvement in Certain Legal Proceedings

George Risk Industries, Inc. has been named in certain legal proceedings discussed in Item 3.

Item 10 Executive Compensation

The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 1998, 1999, and 2000:




                                Annual Compensation

       (a)           (b)         (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          2000      180,000      0         20,000 stock shares
Chief Executive      1999      176,000      0         35,000 stock shares
Officer              1998      163,000      0              0

Mary Ann Brothers    2000      122,000      0          5,000 stock shares
Executive Vice       1999      118,000      0              0
President            1998      110,000      0              0

Donna Debowey        2000      32,000       0            250 stock shares
Senior Vice          1999           0       0              0
President            1998           0       0              0

Director             2000       39,000      0              0
of                   1999       41,000      0              0
Engineering          1998       22,000      0              0

Dan Douglas          2000       41,000      0              0
Vice President of    1999       40,000      0              0
Materials            1998       39,000      0              0


                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  2000         0           0            0            0
             1999         0           0            0            0
             1998         0           0            0            0


Mary Ann     2000         0           0            0            0
Brothers     1999         0           0            0            0
             1998         0           0            0            0


Donna        2000         0           0            0            0
Debowey


Director     2000         0           0            0            0
of           1999         0           0            0            0
Engineering  1998         0           0            0            0


Dan Douglas  2000         0           0            0            0
             1999         0           0            0            0
             1998         0           0            0            0


Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


Item 11 Security Ownership of Certain Beneficial Owners and
        Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares outstanding on April 30, 2000.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,952,005       49.9%
A         Kimball, NE
          68901



None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 12 Certain Relationships and Related Party Transactions

During each of three years ended April 30, 2000, 1999, and 1998, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                    2000         1999         1998

Airplane Lease
  Ken R. Risk                  $27,000       $27,000      $27,000
  President

Building and Warehouse
Leases/Rentals
  Eileen M. Risk               $ 3,400       $ 3,400      $ 3,400
  Secretary/Treasurer

  Eileen M. Risk               $ 3,600       $ 3,600      $ 3,600
  Secretary/Treasurer

  Delores Spradlin             $16,020       $16,020      $16,020
  Sister, Ken R. Risk

Stock Transfer Agent
  Eileen M. Risk               $20,000       $20,000      $20,000
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

August 10, 2000

Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              August 10, 2000
Ken R. Risk              Chairman of the Board


/s/ Stephanie Risk       Chief Financial Officer    August 10, 2000
Stephanie Risk           and Controller


/s/ Jerry Andersen       Director                   August 10, 2000
Jerry Andersen


/s/ Michael J. Nelson    Director                   August 10, 2000
Michael J. Nelson