Form 10QSB
period 2000-07-31
RISK GEORGE INDUSTRIES INC
filed 2000-09-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2000

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

               For the transition period from ___________ to _____________


                      Commission File Number:  0-5378


                        GEORGE RISK INDUSTRIES, INC.
     (Exact name of small business issuer as specified in its charter)

               Colorado                             84-0524756
       (State of incorporation)          (IRS Employers Identification No.)

              802 South Elm St.
                 Kimball, NE                                69145
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (308) 235-4645


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of July 31, 2000 was 5,910,408.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three month period ended July 31, 2000, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                               JULY 31, 2000

                                  ASSETS
Current Assets
     Cash and cash equivalents                              $ 1,951,000
     Marketable securities                                    6,610,000
     Accounts receivable:
       Trade, net of $50,000 doubtful account allowance       2,108,000
       Other                                                      1,000
     Notes receivable                                            11,000
     Inventories (Note 2)                                     2,354,000
     Prepaid expenses                                            32,000
     Deferred income taxes                                       31,000
                                                            ------------
Total Current Assets                                        $13,098,000

Property and Equipment, net at cost                         $ 1,269,000

Other Assets
     Projects in process                                         17,000
     Machinery and equipment deposit                             22,000
     Officer receivable                                           5,000
     Long-term deferred tax asset                                38,000
     Other                                                        5,000
                                                            ------------
Total Other Assets                                          $    87,000

TOTAL ASSETS                                                $14,454,000
                                                            ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $    40,000
     Accrued expenses
       Payroll and related expenses                             374,000
       Property taxes                                            27,000
     Notes payable, current                                      10,000
     Income taxes payable                                       322,000
                                                            ------------
Total Current Liabilities                                   $   759,000

Long-Term Liabilities
     Notes payable                                               92,000
     Deferred income taxes                                       26,000
                                                            ------------
Total Long-Term Liabilities                                 $   118,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
       authorized, Series 1--noncumulative, $20 stated
       value, 25,000 shares authorized, 5,350 issued
       and outstanding                                          107,000
     Common stock, Class A, $.10 par value, 10,000,000
       shares authorized, 8,502,832 shares issued and
       outstanding                                              850,000
     Additional paid-in capital                               1,719,000
     Accumulated other comprehensive income                     121,000
     Retained earnings                                       11,818,000
     Less:  cost of treasury stock, 2,592,424 shares,
       at cost                                               (1,038,000)
                                                            ------------
Total Stockholders' Equity                                  $13,577,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $14,454,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS
                         FOR THE THREE MONTHS ENDED
                                                            JULY 31,
                                                       2000          1999
                                                  ---------------------------
Net Sales                                         $ 3,565,000    $ 3,235,000
     Less:  cost of goods sold                     (1,989,000)    (1,647,000)
                                                  ------------   ------------
Gross Profit                                      $ 1,576,000    $ 1,588,000

Operating Expenses:
     General and administrative                       203,000        239,000
     Selling                                          599,000        592,000
     Engineering                                       23,000         25,000
                                                  ------------   ------------
Total Operating Expenses                          $   825,000    $   856,000

Income From Operations                                751,000        732,000

Other Income (Expense)
     Other                                            (10,000)         4,000
     Dividend and interest income                      78,000         73,000
     Interest expense                                       0         (4,000)
     Gain/(loss) on sale of investments                67,000        (93,000)
                                                  ------------   ------------
                                                  $   135,000    $   (20,000)

Income Before Provisions for Income Tax               886,000        712,000

Provisions for Income Tax                            (396,000)      (297,000)
                                                  ------------   ------------
Net Income                                        $   517,000    $   415,000

Retained Earnings, beginning of period            $11,301,000    $ 9,114,000
                                                  ------------   ------------
Retained Earnings, end of period                  $11,818,000    $ 9,529,000
                                                  ============   ============

Income Per Share of Common Stock                  $       .09    $       .07

Weighted Average Number of Common Shares
     Outstanding                                    5,910,408      6,056,506


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                            July 31,
                                                       2000          1999
                                                  ---------------------------
Net Income                                        $   517,000    $   415,000
                                                  ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses) arising
       during period                                 (102,000)       (78,000)
     Reclassification adjustment for (gains)
       losses included in net income                  (67,000)        94,000
                                                  ------------   ------------
  Other Comprehensive Income                      $  (169,000)   $    16,000

Comprehensive Income                              $   348,000    $   431,000
                                                  ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                       For the three months
                                                          ended July 31,
                                                       2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   517,000    $   415,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                      62,000         39,000
     Change in unrealized gain/(loss) on
       investments                                   (169,000)        16,000
     Changes in assets and liabilities:
       (Increase) decrease in:
          Marketable securities                        28,000        (98,000)
          Accounts receivable                        (185,000)       101,000
          Inventories                                 246,000        (43,000)
          Prepaid expenses                             20,000         11,000
          Other assets                                  2,000        (82,000)
          Receivables-officers and employees            5,000          2,000
       Increase (decrease) in:
          Accounts payable                            109,000         (5,000)
          Accrued expenses                             80,000         73,000
          Notes payable                               (21,000)        61,000
          Income tax payable                          370,000        233,000
                                                  ------------   ------------
Net cash provided by (used in) operating
   activities                                     $ 1,064,000    $   723,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) Sale of property and equipment        (71,000)       (44,000)
     (Purchase) of treasury stock                           0         (7,000)
                                                  ------------   ------------
Net cash provided by (used in) investing
   activities                                     $   (71,000)   $   (51,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Treasury stock issued                                  0         49,000
                                                  ------------   ------------
Net cash provided by (used in) financing
   activities                                     $         0    $    49,000

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                    $   993,000    $   721,000
                                                  ============   ============
Cash and cash equivalents, beginning of period    $   958,000    $ 1,160,000
Cash and cash equivalents, end of period          $ 1,951,000    $ 1,881,000



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for:
     Income taxes                                 $         0    $   135,000
     Interest expense                             $         0    $     4,000

  Cash receipts for:
     Income taxes                                 $         0    $    71,000


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES
  Issuance of treasury stock in lieu of
    compensation                                  $         0    $    49,000



                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2000


Note 1     Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjust-ments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Note 2     Marketable Securities

     Marketable equity securities are recorded at the lower of cost or market and are classified as available-for sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the income statement and any unrealized gains or losses being reported as a separate component of stockholders' equity until realized. Dividend and interest income are accrued as earned.

Marketable equity securities and unrealized gains and losses consist of the following as of July 31, 2000 and July 31, 1999:

     Cost basis                                   $ 6,489,000    $ 5,428,000
     Market Value                                   6,610,000      5,562,000
                                                  ------------   ------------
     Net unrealized gain                          $   121,000    $   134,000
                                                  ============   ============

     Gross unrealized gain                        $   380,000    $   369,000
     Gross unrealized loss                        $   259,000    $   235,000



Note 3     Inventories

     At July 31, 2000 and July 31, 1999, respectively, inventories consisted of the following:

     Raw Materials                                $ 1,637,000    $ 1,717,000
     Work in Process                                  489,000        296,000
     Finished Goods                                   298,000        294,000
                                                  ------------   ------------
                                                  $ 2,424,000    $ 2,307,000
     Less:  allowance for obsolete inventory          (70,000)       (70,000)
                                                  ------------   ------------
     Net Inventories                              $ 2,354,000    $ 2,237,000
                                                  ============   ============


Note 4     Business Segments

     The following is financial information relating to industry segments:

                                                     For the quarter ended
                                                            July 31,
                                                       2000          1999
                                                  --------------------------
     Net revenue:
          Keyboard products                       $   422,000    $   144,000
          Security alarm products                   3,143,000      3,091,000
                                                  ------------   ------------
     Total net revenue                            $ 3,565,000    $ 3,235,000

     Income from operations:
          Keyboard products                       $    89,000    $    33,000
          Security alarm products                     662,000        699,000
                                                  ------------   ------------
     Total income from operations                 $   751,000    $   732,000

     Identifiable assets:
          Keyboard products                       $   483,000    $   300,000
          Security alarm products                   4,125,000      8,512,000
          Corporate general                         9,846,000      3,962,000
                                                  ------------   ------------
     Total assets                                 $14,454,000    $12,774,000

     Depreciation and amortization
          Keyboard products                       $     2,000    $     2,000
          Security alarm products                      38,000         30,000
          Corporate general                            22,000          7,000
                                                  ------------   ------------
     Total depreciation and amortization          $    62,000    $    39,000

     Capital expenditures
          Keyboard products                       $         0    $         0
          Security alarm products                      59,000         44,000
          Corporate general                            12,000              0
                                                  ------------   ------------
     Total capital expenditures                   $    71,000    $    44,000


                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2000.

Net cash increased $993,000 during the quarter ended July 31, 2000 as com-pared to an increase of $721,000 during the corresponding quarter last year. Marketable securities decreased $28,000 for the current quarter while they increased $98,000 for the same quarter last year. The Company has not been putting any additional cash into the marketable securities, but instead is using the money already in the investment accounts and making smart choices with its investments. For the quarter ended July 31, 2000, the stock market did not perform as well as it did for the three months ended July 31, 1999. Therefore, there was a bigger unrealized loss for the current period. Inventories decreased $246,000 during the current quarter as compared to a $43,000 increase last year. The Company is not holding as many raw materials on hand because the fear of shortages from Y2K is no longer a threat. And there was almost $124,000 worth of credit (a receivable) on the books from a vendor that owes the Company for defective raw materials. Accounts receivable increased $185,000 during the current quarter as compared to a $101,000 decrease for the corresponding quarter last year. Sales have in-creased, which accounts for part of the increase in accounts receivable, but the Company continues to collect its accounts within terms. At the quarter ended July 31, 2000, 71.5% of the receivables are considered current (less than 45 days) and 10% of the total are over 90 days past due. There was a big change in the other assets category in regards to cash flows. At the quarter ended July 31, 2000 there was a $2,000 decrease in other assets while at July 31, 1999, there was a $82,000 increase. This difference is the fact that the Company, at July 31, 1999 was in the middle of constructing addi-tional production space. This project was completed (and capitalized) in the second quarter of fiscal year end April 30, 2000.

At the quarter ended July 31, 2000, accounts payable shows an increase of $109,000 as compared to a decrease of $5,000 for the same quarter the year before. A big portion of the increase for the current period is that the Company is holding a $97,000 debit on the books for defective inventory that was returned to the vendor, but was already paid for. Otherwise, the Company continues to strive to pay all of its payables within terms and take all pur-chase discounts that are available. Notes payable decreased by $21,000 for the current quarter, while it increased $61,000 for the corresponding quarter last year. The reason the for the difference is that the Company received $75,000 in the form of a long-term note from the State of Nebraska Department of Economic Development in May 1999. They offer a "Community Development Block Grant" (CDBG) program to help increase economic development in the state. The Company received this loan to help defer costs for the new build-ing (which was mentioned above) that houses our molding and tool and die departments. If, after five years, the Company complies with all of the con-ditions of the CDBG program, the note will be forgiven. As of July 31, 2000, the Company has not had to make any payments towards this note. Income tax payable increased $370,000 for the quarter ended July 31, 2000. This compares to an increase of $233,000 for the quarter ended July 31, 1999. The differ-ence of $137,000 is that the Company underestimated its income taxes for the fiscal year ended April 30, 1998 and therefore had to make a payment with its estimates that were calculated during the quarter ended July 31, 1999.

The following is a list of ratios to help analyze the Company's performance:


                                                  Qtr ended July 31,
                                                 2000           1999
                                             --------------------------
     Working capital                         $12,339,000    $10,993,000
     Current ratio                                17.257         15.560
     Quick ratio                                  14.057         12.473
     Cash per share (including marketable
       securities)                                $ 1.45         $ 1.23
     Equity per share                             $ 2.03         $ 1.95


Net sales were $3,565,000 for the quarter ended July 31, 2000, which is a 10% increase over the corresponding quarter last year. Cost of goods sold was 44% of gross sales for the quarter ended July 31, 2000 and the cost of goods sold percentage to gross sales was 49% for the quarter ended July 31, 1999. Having relatively the same percentage of cost of goods sold from period to period shows that the Company keeps its costs in line. The Company has in-creased its cost of materials and direct labor in proportion to how its sales have increased.

Operating expenses were 23% of net sales for the quarter ended July 31, 2000 as compared to 26.5% for the corresponding quarter last year. Having rela-tively the same percentages for both periods shows that management keeps a close eye on its operating expenses to keep them in line from year to year.
As sales have increased, management has increased wages and staff accordingly.

Other income and expenses showed a $135,000 gain for the quarter ended July 31, 2000 as compared to having a $20,000 loss for the quarter ended July 31, 1999. The main difference is that the Company had to sell one of its stock holdings for a loss of $93,000 during the quarter ended July 31, 1999, while the Company has sold stock holdings during the current quarter for gains. In turn, net income for the quarter ended July 31, 2000 was at $517,000, a 24.5% increase from the corresponding quarter last year, which showed a net income of $415,000. Earnings per share for the quarter ended July 31, 2000 were $0.09 per share and $0.07 per share for the quarter ended July 31, 1999.

The Company recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established by the Company to account for any uncollectable accounts.

The Company does have two distinct business segments, security alarm products and keyboard products that are subject to disclosure under SFAS No. 131. Please see the notes to the financial statements in order to examine the two segments.

New product development at the Company has become very aggressive in order to stay competitive in the industry and to have continued business growth. Several new products that were in development and are just being introduced to the market include a door channel magnet, a hold-up switch, a relay module, a high security switch, and a multi-functional thermostat. New products that are presently in development include a wireless pool alarm, Raceway (wire-run covers and associated connectors), European contact switches (to compete in the U.K. market), and ShockGard (a shock sensor that senses sound waves).

The company moved into its new 7,200 sq. ft. building addition in October 1999. This building houses the tool and die and molding departments and also allows for additional stockroom storage. This additional stockroom storage enables the company to stock more finished goods for the increasing demands of its customers. This new addition was built in part with a grant received from Nebraska's Department of Economic Development (DED). This program from the DED, called the Community Development Block Grant, is designed to help with the economic growth of Nebraska's rural communities.

The Company has some short-term future plans that are just beginning to take shape. GRI wants to start another building expansion project which will (1) expand and relocate its sales department, and (2) provide for additional production facilities. Another project just getting under way is that the Company is planning to open a warehouse for its products in England. The main reason for this warehouse is to become more competitive in the European market.

The Company is continuing to search for a business that would complement the existing business. This would require no outside financing. The intent is to utilize equipment, marketing techniques and established customers to in-crease sales and profits.

There are no known seasonal trends with any of the Company's products, since they sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Last fiscal year, the Company was a defendant in a patent infrigement action. The action was settled by an order that dismissed the case. This order was signed and dated by the U.S. District Court on November 8, 1999.

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
          A.  Exhibits
              Exhibit 27.    Financial Data Schedule
     The Financial Data Schedule is attached at the bottom as a separate document.

          B.  Reports on Form 8-K
     No 8-K reports were filed during the quarter ended July 31, 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-14-2000               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk, President and Chairman of
                              the Board