Form 10QSB
period 2000-10-31
RISK GEORGE INDUSTRIES INC
filed 2000-12-22
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2000

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 22, 2000 was 5,907,403.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                         GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three month period ended October 31, 2000 and the six month period ended October 31, 2000, are attached hereto.

                         GEORGE RISK INDUSTRIES, INC.
                                BALANCE SHEET
                    OCTOBER 31, 2000 AND OCTOBER 31, 1999

                                   ASSETS
Current Assets
  Cash and cash equivalents                       $ 2,053,000    $ 1,693,000
  Marketable securities                             6,709,000      5,719,000
  Accounts receivable:
    Trade, net of $50,000 doubtful account
      allowance                                     2,372,000      2,054,000
    Other                                               3,000          3,000
    Income tax overpayment                             72,000         19,000
  Notes receivable                                      8,000          8,000
  Inventories (Note 3)                              1,923,000      2,238,000
  Prepaid expenses                                     16,000         66,000
  Deferred income taxes                                31,000         31,000
                                                  ------------   ------------
Total Current Assets                              $13,187,000    $11,831,000

Property and Equipment, net at cost               $ 1,265,000   $  1,096,000

Other Assets
  Projects in process                                  40,000          4,000
  Officer receivable                                    5,000         20,000
  Long-term deferred tax asset                         38,000         38,000
  Other                                                 5,000         12,000
                                                  ------------   ------------
Total Other Assets                                $    88,000    $    74,000

TOTAL ASSETS                                      $14,540,000    $13,001,000
                                                  ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable, trade                         $    80,000    $    57,000
  Accrued expenses
    Payroll and related expenses                      345,000        355,000
    Property taxes                                     19,000         15,000
  Notes payable, current                                6,000         65,000
  Deferred Insurance Settlement                        48,000              -
                                                  ------------   ------------
Total Current Liabilities                         $   498,000    $   492,000

Long-Term Liabilities
  Notes payable                                        92,000        176,000
  Deferred income taxes                                26,000         28,000
                                                  ------------   ------------
Total Long-Term Liabilities                       $   118,000    $   204,000

Stockholders' Equity
  Convertible preferred stock, 1,000,000 shares
    authorized, Series 1--noncumulative, $20
    stated value, 25,000 shares authorized,
    5,350 issued and outstanding                      107,000        257,000
  Common stock, Class A, $.10 par value,
    10,000,000 shares authorized, 8,502,832 shares
    issued and outstanding                            850,000        850,000
  Additional paid-in capital                        1,719,000      1,734,000
  Accumulated other comprehensive income             (145,000)        54,000
  Retained earnings                                12,438,000     10,085,000
  Less:  cost of treasury stock, 2,595,429 shares,
    at cost                                        (1,045,000)      (675,000)
                                                  ------------   ------------
Total Stockholders' Equity                        $13,924,000    $12,305,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $14,540,000    $13,001,000
                                                  ============   ============

                         GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                         Three months  Six months  Three months  Six months
                            ended        ended        ended        ended
                          October 31,  October 31,  October 31,  October 31,
                             2000         2000         1999         1999
                          ---------------------------------------------------
Net Sales                 $ 3,934,000  $ 7,499,000  $ 3,526,000  $ 6,762,000
Less:  cost of goods sold  (2,076,000)  (4,065,000)  (1,811,000)  (3,458,000)
                          ------------ ------------ ------------ ------------
Gross Profit              $ 1,858,000  $ 3,434,000  $ 1,715,000  $ 3,304,000

Operating Expenses:
  General and admin-
    istrative                 186,000      389,000      187,000      426,000
  Selling                     688,000    1,288,000      628,000    1,220,000
  Engineering                  24,000       46,000       26,000       51,000
                          ------------ ------------ ------------ ------------
Total Operating Expenses  $   898,000  $ 1,723,000  $   841,000  $ 1,697,000

Income From Operations        960,000    1,711,000      874,000    1,607,000

Other Income (Expense)
  Dividend and interest
    income                     82,000      160,000       72,000      145,000
  Interest expense                  0       (1,000)      (4,000)      (8,000)
  Gain/(loss) on sale of
    assets                     22,000       89,000       13,000      (80,000)
  Other Income (Loss)           2,000       (7,000)           0        3,000
                          ------------ ------------ ------------ ------------
                          $   106,000  $   241,000  $    81,000  $    60,000

Income Before Provisions
  for Income Tax            1,066,000    1,952,000      955,000    1,667,000

Provisions for Income Tax    (446,000)    (815,000)    (399,000)    (696,000)
                          ------------ ------------ ------------ ------------
Net Income                $   620,000  $ 1,137,000  $   556,000  $   971,000

Retained Earnings,
  beginning of period     $11,818,000  $11,301,000  $ 9,529,000  $ 9,114,000
                          ------------ ------------ ------------ ------------
Retained Earnings,
  end of period           $12,438,000  $12,438,000  $10,085,000  $10,085,000
                          ============ ============ ============ ============
Income Per Share of
  Common Stock            $      0.10   $     0.19  $      0.09  $      0.16

Weighted Average Number
  of Common Shares
  Outstanding               5,908,742    5,909,575    6,054,324    6,055,415


                         GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                         Three months  Six months  Three months  Six months
                            ended        ended        ended        ended
                          October 31,  October 31,  October 31,  October 31,
                             2000         2000         2000         2000
                         ---------------------------------------------------
Net Income                $   620,000  $ 1,137,000  $   556,000  $   971,000
                          ------------ ------------ ------------ ------------

Other Comprehensive Income,
 net of tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains
   (losses) arising during
   period                    (256,000)    (442,000)     (80,000)    (158,000)
  Reclassification adjustment
   for (gains) losses
   included in net income     522,000      877,000      160,000      221,000
                          ------------ ------------ ------------ ------------
 Other Comprehensive
  Income                  $   266,000  $   435,000  $    80,000  $    63,000

Comprehensive Income      $   886,000  $ 1,572,000  $   636,000  $ 1,034,000
                          ============ ============ ============ ============

                         GEORGE RISK INDUSTRIES, INC.
                           STATEMENT OF CASH FLOWS

                         Three months  Six months  Three months  Six months
                            ended        ended        ended        ended
                          October 31,  October 31,  October 31,  October 31,
                             2000         2000         1999         1999
                         ---------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income               $   620,000  $ 1,137,000  $   556,000  $   971,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation                65,000      127,000       32,000       71,000
   Change in unrealized gain/
    (loss) on investments    (266,000)    (435,000)     (80,000)     (63,000)
Changes in assets and
liabilities:
 (Increase) decrease in:
   Marketable securities      (99,000)     (71,000)    (157,000)    (255,000)
   Accounts receivable       (264,000)    (449,000)     (80,000)      21,000
   Inventories                431,000      677,000       (1,000)     (45,000)
   Prepaid expenses            16,000       35,000      (14,000)      (3,000)
   Other assets                46,000       49,000      130,000       48,000
   Receivables-officers
    and employees               1,000        7,000        1,000        3,000
 Increase (decrease) in:
   Accounts payable            56,000      163,000       17,000       12,000
   Accrued expenses           (36,000)      44,000      (36,000)      36,000
   Notes payable               (3,000)     (24,000)      22,000       84,000
   Income tax payable        (395,000)     (26,000)    (269,000)     (36,000)
                          ------------ ------------ ------------ ------------
Net cash provided by (used in)
 operating activities     $   172,000  $ 1,234,000  $   121,000  $   844,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 (Purchase) Sale of property
   and equipment              (61,000)    (132,000)    (307,000)    (351,000)
 (Purchase) of treasury
   stock                       (7,000)      (7,000)      (2,000)      (9,000)
                          ------------ ------------ ------------ ------------
Net cash provided by (used in)
 investing activities     $   (68,000) $  (139,000) $  (309,000) $  (360,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Treasury stock issued              0            0            0       49,000
                          ------------ ------------ ------------ ------------
Net cash provided by (used in)
 financing activities     $         0  $         0  $         0  $    49,000

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS    $   104,000  $ 1,095,000  $  (188,000) $   533,000
                          ============ ============ ============ ============
Cash and equivalents,
 beginning of period      $ 1,949,000  $   958,000  $ 1,881,000  $ 1,160,000
Cash and equivalents,
 end of period            $ 2,053,000  $ 2,053,000  $ 1,693,000  $ 1,693,000


                         GEORGE RISK INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2000



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

     Marketable equity securities and unrealized gains and losses consist of the following as of October 31, 2000 and October 31, 1999:

          Cost basis                         $ 6,804,000    $ 5,615,000
          Market value                         6,659,000      5,669,000
                                             ------------   ------------
          Net unrealized gain/(loss)         $  (145,000)   $    54,000
                                             ============   ============

          Gross unrealized gain              $   290,000    $   117,000
          Gross unrealized loss              $   435,000    $    63,000



Note 3     Inventories

     At October 31, 2000 and October 31, 1999, respectively, inventories consisted of the following:

     Raw Materials                           $ 1,313,000    $ 1,673,000
     Work in Process                             444,000        361,000
     Finished Goods                              236,000        274,000
                                             ------------   ------------
                                             $ 1,993,000    $ 2,308,000
     Less:  allowance for obsolete
              inventory                          (70,000)       (70,000)
                                             ------------   ------------
     Net Inventories                         $ 1,923,000    $ 2,238,000
                                             ============   ============


Note 4     Business Segments

     The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                      October 31
                                                 2000            1999
                                            -----------------------------
     Net revenue:
       Keyboard products                     $   642,000    $   349,000
       Security alarm products/other           3,292,000      3,177,000
                                             ------------   -------------
     Total net revenue                       $ 3,934,000    $ 3,526,000

     Income from operations:
       Keyboard products                     $   156,000    $    87,000
       Security alarm products/other             804,000        787,000
                                             ------------   -------------
     Total income from operations            $   960,000    $   874,000

     Identifiable assets:
       Keyboard products                     $   602,000    $   373,000
       Security alarm products/other           3,730,000      4,046,000
       Corporate general                      10,088,000      8,563,000
                                             ------------   -------------
     Total identifiable assets               $14,420,000    $12,982,000

     Depreciation and amortization
       Keyboard products                     $     2,000    $     2,000
       Security alarm products/other              41,000         32,000
       Corporate general                          22,000          8,000
                                             ------------   ------------
     Total depreciation and amortization     $    65,000    $    42,000

     Capital expenditures
       Keyboard products                     $         0    $         0
       Security alarm products                    47,000        272,000
       Corporate general                           5,000         52,000
                                             ------------   ------------
     Total capital expenditures              $    52,000    $   324,000
                                             ============   ============

                         GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed unaudited financial statements, and with George Risk Industries'
(GRI) audited financial statements and discussion for the fiscal year ended April 30, 2000.

Net cash increased $104,000 during the quarter ended October 31, 2000 as com-pared to a decrease of $188,000 during the corresponding quarter last year.
As for the year-to-date numbers, net cash increased $1,095,000 for the six months ended October 31, 2000, while, for the same period last year, net cash only increased by $533.000. There are many reasons as to why cash is on the rise. First, management has not been putting any additional cash into the marketable securities, but instead is using the money already in the invest-ment accounts and making smart choices with the investments. For the three months and six months ended October 31, 2000, the stock market did not perform as well as it did for the three months and six months ended October 31, 1999. Therefore, there were bigger unrealized losses for the current periods. Second, inventory is $300,000 lower at October 31, 2000 than it was at Oct-ober 31, 1999. GRI is not holding as many raw materials on hand because the fear of Y2K shortages is no longer a problem. Accounts receivable over both periods in discussion increased in value. Sales have increased, which accounts for part of the increase in accounts receivable, but some of our customers were slow in paying us during the quarter ended October 31, 2000. (We have since made an effort, and for the most part succeeded, in getting most of our accounts current.) At October 31, 2000, 62.8% of the receivables were considered current (less than 45 days) while 9.3% were over 90 days.
This is compared to 71.5% and 10%, respectively, at July 31, 2000. GRI's prepaid expenses have decreased due to the consumption of those expenses without the need to replenish them yet.

Accounts payable has increased in regards to cash flows. A big portion of the increase for the current period is that we are holding a $75,000 debit on the books for defective inventory that was returned to the vendor, but was already paid for. Otherwise, we continue to strive to pay all of our bills within terms and to take all purchase discounts that are available. Notes payable decreased by $24,000 for year-to-date figures, while it increased $84,000 for the corresponding period last year. The reason the for the difference is that we received $75,000 in the form of a long-term note from the State of Nebraska Department of Economic Development in May 1999. They offer a "Community De-velopment Block Grant" (CDBG) program to help increase economic development in the state. We received this loan to help defer costs for the new building that now houses our molding and tool and die departments. If, after five years of the issuance of the note, we comply with all of the conditions of the CDBG program, the note will be forgiven. As of October 31, 2000, we have not had to make any payments towards this note. Also, GRI is financing two ve-hicles which were purchased during the second quarter of last year. As for property and equipment, GRI has purchased less than half of the amount for the current six months than it purchased for the same six month period last year.


The following is a list of ratios to help analyze GRI's performance:

                                            For the qtr ended October 31,
                                                 2000           1999
                                            -----------------------------
     Working capital                         $12,689,000    $11,339,000
     Current ratio                                26.480         24.047
     Quick ratio                                  22.357         19.240
     Cash per share (including marketable
        securities)                               $ 1.48         $ 1.22
     Equity per share                             $ 2.36         $ 2.03

Net sales were $3,934,000 for the quarter ended October 31, 2000, which is an 11.5% increase over the corresponding quarter last year. Year-to-date net sales were $7,499,000 at October 31, 2000, which is a 10.9% increase from the same period last year. Cost of goods sold was 52.3% of gross sales for the quarter ended October 31, 2000 and 50.1% for the same quarter last year. Year-to-date cost of goods sold percentages are 53.6% for the current six months and 50.0% for the corresponding six months last year. Having rela-tively the same percentage of cost of goods sold from period to period shows that management keeps its costs in line. We have increased our cost of mater-ials and direct labor in proportion to how our sales have increased.

Operating expenses were 22.8% of net sales for the quarter ended October 31, 2000 as compared to 23.9% for the corresponding quarter last year. Year-to-date operating expenses were 23.0% of net sales of the six months ended Oct-ober 31, 2000, while they were 25.1% for the same period last year. Having relatively the same percentages for both periods shows that management keeps a close eye on its operating expenses to keep them in line from year to year.
As sales have increased, management has increased wages and staff accordingly.

Other income and expenses were gains of $106,000 and $241,000 for the quarter and six months ended October 31, 2000. This is a 30.9% increase for the quarter and 401.7% increase for the year-to-date figures. The main difference is that we sold one of our stock holdings for a loss of $93,000 during the six months ended October 31, 1999, while we have sold stock holdings during the current quarter and six months for gains. In turn, net income for the quarter ended October 31, 2000 was at $620,000, an 11.5% increase from the correspond-ing quarter last year, which showed net income at $556,000. Net income for the six months ended October 31, 2000 was $1,137,000, a 17.1% increase from the same period last year. Net income for the six months ended October 31, 1999 was $971,000. Earnings per share for the quarter ended October 31, 2000 was $0.10 per share and $0.19 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 1999 was $0.09 per share and $0.16 per share, respectively.

George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. All goods are shipped F.O.B. plant, which means that the customer takes ownership as soon as the merchandise is shipped out our door. There is $50,000 allowance that was established to account for any uncollectable accounts.

George Risk Industries does have two distinct business segments, security alarm products/other and keyboard products that are subject to disclosure under SFAS No. 131. Please see the notes to the financial statements in order to examine the two segments.

New product development at George Risk Industries has become very aggressive in order to stay competitive in the industry and to have continued business growth. Several new products that have been in development and are just being introduced to the market include a door channel magnet, a hold-up switch, a relay module, a high security switch, and a multi-functional thermostat. New products that are presently in development include a wireless pool alarm, Raceway (wire-run covers and associated connectors), European contact switches (to compete in the U.K. market), and ShockGard (a shock sensor that senses sound waves).

George Risk Industries has some short-term future plans that are just begin-ning to take shape. We want to start another building expansion project which will (1) expand and relocate our sales department, and (2) provide for add-itional production facilities. Another project just getting under way is that we are planning to open a warehouse for our products in England. The main reason for this warehouse is to become more competitive in the European market.

George Risk Industries continues to search for a business that would com-plement the existing business. This would require no outside financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of GRI's products, since we sell mostly to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

                         GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Last fiscal year, George Risk Industries was a defendant in a patent infringement action. The action was settled by an order that dismissed the case. This order was signed and dated by the U.S. District Court on November 8, 1999.

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

          B.  Reports on Form 8-K
     No 8-K reports were filed during the quarter ended October 31, 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         George Risk Industries, Inc.
                                (Registrant)


Date	12-22-2000			By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk, President and Chairman of
                              the Board

                              By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk, Chief Financial Officer