Form 10QSB
period 2001-01-31
RISK GEORGE INDUSTRIES INC
filed 2001-03-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarter ended January 31, 2001

[   ]   Transition report under Section 13 or 15(d) of the Securities Ex-
        change Act of 1934

                For the transition period from __________ to_____________


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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 16, 2001 was 5,906,603.

Transitional Small Business Disclosure Format:   Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

        The unaudited financial statements for the three month period ended January 31, 2001 and the nine month period ended January 31, 2001, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                    JANUARY 31, 2001 AND JANUARY 31, 2000

                                   ASSETS
Current Assets
  Cash and cash equivalents                     $ 2,900,000     $ 1,819,000
  Marketable securities                           6,754,000       6,133,000
  Accounts receivable:
    Trade, net of $50,000 doubtful
      account allowance                           1,760,000       1,772,000
    Other                                             1,000           2,000
  Notes receivable                                    4,000           4,000
  Inventories (Note 3)                            2,228,000       2,489,000
  Prepaid expenses                                   19,000          53,000
  Deferred income taxes                              31,000          31,000
                                                ------------    ------------
Total Current Assets                            $13,697,000     $12,303,000

Property and Equipment, net at cost             $ 1,214,000     $ 1,304,000

Other Assets
  Projects in process                                 7,000          28,000
  Officer receivable                                  5,000          20,000
  Long-term deferred tax asset                       38,000          38,000
  Other                                              16,000          12,000
                                                ------------    ------------
Total Other Assets                              $    66,000     $    98,000

TOTAL ASSETS                                    $14,977,000     $13,705,000
                                                ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable, trade                       $   176,000     $    70,000
  Accrued expenses
    Payroll and related expenses                    384,000         470,000
    Property taxes                                   23,000          21,000
  Income tax payable                                130,000          12,000
  Notes payable, current                              3,000          13,000
                                                ------------    ------------
Total Current Liabilities                       $   716,000     $   586,000

Long-Term Liabilities
  Notes payable                                      92,000         209,000
  Deferred income taxes                              26,000          28,000
                                                ------------    ------------
Total Long-Term Liabilities                     $   118,000     $   237,000

Stockholders' Equity
  Convertible preferred stock, 1,000,000
    shares authorized, Series 1-noncumulative,
    $20 stated value, 25,000 shares authorized,
    5,350 issued and outstanding                    107,000         257,000
  Common stock, Class A, $.10 par value,
    10,000,000 shares authorized, 8,502,832
    shares issued and outstanding                   850,000         850,000
  Additional paid-in capital                      1,719,000       1,734,000
  Accumulated other comprehensive income           (329,000)        139,000
  Retained earnings                              12,851,000      10,577,000
  Less:  cost of treasury stock, 2,595,429
    shares, at cost                              (1,045,000)       (675,000)
                                                ------------    ------------
Total Stockholders' Equity                      $14,143,000     $12,882,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $14,977,000     $13,705,000
                                                ============    ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                         Three months  Nine months Three months  Nine months
                             ended        ended        ended        ended
                          Jan 31,2001  Jan 31,2001  Jan 31,2000  Jan 31,2000
                         ----------------------------------------------------
Net Sales                 $ 2,971,000  $10,361,000  $ 3,375,000  $10,138,000
Less:  cost of goods sold  (1,602,000)  (5,558,000)  (1,736,000)  (5,194,000)
                           ----------- ------------ ----------- ------------
Gross Profit              $ 1,369,000  $ 4,803,000  $ 1,639,000  $ 4,944,000

Operating Expenses:
 General and administrative   192,000      580,000      196,000      622,000
 Selling                      605,000    1,893,000      642,000    1,863,000
 Engineering                   25,000       72,000       34,000       85,000
                          ------------ ------------ ------------ ------------
Total Operating Expenses  $   822,000  $ 2,545,000  $   872,000  $ 2,570,000

Income From Operations        547,000    2,258,000      767,000    2,374,000

Other Income (Expense)
 Dividend and interest
   income                      99,000      260,000       83,000      228,000
 Interest expense                   0            0       (3,000)     (12,000)
 Gain/(loss) on sale of
   assets                     117,000      205,000        1,000      (79,000)
 Other Income/(Loss)          (30,000)     (38,000)       2,000        1,000
                          ------------ ------------ ------------ ------------
                          $   186,000  $   427,000  $    79,000  $   138,000

Income Before Provisions
  for Income Tax              733,000    2,685,000      846,000    2,512,000

Provisions for Income Tax    (320,000)  (1,135,000)    (354,000)  (1,049,000)
                          ------------ ------------ ------------ ------------
Net Income                $   413,000  $ 1,550,000  $   492,000  $ 1,463,000

Retained Earnings,
  beginning of period     $12,438,000  $11,301,000  $10,085,000  $ 9,114,000

Retained Earnings,
  end of period           $12,851,000  $12,851,000  $10,577,000  $10,577,000

Income Per Share of
  Common Stock            $      0.07  $      0.26  $      0.08  $      0.24

Weighted Average Number
  of Common Shares
  Outstanding               5,906,603    5,908,584    6,054,408    6,055,079


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                         Three months  Nine months  Three months  Nine months
                             ended        ended        ended        ended
                          Jan 31,2001  Jan 31,2001  Jan 31,2000  Jan 31,2000
                         ----------------------------------------------------
Net Income                $   413,000  $ 1,550,000  $   492,000  $ 1,463,000
                          ------------ ------------ ------------ ------------

Other Comprehensive Income,
 net of tax
  Unrealized gain/(loss)
   on securities:
   Unrealized holding gains
    (losses) arising during
     period                  (122,000)    (652,000)     (86,000)     (66,000)
    Reclassification
     adjustment for (gains)
     losses included in net
     income                   (73,000)      22,000        1,000       87,000
                          ------------ ------------ ------------ ------------
Other Comprehensive
 Income                   $  (195,000) $  (630,000) $    85,000  $    21,000

Comprehensive Income      $   218,000  $   920,000  $   577,000  $ 1,484,000
                          ============ ============ ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                         Three months  Nine months  Three months  Nine months
                             ended        ended        ended        ended
                          Jan 31,2001  Jan 31,2001  Jan 31,2000  Jan 31,2000
                        -----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income              $   413,000  $ 1,550,000  $   492,000  $ 1,463,000
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation               56,000      183,000       49,000      121,000
    Change in unrealized
     gain/(loss) on
     investments             (195,000)    (630,000)      85,000       21,000
    Changes in assets and
     liabilities:
  (Increase) decrease in:
    Marketable securities     (45,000)    (116,000)    (414,000)    (669,000)
    Accounts receivable       612,000      163,000      283,000      304,000
    Inventories              (305,000)     372,000     (251,000)    (295,000)
    Prepaid expenses           (2,000)      33,000       12,000        9,000
    Other assets              (27,000)      22,000      (24,000)      24,000
    Receivables-officers
     and employees              6,000       13,000        5,000        8,000
  Increase (decrease) in:
    Accounts payable           96,000      259,000       13,000       24,000
    Accrued expenses
     Payroll and related
      expenses                 39,000       85,000      115,000      151,000
     Property taxes             4,000        2,000        6,000        6,000
    Notes payable              (3,000)     (28,000)     (18,000)      66,000
    Income tax payable        202,000      177,000       30,000       (6,000)
                          ------------ ------------ ------------ ------------
 Net cash provided by (used in)
  operating activities    $   851,000  $ 2,085,000  $   383,000  $ 1,227,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  (Purchase) Sale of property
    and equipment              (4,000)    (136,000)    (257,000)    (608,000)
  (Purchase) of treasury stock      0       (7,000)           0       (9,000)
                          ------------ ------------ ------------ ------------
 Net cash provided by (used in)
  investing activities    $     4,000  $  (143,000) $  (257,000) $  (617,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Treasury stock issued             0            0            0       49,000
                          ------------ ------------ ------------ ------------
 Net cash provided by (used in)
  financing activities    $         0  $         0  $         0  $    49,000

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS    $   847,000  $ 1,942,000  $   126,000  $   659,000
                          ============ ============ ============ ============
Cash and equivalents,
 beginning of period      $ 2,053,000  $   958,000  $ 1,693,000  $ 1,160,000
Cash and equivalents,
 end of period            $ 2,900,000  $ 2,900,000  $ 1,819,000  $ 1,819,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2001

Note 1     Unaudited Interim Financial Statements
    The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

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

    Marketable equity securities and unrealized gains and losses consist of the following as of January 31, 2001 and January 31, 2000:

        Cost basis                      $ 7,093,000     $ 5,994,000
        Market value                      6,754,000       6,133,000
                                        ------------    ------------
        Net unrealized gain/(loss)      $  (339,000)    $   139,000
                                        ============    ============

        Gross unrealized gain           $   477,000     $   773,000
        Gross unrealized loss           $   816,000     $   634,000

Note 3     Inventories
    At January 31, 2001 and January 31, 2000, respectively, inventories consisted of the following:

        Raw Materials                   $ 1,502,000     $ 1,777,000
        Work in Process                     425,000         394,000
        Finished Goods                      371,000         388,000
                                        ------------    ------------
                                        $ 2,298,000     $ 2,559,000
        Less:  allowance for obsolete
          inventory                         (70,000)        (70,000)
                                        ------------    ------------
        Net Inventories                 $ 2,228,000     $ 2,489,000
                                        ============    ============

Note 4     Business Segments
    The following is financial information relating to industry segments:

                                      For the quarter ended January 31,
                                            2001            2000
                                    ------------------------------------
  Net revenue:
      Keyboard products                 $   416,000     $   526,000
      Security alarm products/other       2,667,000       2,849,000
                                        ------------    ------------
  Total net revenue                     $ 3,083,000     $ 3,375,000

  Income from operations:
      Keyboard products                 $    74,000     $   123,000
      Security alarm products/other         473,000         644,000
                                        ------------    ------------
  Total income from operations          $   547,000     $   767,000

  Identifiable assets:
      Keyboard products                 $   436,000     $   581,000
      Security alarm products/other       3,540,000       3,788,000
      Corporate general                  11,011,000       9,336,000
                                        ------------    ------------
  Total identifiable assets             $14,977,000     $13,705,000

  Depreciation and amortization
      Keyboard products                 $     2,000     $     2,000
      Security alarm products                25,000          33,000
      Corporate general                      29,000          14,000
                                        ------------    ------------
  Total depreciation and
    amortization                        $    56,000     $    49,000

  Capital expenditures
      Keyboard products                 $         0     $         0
      Security alarm products                     0          18,000
      Corporate general                       4,000         239,000
                                        ------------    ------------
  Total capital expenditures            $     4,000     $   257,000
                                        ============    ============

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                   MANAGEMENT DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed unaudited financial statements, and with George Risk Industries' (GRI) audited financial statements and discussion for the fiscal year ended
April 30, 2000.

Net cash increased $847,000 during the quarter ended January 31, 2001 as com-pared to an increase of $126,000 during the corresponding quarter last year.
As for the year-to-date numbers, net cash increased $1,942,000 for the nine months ended January 31, 2001, while, for the same period last year, net cash only increased by $659,000. There are many reasons as to why cash is on the rise. First, management has been purchasing securities with the existing cash reserves that are in the respective investment accounts and not putting any "new" cash in the marketable securities. For the three months and nine months ended January 31, 2001, the stock market did not perform as well as it did for the three months and nine months ended January 31, 2000. Therefore, there were unrealized losses for the current period, while there were unreal-ized gains showing for the corresponding periods last year. Second, inventory is $261,000 lower at January 31, 2001 than it was at January 31, 2000. GRI is not holding as many raw materials on hand because the fear of shortages from Y2K is no longer a problem. Accounts receivable over both periods in discussion have decreased in value. Sales have decreased slightly for the quarter as compared to the same quarter last year, but are greater for year-to-date figures. This accounts for part of the decrease in accounts receivable, but we took some great strides to collect on some of our slow paying customers over the quarter ended January 31, 2001. At January 31, 2000, 75.9% of the receivable were considered current (less than 45 days) while 7.8% were over 90 days. This is compared to 62.8.5% and 9.3%, respectively, at October 31, 2000. GRI's prepaid expenses increased slightly for the quarter because of some computer maintenance subscriptions due at the beginning of the year, but have decreased for the year-to-date figures due to the consumption of these expenses without the need to replenish them yet.

Accounts payable has increased in regards to cash flow. A big portion of the increase for the current period is that we were holding a $75,000 debit on the books for defective inventory that was returned to the vendor, but already paid for. Also, GRI's bills were being processed and paid for almost immediately last year, but this year management has stepped in to make sure we are paying our bills within terms (but not too soon) and taking purchase dis-counts when available. Notes payable decreased by $28,000 for year-to-date figures, while it increased $66,000 for the corresponding period last year.
One reason the for the difference is that we received $75,000 in the form of a long-term note from the State of Nebraska Department of Economic Development in May 1999. They offer a "Community Development Block Grant" (CDBG) program to help increase economic development in the state. We received this loan to help defer costs for the new building that now houses our molding and tool and die departments. If, after five years of this issuance of the note, we comply with all of the conditions of the CDBG program, the note will be forgiven. As of January 31, 2001, we have not had to make any payments toward this note.
Also, GRI finished paying off a note in July 2000 that was for the purchase of 725,000 shares of George Risk Industries stock. We had been paying $6,000 a month on this note for the last five years, and therefore have had a savings of $36,000 for the current fiscal year. As for property and equipment, GRI has purchased less than 25% of the amount for the current nine months than we purchased for the same nine month period last year.

The following is a list of ratios to help analyze GRI's performance:

                                        Qtr ended           Qtr ended
                                     January 31, 2001    January 31, 2000
                                     ------------------------------------
        Working capital                $12,981,000         $11,717,000
        Current ratio                       19.130              20.995
        Quick ratio                         15.941              16.594
        Cash per share (including
           marketable securities)           $ 1.63              $ 1.31
        Equity per share                    $ 2.39              $ 2.13

Net sales were $2,971,000 for the quarter ended January 31, 2001, which is an 13.6% decrease over the corresponding quarter last year. Year-to-date net sales were $10,361,000 at January 31, 2001, which is a 2.2% increase from the same period last year. Cost of goods sold was 53.9% of net sales for the quarter ended January 31, 2001 and 48.6% for the same quarter last year. Year-to-date cost of goods sold percentages are 53.6% for the current nine months and are 51.2% for the corresponding nine months last year. Having relatively the same percentage of cost of goods sold from period to period shows that management keeps its costs in line. We have increased our cost of materials and direct labor in proportion to how our sales have increased. At the beginning of the current fiscal year, management decided to change the way it was invoicing our customers. We have always offered a 5% discount to the majority of our security sales customers, but we were putting the 5% savings on each line of the invoice. As of May 1, 2000, we changed this practice. We still offer a purchase discount if the invoice is paid within terms, but no longer allow the discount if it is not paid within terms.

Operating expenses were 27.7% of net sales for the quarter ended January 31, 2001 as compared to 25.8% for the corresponding quarter last year. Year-to-date operating expenses were 24.6% of net sales of the nine months ended January 31, 2001, while they were 25.4% for the same period last year. Having relatively the same percentages for both periods shows that management keeps a close eye on its operating expenses to keep them in line from year to year.
As sales have increased, management has increased wages and staff accordingly.

Other income and expenses were gains of $186,000 and $427,000 for the quarter and nine months ended January 31, 2001. This is a 235.4% increase when comparing quarters and 309.4% increase for the year-to-date figures. The main difference is that we sold one of our stock holdings for a loss of $93,000 during the nine months ended January 31, 2000, while we have sold stock holdings during the current quarter and nine months for net gains. In turn, net income for the quarter ended January 31, 2001 was at $413,000, a 19.1% de-crease from the corresponding quarter last year, which showed a net income of $492,000. Net income for the nine months ended January 31, 2001 was $1,550,000, a 5.9% increase from the same period last year. Net income for the nine months ended January 31, 2000 was $1,463,000. Earnings per share for the quarter ended January 31, 2001 was $0.07 per share and $0.26 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2000 was $0.08 per share and $0.24 per share, respectively.

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

George Risk Industries has some short-term future plans that are just beginning to take shape. We have started another building expansion project which will
(1) expand and relocate our sales department, and (2) provide for additional production facilities. Another project just getting under way is that we are planning to open a warehouse for our products in England. The main reason for this warehouse is to become more competitive in the European market.

George Risk Industries continues to search for a business that would complement the existing business. This would require no outside financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of GRI's products, since we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
        Not applicable.

Item 2.     Changes in Securities
        Not applicable.

Item 3.      Defaults upon Senior Securities
        Not applicable

Item 4.     Submission of Matters to a Vote of Securities
        Not applicable

Item 5.     Other Information
        Not applicable

Item 6.     Reports on Form 8-K
        A.     Reports on Form 8-K
               No 8-K reports were filed during the quarter ended January 31,
                2001.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         George Risk Industries, Inc.
                                (Registrant)


Date    03-16-2001              By:  /s/ Kenneth R. Risk
                                Kenneth R. Risk, President and Chairman
                                of the Board

                                By:  /s/ Stephanie M. Risk
                                Stephanie M. Risk, Chief Financial Officer