Form 10KSB
period 2001-04-30
RISK GEORGE INDUSTRIES INC
filed 2001-08-10
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended  April 30, 2001
                                    ______________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to _______

Commission File Number: 0-5378
                        ______

                  George Risk Industries, Inc.
                  ____________________________

        (Name of small business issuer in its charter)
            Colorado                        84-0524756
            ________                        __________
 (State or other jurisdiction of     (I.R.S. Employer Identification
   incorporation or organization)               No.)

         802 South Elm
          Kimball, NE                         69145
          ___________                         _____
(Address of principal executive             (Zip Code)
            offices)

Issuer's telephone number (308) 235-4645
                           _____________

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class      Name of Exchange on Which Registered

          None                         None
          ____                         ____

Securities registered under Section 12(g) of the Act:
              Class A Common Stock, $.10 par value
              ____________________________________
                        (Title of class)

  Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's  revenues  for  the  most recent fiscal year. $13,914,000.
                                                               ___________

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 9, 2001 was approximately $6,039,106 based upon the last reported sale, which occurred on July 9, 2001. For purposes of this disclosure, Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of June 30, 2001 was 5,717,403.


                   DOCUMENTS INCORPORATED BY REFERENCE
  None.

Transitional Small Business Disclosure Format (Check one)
  Yes X;  No ___



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

PRODUCTS, MARKET, and DISTRIBUTION

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and hydro sensors. The security burglar alarm products comprise approximately 83 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 1,500 customers. One of the distributors accounts for approximately 47 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

The keyboard segment has approximately 600 customers. Keyboard products are sold to original equipment manufacturers, to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

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

EMPLOYEES

GRI has approximately 275 employees.


ITEM 2 PROPERTIES

The  manufacturing  and office facilities are owned by the company.
The  manufacturing  facilities were  expanded by 7200 square feet.
Total  square  footage  of  the plant in   Kimball,  Nebraska   is
approximately 42,500. Additionally, the company leases 15,000 square feet for $1,535 per month with Eileen Risk, mother of Ken R. Risk, who is an officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leases approximately 3,600 square feet and currently employs 40 employees at the Gering site.


ITEM 3 LEGAL PROCEEDINGS

None.


ITEM 4 SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

Not applicable.

                             Part II


ITEM 5 MARKET for the REGISTRANT'S COMMON EQUITY and RELATED
       STOCKHOLDERS' MATTER

PRINCIPAL MARKET

The company's Class A Common Stock is currently quoted over the counter in the NQB "Pink Sheets" by five market makers.


STOCK PRICES and DIVIDENDS INFORMATION

2001 Fiscal Year           High                   Low

May 1-July 31              3.50                   2.41
August 1-October 31        2.88                   2.28
November 1-January 31      3.00                   2.06
February 1-April 30        2.75                   1.69


2000 Fiscal Year           High                   Low

May 1-July 31              2.75                   1.75
August 1-October 31        2.72                   2.28
November 1-January 31      3.03                   2.28
February 1-April 30        4.13                   2.38


No dividends were paid during fiscal years ending April 30, 2000 and 2001.

The  number of holders of record of the company's Class A  Common
Stock as of April 30, 2001, was approximately 1,400.

ITEM 6 Management's Discussion and Analysis of Financial
       Condition and Results of Operations

GRI completed the fiscal year ending April 30, 2001, with a net profit of 16.0 percent of sales. Net sales were at $13,914,000, up 3.2 percent over the previous year.

The company expects sales to continue to grow for the fiscal year ending April 30, 2002. The continued growth should be achieved by volume increases with present customers and sales to added customers. Also, the Company has opened a warehouse in England, which should increase sales in the European market.

The material and labor cost stayed very consistent between this year and last year. At fiscal year end 2001 the material and labor percentage was at 42.1% of gross sales while the same percentage for fiscal year end 2001 was at 42%. The company continues to buy smart and is always looking for quality materials at the best possible price. The company hires only the number of production workers that is needed to finish products and also works very hard at keeping overtime expense down. With these good practices embedded throughout, the company is expected to continue to achieve a gross profit margin of 45 to 50 percent for the coming year.

At April 30, 2001, working capital increased by 9.7% in comparison to the previous fiscal year. Liquidity has improved each year and the ratio of cash, securities and accounts receivables to current obligations was 29.363 and 31.666 for the fiscal years ending April 30, 2001, and April 30, 2000, respectively. Both current assets and liabilities increased, but the liabilities increased by 8.6% more. The main reason for this is that accounts payable are higher. In the past, the company was not taking full advantage of the terms their creditors were giving. Invoices were being paid within 10 to 15 days of receipt. Cash per share at April 30, 2001 was $1.48, while it was $1.26 at April 30, 2000. Equity per share for the same dates was $2.43 and $2.19, respectively.

New product development at GRI has become very aggressive in order to stay competitive and continue to grow in the industry. Several products that were recently introduced into the market include a door channel magnet, a window channel magnet,a hold-up switch, a multi-functional thermostat, E-Z Duct wire covers, the Water Wizard, and an aluminum MT-10 switch (a smaller switch for use in rugged enviornments). New products that are presently in develop-ment include a wireless pool alarm, a glass break sensor, a cabinet light controller, an under-the-carpet water sensor, absence of water sensor, and a "Switch Net" (a 4-wire system to monitor a number of contacts).

GRI has been steadily working on a remodeling project that will move the sales staff into the main building. In addition to the new sales offices, there will be a small conference room for the sales staff, a large conference room for general use, and a new break room for the employees. The project is expected to be finished by the end of August, 2001.

The company is continuing to search for a business that would complement the existing business. The plan is to find a business that would require no outside financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

The company recognizes its revenue when goods are shipped and billed to its customers. There is a $50,000 allowance that was established by the company to account for any uncollectible accounts.

There   are  no  known seasonal trends with any of GRI's  products, since GRI sells to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

ITEM 7 FINANCIAL STATEMENTS


                  Independent Auditor's Report




Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2001, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsi-bility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2001, and the
results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.


MASON RUSSELL WEST, LLC


Littleton, Colorado
June 29, 2001





                 George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 2001



                            Assets

Current Assets:
 Cash and cash equivalents                           $ 2,502,000
 Marketable securities                                 6,217,000
 Accounts receivable:
  Trade, net of allowance for doubtful
         accounts of $50,000                           2,066,000
  Income tax overpayment                                  44,000
  Other                                                    8,000
 Inventories                                           2,759,000
 Prepaid expenses                                         49,000
 Deferred income taxes                                    52,000
                                                     ___________
   Total Current Assets                               13,697,000
                                                     ___________
Property and Equipment, net, at cost                   1,143,000
                                                     ___________
Other Assets
 Projects in process                                      49,000
 Officer receivable                                        5,000
                                                     ___________
   Total Other Assets                                     54,000
                                                     ___________



Total Assets                                         $14,894,000
                                                     ___________


See accompanying notes to financial statements












             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $   179,000
 Accrued expenses:
  Payroll and related expenses                            258,000
  Property taxes                                           11,000
  State Income Taxes payable                               47,000
 Notes payable-current portion                             12,000
                                                      ___________
   Total Current Liabilities                              507,000
                                                      ___________
Deferred Income Taxes                                           0
Long-term debt                                             80,000
Commitments and Contingencies                                   0
                                                      ___________
   Total Long-Term Liabilities                             80,000

                                                      ___________
Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 5,350
  issued and outstanding                                  107,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000
 Additional paid-in capital                             1,719,000
 Accumulated other comprehensive income                  (851,000)
 Retained earnings                                     13,527,000
 Less cost of treasury stock,
     2,592,424 shares, at cost                         (1,045,000)
                                                      ___________
   Total Stockholders' Equity                          14,307,000
                                                      ___________
Total Liabilities and Stockholders' Equity            $14,894,000
                                                      ___________














                 George Risk Industries, Inc.
                     Statements of Income
       For the Years Ended April 30, 2001 and 2000


                                           2001           2000

Net Sales                              $13,914,000     $13,485,000
 Less cost of goods sold                 7,321,000       6,842,000

                                       ___________     ___________
Gross Profit                             6,593,000       6,643,000

Operating Expenses:
 Selling and shipping                    2,546,000       2,432,000
 General and administrative                783,000         769,000
 Engineering and research                   93,000         163,000
 Rent expense paid to
    related parties                         56,000          58,000
                                       ___________     ___________
       Total Operating Expenses          3,478,000       3,422,000
                                       ___________     ___________
Income From Operations                   3,115,000       3,221,000

Other Income (Expense):
 Other income (expense)                    (20,000)         90,000
 Dividend and interest income              349,000         294,000
 Interest expense                           (1,000)         (9,000)
 Gain/(loss) on sale of assets             101,000         (45,000)
                                       ___________     ___________
       Total Other Income                  429,000         330,000

Income  Before  Provision  for  Income
Taxes                                    3,544,000       3,551,000

Provision for Income Taxes:
 Current expense                         1,328,000       1,366,000
 Deferred tax (benefit) expense             (9,000)         (2,000)
                                       ___________     ___________
 Total Income Taxes Expense              1,319,000       1,364,000
                                       ___________     ___________
Net Income                             $ 2,225,000     $ 2,187,000
                                       ___________     ___________
                                       ___________     ___________

Income per Share of Common Stock       $      0.38     $      0.36
                                       ___________     ___________
                                       ___________     ___________
Weighted Average Number of Common
 Shares Outstanding                      5,892,881       6,043,111
                                       ___________     ___________
                                       ___________     ___________

See accompanying notes to financial statements








                         George Risk Industries, Inc.
                      Statement of Comprehensive Income
                               April 30, 2001

                                       For the Years Ended April 30,
                                             2001          2000

Net Income                               $2,225,000      $2,187,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized loss on securities:
  Unrealized holding gains (losses)
   arising during period                 (1,246,000)        218,000
   Reclassification adjustment for
   gains (losses) included in net income   (105,000)        (45,000)
                                         __________      __________

Other Comprehensive Income (Loss)        (1,141,000)        173,000

Comprehensive Income                     $1,084,000      $2,360,000
                                         __________      __________
                                         __________      __________

See accompanying notes to financial statements








                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2001 and 2000


                                                  Common Stock
                         Preferred Stock            Class A

                         Shares     Amount      Shares      Amount

Balances, April 30,
 1999                    12,850     $257,000    8,502,832    $850,000


Shares issued to
 officers and employees
  in lieu of cash
   compensation               0            0            0           0

Purchase of common
 stock for treasury           0            0            0           0

Purchase of preferred
 shares for retirement   (7,500)    (150,000)           0           0

Unrealized gain on
 marketable securities        0            0            0           0

Net income                    0            0            0           0
                       ________     ________     ________    ________
Balances, April 30,
 2000                     5,350     $107,000    8,502,832    $850,000

9/14/00 Purchase of
 common stock for
  treasury- Nickeson          0            0            0           0

4/17/01 Purchase of
 common stock for
  treasury- Clarke            0            0            0           0

4/17/01 Treasury
 Stock received from
  bank - issued in
   1977 & held as
    collateral                0            0            0           0

Unrealized gain (loss)        0            0            0           0

Net income                    0            0            0           0
                       ________     ________     ________    ________
Balances, April 30,
 2000                     5,350     $107,000    8,502,832    $850,000
                       ________     ________    _________    ________


See accompanying notes to financial statements






                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
Capital     Shares      Amount      Income       Earnings     Total


$1,692,000  2,468,674   $(673,000)    $118,000  $  9,114,000  $11,358,000





    44,000    (26,250)      7,000            0             0       51,000


         0    150,000    (372,000)           0             0     (372,000)


   (17,000)         0           0            0             0     (167,000)


         0          0           0      173,000             0      173,000

         0          0           0            0     2,187,000    2,187,000
__________  _________  __________     ________   ___________  ___________

 1,719,000  2,592,424  (1,038,000)     291,000    11,301,000   13,230,000



         0      2,000      (4,800)           0             0       (4,800)




         0      1,000      (2,200)           0             0       (2,200)




         0    190,000           0            0             0            0

         0          0           0   (1,141,000)            0   (1,141,000)

         0          0           0            0     2,225,000    2,225,000
__________  _________  __________   __________   ___________  ___________

$1,719,000  2,785,424 $(1,045,000)  $ (850,000)  $13,526,000  $14,307,000
_________   _________  __________   __________   ___________  ___________
_________   _________  __________   __________   ___________  ___________












                   George Risk Industries, Inc.
                      Statements of Cash Flows


                                              For the Years
                                              Ended April 30,
                                           2001          2000
Cash Flows from Operating Activities:
Net income                              $2,225,000    $2,187,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            265,000       208,000
   Change in unrealized gains
          on investments                (1,141,000)      173,000
   Net book value of assets retired          2,000             0
   Changes in assets and liabilities:
    (Increase) decrease in:
     Marketable securities                 422,000    (1,175,000)
     Accounts receivable                  (144,000)      153,000
     Inventories                          (159,000)     (406,000)
     Prepaid expenses                        3,000        11,000
     Other receivable                      118,000      (113,000)
     Income tax overpayment                  3,000        64,000
     Deferred income taxes                  17,000             0
    Increase (decrease) in:
     Accounts payable                      138,000        (5,000)
     Accrued expenses                      (51,000)      (17,000)
     Accrued income and other taxes         47,000      (125,000)
     Deferred tax liability                (26,000)       (2,000)
                                        __________    __________
    Net cash provided by operating
     activities                          1,719,000       953,000
                                        __________    __________

Cash Flows From Investing Activities:
 Collection of officer receivable           15,000             0
 Projects in progress                       (3,000)       19,000
 Purchase of property and equipment       (149,000)     (653,000)
 Purchases of treasury stock                (7,000)     (372,000)
 Purchase of preferred stock                     0      (167,000)
                                        __________    __________
    Net cash provided(used) by
     investing activities                 (144,000)   (1,173,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Increase in long-term debt                      0        75,000
 Principal payments on long-term debt      (31,000)     (108,000)
 Treasury stock issued                           0        51,000
                                        __________    __________
   Net cash provided (used) by
    financing activities                   (31,000)       18,000
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                       1,544,000      (202,000)

Cash and Cash Equivalents, beginning
 of year                                   958,000     1,160,000
                                        __________    __________
Cash and Cash Equivalents, end of year  $2,502,000      $958,000
                                        __________    __________
                                        __________    __________
Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,288,000    $1,535,000
                                        __________    __________
                                        __________    __________

  Interest paid                         $        0    $    9,000
                                        __________    __________
                                        __________    __________
Supplemental disclosure of noncash
  investing and financing
 activities-issuance of treasury stock
  in lieu of compensation               $        0    $   51,000
                                        __________    __________
                                        __________    __________

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

   Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $  536,000
        Machinery and equipment        5-10          846,000
        Furniture and fixtures         5-10          135,000
        Leasehold improvements         2-3 1/2       132,000
        Buildings                       20           508,000
        Automotive                     3-5           307,000
        Software                       2-5           123,000
        Land                           N/A            13,000
                                                  __________
        Total                                      2,600,000
        Accumulated depreciation                  (1,457,000)

        Net                                       $1,143,000
                                                  __________
                                                  __________


   Depreciation expense of $265,000 and $208,000 were charged to operations for the years ended April 30, 2001 and 2000, respectively.



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




2. INVENTORIES

   Inventories at April 30, 2001, consisted of the following:

    Raw materials                               $2,093,000
    Work in process                                408,000
    Finished goods                                 328,000
                                                __________
                                                 2,829,000
                                                __________
    Less allowance for obsolete
    inventory                                      (70,000)
                                                __________
    Totals                                      $2,759,000
                                                __________
                                                __________



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

   Marketable equity securities and unrealized gains and losses consist of the following as of April 30, 2001:


    Cost basis                                  $ 7,068,000
    Market value                                  6,217,000
                                                ___________
    Net unrealized gains (losses)               $  (851,000)
                                                ___________
                                                ___________

    Gross unrealized gain                       $   311,000
                                                ___________
                                                ___________

    Gross unrealized loss                       $(1,162,000)
                                                ___________
                                                ___________



4. NOTES PAYABLE

   Notes payable consists of the following at April 30, 2001:
 Notes payable, City of Kimball and State of Nebraska,
    10 percent interest, secured by certain machinery,
    equipment, and  buildings, 5  year term, principal
    and  interest  payments  due  May  26,  2004, loan
    agreement stipulates all  principal  and  interest
    to be waived if  the  Company  maintains its plant
    in Kimball and maintains defined minimum employ-
    ment level for the term of the loan.               $  75,000
Notes payable,  vehicle  loans,  due  October,  2002,
    secured by two vehicles, $1,083 monthly principal
    and interest payments.                                17,000
                                                       _________
Total long-term debt                                      92,000
    Less current portion                                  12,000
                                                       _________
       Net long-term debt                              $  80,000
                                                       _________
                                                       _________

5. STOCKHOLDERS' EQUITY

   Preferred Stock - Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were paid during the two years ended April 30, 2001.

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


6. COMMITMENTS, CONTINGENCIES, and RELATED PARTY TRANSACTIONS

   Leases - The company leases facilities from certain officers/directors/stockholders of the company. One lease requires an annual payment of $3,400 due each July 1 while the other leases are on a month-to-month basis requiring payments of $1,535 and $300.

   Total lease expense under these arrangements for the fiscal years ended April 30, 2001 and 2000, was $25,420 each year.

   The company leases an airplane from an officer/director/ stockholder of the company on a month -to- month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2001 and 2000, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the officer contri-buted the airplane in trade for another airplane. The Company and the officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.


7. INCOME TAXES

                                               2001
                                    Federal           State
                                 ____________      ____________

 Income before taxes               $3,544,000        $3,544,000
 State income tax deduction          (240,000)         (240,000)
 Capital loss carryforwards used      (45,000)          (45,000)
 Nontaxable income                   (193,000)         (193,000)
 Nondeductible expenses
  and timing differences               28,000            28,000
                                   ___________       ___________

    Taxable income                 $3,094,000         $3,094,000
                                   __________        ___________
                                   __________        ___________

    Income tax                     $1,072,000        $   256,000
                                   __________        ___________
                                   __________        ___________

    Tax rate to taxable income          34.0%               8.0%
                                  ___________       ___________
                                  ___________       ___________








                                                2000
                                      Federal          State
                                   ____________     ____________

   Income before taxes              $3,551,000       $3,551,000
   State income tax deduction         (216,000)        (216,000)
   Capital loss carryforwards used      59,000           59,000
   Nontaxable income                  (138,000)        (125,000)
   Nondeductible expenses
    and timing differences             (18,000)         (18,000)
                                    __________       __________

   Taxable income                   $3,238,000       $3,251,000
                                    __________       __________

   Income tax                       $1,150,000       $  216,000
                                    __________       __________

   Tax rate to taxable income            35.0%             7.0%
                                    __________       __________



   Deferred tax asset (liability) consist of the following components at April 30, 2001 and 2000:

                                        2001         2000
                                     _________     ________

  Deferred tax current assets:
   Accrued expenses                   $52,000        $11,000
   Capital losses carried forward           0         20,000

  Deferred tax noncurrent asset
    - accrued expenses                      0         38,000

  Deferred tax noncurrent
    liability:
   Property and equipment
    depreciation                            0        (26,000)
                                     ________       ________
     Net deferred tax asset
              (liability)             $52,000        $43,000
                                     ________       ________
                                     ________       ________


8. BUSINESS SEGMENTS

   The following is financial information relating to industry segments:

                                                 April 30,
                                            2001            2000

    Net revenue:
     Keyboard products                  $ 1,915,000      $ 1,747,000
     Security alarm products             11,999,000       11,738,000
                                        ___________      ___________

    Total net revenue                   $13,914,000      $13,485,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Keyboard products                  $   436,000      $   417,000
     Security alarm products              2,679,000        2,804,000
                                        ___________       __________
    Total income from operations        $ 3,115,000      $ 3,221,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Keyboard products                  $   605,000      $   573,000
     Security alarm products              4,150,000        4,121,000
     Corporate general                   10,139,000        9,046,000
                                        ___________      ___________

    Total assets                        $14,894,000      $13,740,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and
      amortization:
     Keyboard products                  $     8,000      $     7,000
     Security alarm products                164,000          140,000
     Corporate general                       93,000           60,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   265,000      $   207,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Keyboard products                  $         0      $     2,000
     Security alarm products                109,000          207,000
     Corporate general                       41,000          433,000
                                        ___________      ___________
      Totals                            $   150,000      $   642,000
                                        ___________      ___________
                                        ___________      ___________





   9. CONCENTRATIONS of CREDIT RISK ARISING from CASH DEPOSITS in EXCESS of INSURED LIMITS

   The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2001, the company's uninsured cash balance totaled $2,311,000.


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

The following information as of April 30, 2001, is furnished with respect to each director and executive officer:



                                                              Director or
Name               Principal Occupation or Employment   Age   Officer Since
____               __________________________________   ___   _____________
Ken R. Risk        Chairman of the Board and President  53    1976

Eileen M. Risk     Secretary/Treasurer                  83    1976

Mary Ann Brothers  Executive Vice President             61    1984

Stephanie Risk     Chief Financial Officer/Controller   29    1999

Jerry Andersen     Director                             70    1978

Roy Bowling        Director                             64    1986

Michael J. Nelson  Director                             60    1992





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

Jerry Andersen, director, worked in the banking industry from 1967 until his retirement in August, 2000.

Roy Bowling, Director, has been in the alarm industry for over 20 years. He founded Labor Saving Devices of Lakewood, Colorado,  15 years ago and is actively involved with that company.

Michael J. Nelson, director, has worked in the banking business since 1963 and was the president of the First State Bank in Kimball, Nebraska until 2001. He is now chairman of the Nebraska
Region for Compass Bank in Kimball, Nebraska.


(c) Identification of Certain Significant Employees

Ken R. Risk and Mary Ann Brothers are officers and employees of of the company. (See Item 9 [b].)

(d) Involvement in Certain Legal Proceedings

None.







ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 1999, 2000, and 2001:






                                Annual Compensation

    (a)              (b)        (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          2001      187,000      0              -
Chief Executive      2000      180,000      0         20,000 stock shares
Officer              1999      176,000      0         35,000

Mary Ann Brothers    2001      124,000      0              -
Executive Vice       2000      122,000      0          5,000
President            1999      118,000      0              0

Donna Debowey        2001       34,000      0              -
Senior Vice          2000       32,000      0            250 stock shares
President            1999       30,000      0              0

David Luppen         2001       38,000      0              0
Director of          2000       35,000      0              0
Engineering          1999       34,000      0              0

Dan Douglas          2001       43,000      0              0
Vice President of    2000       41,000      0              0
Materials            1999       40,000      0              0







                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  2001         0           0            0            0
             2000         0           0            0            0
             1999         0           0            0            0


Mary Ann     2001         0           0            0            0
Brothers     2000         0           0            0            0
             1999         0           0            0            0


Donna        2001         0           0            0            0
Debowey      2000         0           0            0            0



David Luppen 2001         0           0            0            0
Director of  2000         0           0            0            0
Engineering  1999         0           0            0            0


Dan Douglas  2001         0           0            0            0
             2000         0           0            0            0
             1999         0           0            0            0


Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


ITEM 11 SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and
        MANAGEMENT

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares outstanding on April 30, 2001.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,953,805       52%
A         Kimball, NE
          69145



None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


ITEM 12 CERTAIN RELATIONSHIPS and RELATED PARTY TRANSACTIONS

During each of the three years ended April 30, 2001, 2000, and 1999, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.








Related Party                    2001         2000         1999

Airplane Lease
  Ken R. Risk                  $27,000       $27,000      $27,000
  President

Building and Warehouse
Leases/Rentals
  Eileen M. Risk               $ 3,400       $ 3,400      $ 3,400
  Secretary/Treasurer

  Eileen M. Risk               $ 3,600       $ 3,600      $ 3,600
  Secretary/Treasurer

  Delores Spradlin             $     0       $18,420      $16,020
  Sister, Ken R. Risk

  Eileen M. Risk               $ 18,420      $     0      $     0
  Secretary/Treasurer

Stock Transfer Agent
  Eileen M. Risk               $20,000       $20,000      $20,000
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

August 10, 2001

Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              August 10, 2001
Ken R. Risk              Chairman of the Board


/s/ Stephanie Risk       Chief Financial Officer    August 10, 2001
Stephanie Risk           and Controller


/s/ Jerry Andersen       Director                   August 10, 2001
Jerry Andersen


/s/ Michael J. Nelson    Director                   August 10, 2001
Michael J. Nelson