Form 10QSB
period 2001-07-31
RISK GEORGE INDUSTRIES INC
filed 2001-09-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB

(Mark One)

     [ X ]   Quarterly report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

                For the quarter ended July 31, 2001

     [   ]   Transition report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

                For the transition period from __________ to _____________


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


APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 15, 2001 was 5,717,403.

Transitional Small Business Disclosure Format:   Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                      PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

    The unaudited financial statements for the three month period ended July 31, 2001, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                                BALANCE SHEET
                       JULY 31, 2001 AND JULY 31, 2000

                       ASSETS
Current Assets
    Cash and cash equivalents                   $   751,000     $ 1,949,000
    Marketable securities (Note 2)                8,629,000       6,610,000
    Accounts receivable:
      Trade, net of $50,000 doubtful account
        allowance                                 1,995,000       2,108,000
      Other                                           6,000           1,000
    Notes receivable                                  3,000          11,000
    Inventories (Note 3)                          2,865,000       2,354,000
    Prepaid expenses                                 45,000          32,000
    Deferred income taxes                            52,000          31,000
                                                ------------    ------------
Total Current Assets                            $14,346,000     $13,096,000

Property and Equipment, net at cost             $ 1,100,000     $ 1,269,000

Other Assets
    Projects in process                              91,000          17,000
    Machinery and equipment deposit                       0          22,000
    Officer receivable                                    0           5,000
    Long-term note receivable                         3,000               0
    Long-term deferred tax asset                          0          38,000
    Other                                            16,000           5,000
                                                ------------    ------------
Total Other Assets                              $   110,000     $    87,000

TOTAL ASSETS                                    $15,556,000     $14,452,000
                                                ============    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable, trade                     $   205,000     $    24,000
    Accrued expenses
      Payroll and related expenses                  310,000         374,000
      Property taxes                                 18,000          26,000
    Notes payable, current                           13,000          13,000
    Income taxes payable                            320,000         323,000
                                                ------------    ------------
Total Current Liabilities                       $   866,000     $   760,000

Long-Term Liabilities
    Notes payable                                    76,000          89,000
    Deferred income taxes                                 0          26,000
                                                ------------    ------------
Total Long-Term Liabilities                     $    76,000     $   115,000

Stockholders' Equity
    Convertible preferred stock, 1,000,000
      shares authorized, Series 1-noncumulative,
      $20 stated value, 25,000 shares authorized,
      5,350 issued and outstanding                  107,000         107,000
    Common stock, Class A, $.10 par value,
      10,000,000 shares authorized, 8,502,832
      shares issued and outstanding                 850,000         850,000
    Additional paid-in capital                    1,719,000       1,719,000
    Accumulated other comprehensive income         (891,000)        121,000
    Retained earnings                            13,874,000      11,818,000
    Less:  cost of treasury stock, 2,785,429
      shares, at cost                            (1,045,000)     (1,038,000)
                                                ------------    ------------
Total Stockholders' Equity                      $14,614,000     $13,577,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $15,556,000     $14,452,000
                                                ===========     ===========

                        GEORGE RISK INDUSTRIES, INC.
                              INCOME STATEMENT
                         FOR THE THREE MONTHS ENDED

                                                          July 31,
                                                    2001            2000
                                                ---------------------------
Net Sales                                       $ 3,017,000     $ 3,535,000
   Less:  cost of goods sold                     (1,574,000)     (1,959,000)
                                                ------------    ------------
Gross Profit                                    $ 1,443,000     $ 1,576,000

Operating Expenses:
   General and administrative                       194,000         203,000
   Selling                                          585,000         599,000
   Engineering                                       13,000          23,000
                                                ------------    ------------
Total Operating Expenses                        $   792,000     $   825,000

Income From Operations                              651,000         751,000

Other Income (Expense)
   Other                                            (11,000)        (10,000)
   Dividend and interest income                      73,000          78,000
   Interest expense                                       0               0
   Gain/(loss) on sale of investments              (117,000)         67,000
                                                ------------    ------------
                                                $   (55,000)    $   135,000

Income Before Provisions for Income Tax             596,000         886,000

Provisions for Income Tax                          (248,000)       (369,000)
                                                ------------    ------------
Net Income                                      $   348,000     $   517,000

Retained Earnings, beginning of period          $13,526,000     $11,301,000

Retained Earnings, end of period                $13,874,000     $11,818,000

Income Per Share of Common Stock                $       .06     $       .09

Weighted Average Number of Common Shares
   Outstanding                                    5,717,403       5,910,408


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                          July 31,
                                                    2001            2000
                                                ---------------------------
Net Income                                      $   348,000     $   517,000
                                                ------------    ------------

  Other Comprehensive Income, net of tax
    Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising
        during period                              (158,000)       (102,000)
      Reclassification adjustment for (gains)
        losses included in net income               117,000         (67,000)
                                                ------------    ------------
  Other Comprehensive Income                    $   (41,000)    $  (169,000)

Comprehensive Income                            $   307,000     $   348,000
                                                ============    ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months ended
                                                          July 31,
                                                    2001            2000
                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   348,000     $   517,000
   Adjustments to reconcile net income to net
    cash providedby operating activities:
      Depreciation                                   61,000          62,000
      Change in unrealized gain (loss) on
       investments                                  (41,000)       (169,000)
    Changes in assets and liabilities:
     (Increase) decrease in:
       Marketable securities                     (2,412,000)         28,000
       Accounts receivable                           71,000        (185,000)
       Inventories                                 (106,000)        246,000
       Prepaid expenses                               4,000          20,000
       Other assets                                 (58,000)          2,000
       Receivables - officers and employees           1,000           5,000
     Increase (decrease) in:
       Accounts payable                              26,000         107,000
       Accrued expenses                              59,000          80,000
       Income tax payable                           316,000         370,000
                                                ------------    ------------
  Net cash provided by (used in) operating
    activities                                  $(1,731,000)    $ 1,083,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) Sale of property and equipment       (17,000)        (71,000)
    (Purchase) of treasury stock                          0               0
                                                ------------    ------------
  Net cash provided by (used in) investing
    activities                                  $   (17,000)    $   (71,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt             (3,000)        (21,000)
    Treasury stock issued                                 0               0
                                                ------------    ------------
  Net cash provided by (used in) financing
    activities                                  $    (3,000)    $   (21,000)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              $(1,751,000)    $   991,000
                                                ============    ============

Cash and cash equivalents, beginning of period  $ 2,502,000     $   958,000
Cash and cash equivalents, end of period        $   751,000     $ 1,949,000


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2001

Note 1     Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the information and footnotes required by generally accepted accounting principals for com-plete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Note 2     Marketable Securities

     Marketable equity securities are recorded at the lower of cost or market and are classified as available-for-sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the income statement and any unrealized gains or losses being reported as a separate component of stockholder's equity until realized. Dividend and interest income are accrued as earned.

     Marketable equity securities and unrealized gains and losses consist of the following as of July 31, 2001 and July 31, 2001:

        Cost Basis                              $ 9,520,000     $ 6,489,000
        Market Value                              8,629,000       6,610,000
                                                ------------    ------------
        Net Unrealized Gain (Loss)              $  (891,000)    $   121,000

Note 3     Inventories

     At July 31, 2001 and July 31, 2000, respectively, inventories consisted of the following:

        Raw Materials                           $ 2,160,000     $ 1,637,000
        Work in Process                             399,000         489,000
        Finished Goods                              314,000         298,000
        Warehouse in England                         62,000               0
                                                ------------    ------------
                                                $ 2,935,000     $ 2,424,000
        Less:  allowance for obsolete inventory     (70,000)        (70,000)
                                                ------------    ------------
        Net Inventories                         $ 2,865,000     $ 2,354,000
                                                ============    ============

Note 4     Business Segments

     The following is financial information relating to industry segments:
                                                  For the quarter ended
                                                         July 31,
                                                   2001            2000
                                                ---------------------------
Net revenue:
     Keyboard products                          $   471,000     $   553,000
     Security alarm and other products            2,546,000       2,982,000
                                                ------------    ------------
   Total net revenue                            $ 3,017,000     $ 3,535,000

Income from operations:
     Keyboard products                          $   102,000     $    89,000
     Security alarm and other products              549,000         662,000
                                                ------------    ------------
   Total income from operations                 $   651,000     $   751,000

Identifiable assets:
     Keyboard products                          $   360,000     $   483,000
     Security alarm and other products            4,384,000       4,125,000
     Corporate general                           10,812,000       9,844,000
                                                ------------    ------------
   Total assets                                 $15,556,000     $14,452,000

Depreciation and amortization:
     Keyboard products                          $     2,000     $     2,000
     Security alarm and other products               35,000          38,000
     Corporate general                               24,000          22,000
                                                ------------    ------------
   Total depreciation and amortization          $    61,000     $    62,000

Capital expenditures:
     Keyboard products                          $         0     $         0
     Security alarm and other products                9,000          59,000
     Corporate general                                8,000          12,000
                                                ------------    ------------
   Total capital expenditures                   $    17,000     $    71,000

Note 5     Revenue Recognition

     George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established to account for any uncollectable accounts.

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2001.

Net cash decreased $1,751,000 during the quarter ended July 31, 2001 as com-pared to an increase of $991,000 during the corresponding quarter last year. The main reason for the big decrease in the current quarter is that we transferred $2,500,000 into an annuity on the marketable securities section. Marketable securities increased $2,412,000 for the quarter as compared to a $28,000 decrease for the corresponding quarter last year. Except for the annuity, we have not been putting any additional cash into the marketable securities, but instead we are using the money already in the investment accounts and hopefully are making smart investment choices. For the quarter ended July 31, 2001, the stock market performed only slightly better than it did for the three months ended July 31, 2000. Therefore, there was a bigger unrealized gain for the current period. Inventories increased $106,000 during the current quarter as compared to a $246,000 decrease last year. We have a few more raw materials on hand than normal because prices for materials have gone up and we expected to receive some sizable orders during our ISC show discount period. This period runs from the middle of August to the middle of September. Accounts receivable decreased $71,000 during the current quarter as compared to a $185,000 increase for the corresponding quarter last year. Sales have decreased, which accounts for part of the decrease in accounts receivable, but we strive to continue to collect our accounts within terms.
At the quarter ended July 31, 2001, 64% of the receivables are considered current (less than 45 days) and 7.8% of the total are over 90 days past due. At the quarter ended July 31, 2001 there was a $58,000 increase in other assets while at July 31, 2000, there was a $2,000 decrease. The reason for the big increase in other assets is that we are in the process of doing a remodeling project in our main building. This project consists of making office space available for our sales staff. This project is expected to be completed sometime within the next fiscal quarter.

At the quarter ended July 31, 2001, accounts payable shows an increase of $26,000 as compared to an increase of $107,000 for the same quarter the year before. As usual, we continue to strive to pay all of our payables within terms and take all purchase discounts that are available. Notes payable de-creased by $3,000 for the current quarter, while it decreased $21,000 for the corresponding quarter last year. No new notes have been needed to conduct our day to day business. We have just been paying on the notes that are already on the books. Income tax payable decreased $54,000 from July 31, 2000 to July 31, 2001, because net income for the quarter decreased by $169,000.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                    For the quarter ended
                                                          July 31,
                                                    2001            2000
                                                ---------------------------
        Working capital                         $13,480,000     $12,336,000
        Current ratio                                16.566          17.232
        Quick ratio                                  13.135          14.036
	Cash per share (including marketable
           securities)                          $      1.64     $      1.45
        Equity per share                        $      2.56     $      2.30

Net sales were $3,017,000 for the quarter ended July 31, 2001, which is a 17% decrease from the corresponding quarter last year. Cost of goods sold was 52.2% of net sales for the quarter ended July 31, 2001 and the cost of goods sold percentage to net sales was 55.4% for the quarter ended July 31, 2000. We have decreased our cost of materials and direct labor in proportion to how our sales have decreased.

Operating expenses were 26.3% of net sales for the quarter ended July 31, 2001 as compared to 23.3% for the corresponding quarter last year. Income from operations for the quarter ended July 31, 2001 was at $651,000, which is a 15% decrease from the corresponding quarter last year, which had income from operations of $751,000. Sales have decreased for the quarter ended July 31, 2001 as compared to the quarter ended July 31, 2000 by 14.7%. Operating expenses decreased 4.0% and income from operations decreased 13.3% when comparing results at the quarter ended July 31, 2001 to the corresponding quarter last year.

Other income and expenses showed a $55,000 loss for the quarter ended July 31, 2001 as compared to having a $135,000 gain for the quarter ended July 31, 2000. The main reason for the loss is that we were urged to sell one of our stock holdings for a loss of $117,000 during the current quarter. This particular corporate bond had been decreasing in value for some time now. In turn, net income for the quarter ended July 31, 2001 was at $348,000, a 48.6% decrease from the corresponding quarter last year, which showed a net income of $517,000. Earnings per share for the quarter ended July 31, 2001 was $0.06 per share and $0.09 per share for the quarter ended July 31, 2000.

George Risk Industries does have two distinct business segments, security alarm products and keyboard products that are subject to disclosure under SFAS No. 131. The keyboard sales have decreased approximately $190,000 for the quarter ended July 31, 2001 from the corresponding quarter. This represents a 77% decrease. The lack of orders for our custom keyboards may be a trend or it could be and order timing problem. The end user of many of our custom keyboards is the Federal Aviaition Administration and they have stopped placing orders with our customers at the present time. The security alarm products sales includes sales to a significant customer representing 41.5% of total net sales.

New product development at GRI has become very aggressive in order to stay competitive in the industry and to have continued business growth. Several new products that were in development and are just being introduced to the market include a door channel magnet, a window channel magnet, a hold-up switch, a multi-functional thermostat, E-Z Duct wire covers, the Water Wizard, and an aluminum MT-10 switch (a smaller switch for use in rugged environments). New products that are presently in development include a wireless pool alarm, a glass break sensor, a cabinet light controller, an under-the-carpet water sensor, absence of water sensor, and a "Switch Net" (a 4-wire system to monitor a number of contacts).

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




Item 1.     Legal Proceedings
        Not applicable

Item 2.     Changes in Securities
        Not applicable.

Item 3.      Defaults upon Senior Securities
        Not applicable

Item 4.     Submission of Matters to a Vote of Securities
        Not applicable

Item 5.     Other Information
        Not applicable

Item 6.     Exhibits and Reports on Form 8-K
        A.     Reports on Form 8-K
        No 8-K reports were filed during the quarter ended July 31, 2001.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        George Risk Industries, Inc.
                                        (Registrant)


Date    09-14-2001      By:  /s/ Kenneth R. Risk
                        Kenneth R. Risk, President and Chairman of the Board

Date    09-14-2001      By:  /s/ Stephanie M. Risk
                        Stephanie M. Risk, Chief Financial Officer