Form 10QSB
period 2001-10-31
RISK GEORGE INDUSTRIES INC
filed 2001-12-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

                    For the quarter ended October 31, 2001

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

                    For the transition period from __________ to __________


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


APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 14, 2001, was 5,406,403.

Transitional Small Business Disclosure Format:   Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three month period ended October 31, 2001, and the six month period ended October 31, 2001, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                   OCTOBER 31, 2001 AND OCTOBER 31, 2000

                                   ASSETS
Current Assets
     Cash and cash equivalents                    $ 1,147,000    $ 2,053,000
     Marketable securities (Note 2)                 8,565,000      6,709,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account
          allowance                                 1,590,000      2,372,000
        Other                                           6,000          3,000
     Income tax overpayment                            15,000         72,000
     Notes receivable                                   2,000          8,000
     Inventories (Note 3)                           2,630,000      1,923,000
     Prepaid expenses                                  63,000         16,000
     Deferred income taxes                             52,000         31,000
                                                  ------------   ------------
Total Current Assets                              $14,070,000    $13,187,000

Property and Equipment, net at cost               $ 1,064,000    $ 1,265,000

Other Assets
     Projects in process                              127,000         40,000
     Officer receivable                                     0          5,000
     Long-term note receivable                          3,000              0
     Long-term deferred tax asset                           0         38,000
     Other                                             16,000          5,000
                                                  ------------   ------------
Total Other Assets                                $   146,000    $    88,000

TOTAL ASSETS                                      $15,280,000    $14,540,000
                                                  ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                      $   129,000         80,000
     Accrued expenses
        Payroll and related expenses                  272,000        345,000
        Property taxes                                  1,000         19,000
     Notes payable, current                            10,000          6,000
     Deferred insurance settlement                          0         48,000
                                                  ------------   ------------
Total Current Liabilities                         $   412,000    $   498,000

Long-Term Liabilities
     Notes payable                                     75,000         92,000
     Deferred income taxes                                  0         26,000
                                                  ------------   ------------
Total Long-Term Liabilities                       $    75,000    $   118,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20
        stated value, 25,000 shares authorized,
        5,350 issued and outstanding                  107,000        107,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding                 850,000        850,000
     Additional paid-in capital                     1,736,000      1,719,000
     Accumulated other comprehensive income        (1,202,000)      (145,000)
     Retained earnings                             14,343,000     12,438,000
     Less:  cost of treasury stock, 2,775,429
        shares, at cost                            (1,041,000)    (1,045,000)
                                                  ------------   ------------
Total Stockholders' Equity                        $14,793,000    $13,924,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$15,280,000	$14,540,000
                                                  ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                         Three months  Six months  Three months  Six months
                            ended        ended        ended        ended
                          October 31,  October 31,  October 31,  October 31,
                             2001         2001         2000         2000
                         -----------  -----------   -----------  -----------
Net Sales                $ 3,369,000  $ 6,386,000   $ 3,934,000  $ 7,499,000
Less: cost of goods sold  (1,698,000)  (3,273,000)   (2,076,000)  (4,065,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,671,000  $ 3,113,000   $ 1,858,000  $ 3,434,000

Operating Expenses:
   General and
     administrative          188,000      382,000       186,000      389,000
   Selling                   747,000    1,332,000       688,000    1,288,000
   Engineering                20,000       32,000        24,000       46,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   955,000  $ 1,746,000   $   898,000  $ 1,723,000

Income From Operations       716,000    1,367,000       960,000    1,711,000

Other Income (Expense)
   Interest Income             4,000        8,000         6,000       11,000
   Interest Expense                0            0             0       (1,000)
   Investment Income (Loss)   70,000      140,000        76,000      149,000
   Gain/(loss) on sale of
     investments                   0     (118,000)       22,000       89,000
   Other Income (Loss)        16,000        5,000         2,000       (7,000)
                         ------------ ------------  ------------ ------------
                         $    90,000  $    35,000   $   106,000  $   241,000

Income Before Provisions
   for Income Tax            806,000    1,402,000     1,066,000    1,952,000

Provisions for Income Tax   (337,000)    (585,000)     (446,000)    (815,000)
                         ------------ ------------  ------------ ------------
Net Income               $   469,000  $   817,000   $   620,000  $ 1,137,000

Retained Earnings,
   beginning of period   $13,874,000  $13,526,000   $11,818,000  $11,301,000

Retained Earnings,
   end of period         $14,343,000  $14,343,000   $12,438,000  $12,438,000
                         ===========  ===========   ===========  ===========

Income Per Share of
 Common Stock  (Note 7)
     Basic               $       .08  $       .14   $       .10  $       .19
     Assuming Dilution   $       .08  $       .14   $       .10  $       .19


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                         Three months  Six months  Three months  Six months
                            ended        ended        ended        ended
                          October 31,  October 31,  October 31,  October 31,
                             2001         2001         2000         2000
                         -----------  -----------   -----------  -----------
Net Income               $   469,000  $   817,000   $   620,000  $ 1,137,000
                         -----------  -----------   -----------  -----------

Other Comprehensive Income,
 net of tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains
    (losses) arising during
    period                  (311,000)    (234,000)     (244,000)    (346,000)
  Reclassification adjustment
    for (gains) losses
    included in net income         0     (118,000)      (22,000)     (89,000)
                         ------------ ------------  ------------ ------------
 Other Comprehensive
   Income                $  (311,000) $  (352,000)  $  (266,000) $  (435,000)

Comprehensive Income     $   158,000  $   465,000   $   354,000  $   702,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                         Three months  Six months  Three months  Six months
                            ended        ended        ended        ended
                          October 31,  October 31,  October 31,  October 31,
                             2001         2001         2000         2000
                         -----------  -----------   -----------  -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   469,000  $   817,000   $   620,000  $ 1,137,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               61,000      121,000        65,000      127,000
   Change in unrealized gain/
    (loss) on investments   (311,000)    (352,000)     (266,000)    (435,000)
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Marketable securities     64,000   (2,348,000)      (99,000)     (71,000)
    Accounts receivable      404,000      476,000      (264,000)    (449,000)
    Inventories              235,000      129,000       431,000      677,000
    Prepaid expenses         (18,000)     (14,000)       16,000       35,000
    Other assets             (36,000)     (94,000)       46,000       49,000
    Receivables-officers
      and employees            2,000        3,000         1,000        7,000
  Increase (decrease) in:
    Accounts payable         (76,000)     (51,000)       56,000      163,000
    Accrued expenses         (56,000)       4,000       (36,000)      44,000
    Income tax payable      (335,000)     (19,000)     (395,000)     (26,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   403,000  $(1,328,000)  $   175,000  $ 1,258,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  (Purchase) Sale of property
    and equipment            (25,000)     (42,000)      (61,000)    (132,000)
  (Purchase) of treasury
    stock                          0            0        (7,000)      (7,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $   (25,000) $   (42,000)  $   (68,000) $  (139,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt            (3,000)      (6,000)       (3,000)     (24,000)
  Treasury stock issued       21,000       21,000             0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $    18,000  $    15,000   $    (3,000) $   (24,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $   396,000  $(1,355,000)  $   104,000  $ 1,095,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $   751,000  $ 2,502,000   $ 1,949,000  $   958,000

Cash and cash equivalents,
  end of period          $ 1,147,000  $ 1,147,000   $ 2,053,000  $ 2,053,000


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2001

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

Note 2    Marketable Securities

     Marketable equity securities are recorded at the lower of cost or market and are classified as available-for-sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the income statement. The securities are accounted for using fair value as required by FAS 115. Any unrealized gains or losses are reported as a separate component of stockholder's equity until realized. Dividend and interest income are accrued as earned.

     Marketable equity securities and unrealized gains and losses consist of the following as of October 31, 2001 and October 31, 2000:

          Cost Basis                         $ 9,767,000    $ 6,854,000
          Fair Value                           8,565,000      6,709,000
                                             ------------   ------------
          Net Unrealized Gain (Loss)         $(1,202,000)   $  (145,000)

Note 3    Inventories

     At October 31, 2001 and October 31, 2000, respectively, inventories con-sisted of the following:

          Raw Materials                      $ 2,092,000    $ 1,313,000
          Work in Process                        341,000        444,000
          Finished Goods                         227,000        236,000
          Warehouse in England                    40,000              0
                                             ------------   ------------
                                             $ 2,700,000    $ 1,993,000
          Less:  allowance for obsolete
                 inventory                       (70,000)       (70,000)
                                             ------------   ------------
          Net Inventories                    $ 2,630,000    $ 1,923,000
                                             ============   ============

Note 4    Business Segments

	The following is financial information relating to industry segments:
                                                For the quarter ended
                                                     October 31,
                                                 2001           2000
                                             --------------------------
	Net revenue:
          Keyboard and other products        $   364,000    $   642,000
          Security alarm products              3,005,000      3,292,000
                                             ------------   ------------
     Total net revenue                       $ 3,369,000    $ 3,934,000

	Income from operations:
          Keyboard and other products        $    77,000    $   156,000
          Security alarm products                639,000        804,000
                                             ------------   ------------
     Total income from operations            $   716,000    $   960,000

	Identifiable assets:
          Keyboard and other products        $   334,000    $   602,000
          Security alarm products              3,721,000      3,730,000
          Corporate general                   11,225,000     10,208,000
                                             ------------   ------------
     Total assets                            $15,280,000    $14,540,000

	Depreciation and amortization:
          Keyboard and other products        $     2,000    $     2,000
          Security alarm products                 37,000         41,000
          Corporate general                       22,000         22,000
                                             ------------   ------------
     Total depreciation and amortization     $    61,000    $    65,000

	Capital expenditures:
          Keyboard and other products        $     3,000    $         0
          Security alarm products                 20,000         60,000
          Corporate general                        2,000          1,000
                                             ------------   ------------
     Total capital expenditures              $    25,000    $    61,000

Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established to account for any uncollectable accounts.

Note 6    Subsequent Event - Purchase of Common Stock

     In November 2001, George Risk Industries contracted with a stockholder to purchase 321,000 shares of common stock for $560,000. These share were placed in the treasury.

Note 7    Earnings Per Share

     Basic and diluted earnings per share, assuming convertable preferred stock was converted for each period presented, are:

                                 For the three months ended October 31, 2001
                                 -------------------------------------------
                                   Income            Share         Per-Share
                                 (Numerator)     (Denominator)      Amount
                                 -----------     -------------    ----------
Net income                       $  469,000
                                 ===========
Basic EPS                        $  469,000         5,720,773      $   0.08
Effect of diluted secuities:
 Convertible preferred stock              0            26,750
                                 -----------       -----------     ---------
Diluted EPS                      $  469,000         5,747,523      $   0.08


                                  For the six months ended October 31, 2001
                                 -------------------------------------------
                                   Income            Share         Per-Share
                                 (Numerator)     (Denominator)      Amount
                                 -----------     -------------    ----------
Net income                       $  817,000
                                 ===========
Basic EPS                        $  817,000         5,719,088      $   0.14
Effect of diluted secuities:
 Convertible preferred stock              0            26,750
                                 -----------       -----------     ---------
Diluted EPS                      $  817,000         5,745,838      $   0.14


                                 For the three months ended October 31, 2000
                                 -------------------------------------------
                                   Income            Share         Per-Share
                                 (Numerator)     (Denominator)      Amount
                                 -----------     -------------    ----------
Net income                       $  620,000
                                 ===========
Basic EPS                        $  620,000         5,908,742      $   0.10
Effect of diluted secuities:
 Convertible preferred stock              0            26,750
                                 -----------       -----------     ---------
Diluted EPS                      $  620,000         5,935,492      $   0.10


                                  For the six months ended October 31, 2000
                                 -------------------------------------------
                                   Income            Share         Per-Share
                                 (Numerator)     (Denominator)      Amount
                                 -----------     -------------    ----------
Net income                       $1,137,000
                                 ===========
Basic EPS                        $1,137,000         5,909,742      $   0.19
Effect of diluted secuities:
 Convertible preferred stock              0            26,750
                                 -----------       -----------     ---------
Diluted EPS                      $1,137,000         5,936,492      $   0.19


                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with George Risk Industries' audited financial statements and discussion for the fiscal year ended
April 30, 2001.

Net cash increased $396,000 during the quarter ended October 31, 2001 as com-pared to an increase of only $104,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash decreased $1,355,000 for the six months ended October 31, 2001, while, for the same period last year, net cash increased $1,095,000. The main reason for the big decrease in the year-to-date figures is that we transferred $2,500,000 into an annuity on the marketable securities section. Marketable securities decreased $64,000 for the quarter while it increased $2,348,000 for the year-to-date data. Except for the annuity, we have not been putting much additional cash into the marketable securities, but instead we are using the money already in the investment accounts and hopefully are making smart investment choices. Inventories decreased $235,000 during the current quarter as compared to a $431,000 decrease last year. The year-to-date numbers show a $129,000 de-crease in inventory for the current year, while there was a $677,000 decrease for the same period last year. The smaller decrease in inventory happened for a couple of reasons. First, our sales were down so we had a few more materials on hand. Second, we had a better supply of some of our major raw materials than we did at the same time last year. Accounts receivable de-creased $404,000 during the current quarter as compared to a $264,000 in-crease for the corresponding quarter last year. The year-to-date figures show a decrease of $476,000 for the current six months and a $449,000 increase for the same period last year. Sales have decreased, which accounts for most of the decrease in accounts receivable, and we are collecting our accounts at a faster rate. At October 31, 2001, 76.5% of the receivables were considered current (less than 45 days) and 4.7% of the total were over 90 days past due. For the quarter ended October 31, 2001 there was a $36,000 increase in other assets while for the quarter ended October 31, 2000, there was a $46,000 de-crease. The six months ended October 31, 2001, shows a $94,000 increase in other assets while the same period last year shows a $49,000 decrease. The reason for the big increase in other assets is that we have just completed a remodeling project in our main building. This project consists of making office space available for our sales staff.

At the quarter ended October 31, 2001, accounts payable decreased $76,000 as compared to a $56,000 increase for the same quarter the year before. As for year-to-date numbers, there was a $51,000 decrease for the six months ended October 31, 2001, and a $163,000 increase for the same period ended October 31, 2000. As usual, we continue to strive to pay all of our bills within terms and take all purchase discounts that are available. Notes payable de-creased by $3,000 for the current quarter, while it decreased $3,000 for the corresponding quarter last year. Year-to-date figures displayed a $6,000 de-crease for the current six months, while there was a $24,000 decrease for same period last year. No new notes have been needed to conduct our day to day business. We have just been paying on the notes that are already on the books. Income tax payable decreased $335,000 for the quarter ended October 31, 2001, while it decreased $395,000 for the quarter ended October 31, 2000. For the six months ended October 31, 2001, income tax payable decreased $19,000, while it also decreased $26,000 for the corresponding period a year ago. These decreases reflect the decrease in net income.

The following is a list of ratios to help analyze George Risk Industries' performance:


                                             For the qtr ended October 31,
                                                  2001           2000
                                             ----------------------------
     Working capital                         $13,658,000    $12,689,000
     Current ratio                                34.150         26.480
     Quick ratio                                  27.432         22.357
     Cash per share (including marketable
        securities)                               $ 1.70         $ 1.48
     Equity per share                             $ 2.58         $ 2.36


Net sales were $3,369,000 for the quarter ended October 31, 2001, which is a 14.4% decrease from the corresponding quarter last year. Year-to-date net sales were $6,386,000 at October 31, 2001, which is a 14.8% decrease from the same period last year. Cost of goods sold was 50.4% of net sales for the quarter ended October 31, 2001 and 52.8% for the same quarter last year. Year-to-date cost of goods sold percentages were 51.3% for the current six months and 54.2% for the corresponding six months last year. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 28.3% of net sales for the quarter ended October 31, 2001 as compared to 22.8% for the corresponding quarter last year. Year-to-date operating expenses were 27.3% of net sales for the six months ended October 31, 2001, while they were 23.0% for the same period last year. The primary reason for the bigger percentage increase this year is that the ex-pense entitled "Distributor Volume Rebate" increased by 1.7%. Due to new discount programs that were implemented at the beginning of fiscal year end 2001, the current quarter and year-to-date figures are not in comparison to the quarter and year-to-date figures for last year. Also, as sales have de-creased, management has not decreased wages and staff accordingly, therefore not causing any layoffs at the present time. Income from operations for the quarter ended October 31, 2001 was at $716,000, which is a 25.4% decrease from the corresponding quarter last year, which had income from operations of $960,000. Income from operations for the six months ended October 31, 2001 was at $1,746,000, which is a 1.3% increase from the corresponding six months last year, which had income from operations of $1,723,000.

Other income and expenses showed gains of $90,000 and $35,000 for the quarter and six months ended October 31, 2001, respectively. This is a 15.1% de-crease for the quarter and an 85.5% decrease for the year-to-date numbers.
The main reason for the losses is that we were urged to sell one of our stock holdings for a loss during the first quarter and the stock market has not given us an opportunity to offset this loss by being able to sell holdings for gains. In turn, net income for the quarter ended October 31, 2001 was at $469,000, a 24.4% decrease from the corresponding quarter last year, which showed a net income of $620,000. Net income for the six months ended October 31, 2001 was $817,000, a 28.1% decrease from the same period last year. Net income for the six months ended October 31, 2000 was $1,137,000. Earnings per share for the quarter ended October 31, 2001 was $0.08 per share and $0.10 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2000 was $0.14 per share and $0.19 per share, respectively.

George Risk Industries does have two distinct business segments, security alarm products and keyboard products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the two segments.

New product development at GRI has become very aggressive in order to stay competitive in the industry. New products recently introduced into the market include the CC-1 Current Controller for closet and cabinet lighting; the MC25, a window channel magnet; and an "Under the Carpet" water sensor with probes, which is the 2600T; the 2808 Absence of Water Sensor; and a Gate Mount Pool Alarm. We have also added to our line of E-Z Duct Raceway with a new drop ceiling connector and a junction box. Just introduced, due to customer de-mand, is the GRI Alarmed Window Bar. This product can be easily removed from the inside of the residence during an emergency yet provides a visual de-terrent and an alarm device. New product development includes the Glass Break sensor, a wireless pool alarm, a new type of water sensing device, and two new power converters for our ThermStat line. Also, research and development is investigating the use of a new technology for our existing Hold-Up devices. This new technology has the capability of being used in most of our existing sensors. Our new tool & die projects are a terminal box with a tamper and a 5/8" X 1 1/4" Raceway and associated connectors to add to our existing E-Z Duct series.

In November 2001, GRI bought back 321,000 shares of its stock in a private transaction. Since we are sitting in a fairly cash heavy position, these shares will be paid for in full by the end of January 2002. No long or short term notes will be required. When these shares were repurchased, it brought the number of shares outstanding down to 5,396,403. This repurchase account-ed for about 5.6% of the issued and outstanding shares at the time of purchase.

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




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A.  Reports on Form 8-K
         No 8-K reports were filed during the quarter ended October 31, 2001.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 12-14-2001                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board

                                   By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer