Form 10QSB
period 2002-01-31
RISK GEORGE INDUSTRIES INC
filed 2002-03-15
CIK 84112

<NOTIFY-INTERNET>   gri@megavision.com
<SROS>    NONE
<PERIOD>  01/31/2002

George Risk Industries, Inc.
802 S. Elm St.
Kimball, NE  69145



March 15, 2002

Securities and Exchange Commission
Washington, DC  20549

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB.

Sincerely,

Kenneth R. Risk, President and CEO
George Risk Industries, Inc.



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2002

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

               For the transition period from ___________ to______________


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


APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 15, 2002, was 5,403,528.

Transitional Small Business Disclosure Format:   Yes  [ X ]     No  [    ]

                         GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three month period ended January 31, 2002, and the nine month period ended January 31, 2002, are attached hereto.

                         GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                    JANUARY 31, 2002 AND JANUARY 31, 2001

                                   ASSETS
Current Assets
     Cash and cash equivalents                    $   920,000    $ 2,900,000
     Marketable securities (Note 2)                 8,754,000      6,754,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account
          allowance                                 1,643,000      1,760,000
        Other                                           3,000          1,000
     Income tax overpayment                            23,000              0
     Notes receivable                                   1,000          4,000
     Inventories (Note 3)                           2,641,000      2,228,000
     Prepaid expenses                                  52,000         18,000
     Deferred income taxes                             52,000         31,000
                                                  ------------   ------------
Total Current Assets                              $14,089,000    $13,696,000

Property and Equipment, net at cost               $ 1,102,000    $ 1,214,000

Other Assets
     Projects in process                               30,000         54,000
     Officer receivable                                     0          5,000
     Long-term note receivable                          3,000              0
     Long-term deferred tax asset                           0         38,000
     Other                                             16,000         17,000
                                                  ------------   ------------
Total Other Assets                                $    49,000    $   114,000

TOTAL ASSETS                                      $15,240,000    $15,024,000
                                                  ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                      $   114,000    $   176,000
     Accrued expenses
        Payroll and related expenses                  242,000        383,000
        Property taxes                                  2,000         23,000
     Income taxes payable                                   0        130,000
     Notes payable, current                             7,000         13,000
     Deferred insurance settlement                          0         48,000
                                                  ------------   ------------
Total Current Liabilities                         $   365,000    $   773,000

Long-Term Liabilities
     Notes payable                                     75,000         82,000
     Deferred income taxes                                  0         26,000
                                                  ------------   ------------
Total Long-Term Liabilities                       $    75,000    $   108,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20
        stated value, 25,000 shares authorized,
        5,350 issued and outstanding                  107,000        107,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding                 850,000        850,000
     Additional paid-in capital                     1,736,000      1,719,000
     Accumulated other comprehensive income        (1,095,000)      (339,000)
     Retained earnings                             14,803,000     12,851,000
     Less:  cost of treasury stock, 3,099,304
        shares, at cost                            (1,601,000)    (1,045,000)
                                                  ------------   ------------
Total Stockholders' Equity                        $14,800,000    $14,143,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$15,240,000	$15,024,000
                                                  ============   ============

                         GEORGE RISK INDUSTRIES, INC.
                              INCOME STATEMENT

                        Three months  Nine months  Three months  Nine months
                           ended         ended        ended         ended
                         January 31,   January 31,  January 31,   January 31,
                            2002          2002         2001          2001
                         ----------------------------------------------------
Net Sales                $ 2,916,000  $ 9,302,000   $ 2,971,000  $10,361,000
Less:  cost of goods sold (1,448,000)  (4,721,000)   (1,602,000)  (5,558,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,468,000  $ 4,581,000   $ 1,369,000  $ 4,803,000

Operating Expenses:
   General and
     administrative          192,000      574,000       192,000      581,000
   Selling                   543,000    1,875,000       605,000    1,892,000
   Engineering                27,000       60,000        25,000       72,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   762,000  $ 2,509,000   $   822,000  $ 2,545,000

Income From Operations       706,000    2,072,000       547,000    2,258,000

Other Income (Expense)
   Interest Income             3,000       11,000         6,000       17,000
   Interest Expense           (1,000)      (1,000)            0            0
   Investment Income (Loss)   81,000      221,000        93,000      242,000
   Gain/(loss) on sale of
     investments                   0     (118,000)      117,000      205,000
   Other Income (Loss)         2,000        7,000       (30,000)     (37,000)
                         ------------ ------------  ------------ ------------
                         $    85,000  $   120,000   $   186,000  $   427,000

Income Before Provisions
   for Income Tax            791,000    2,192,000       733,000    2,685,000

Provisions for Income Tax   (331,000)    (915,000)     (320,000)  (1,135,000)
                         ------------ ------------  ------------ ------------
Net Income               $   460,000  $ 1,277,000   $   413,000  $ 1,550,000

Retained Earnings,
   beginning of period   $14,343,000  $13,526,000   $12,438,000  $11,301,000

Retained Earnings,
   end of period         $14,803,000  $14,803,000   $12,851,000  $12,851,000

Income Per Share (Note 7)
     Basic               $       .08  $       .23   $       .07  $       .26
     Assuming Dilution   $       .08  $       .22   $       .07  $       .26


                         GEORGE RISK INDUSTRIES, INC.
                      STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Nine months  Three months  Nine months
                           ended         ended        ended         ended
                         January 31,   January 31,  January 31,   January 31,
                            2002          2002         2001          2001
                         ----------------------------------------------------
Net Income               $   460,000  $ 1,277,000   $   413,000  $ 1,550,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income,
 net of tax
  Unrealized gain (loss) on securities:
   Unrealized holding gains
     (losses) arising during
     period                  107,000     (332,000)     (124,000)    (497,000)
   Reclassification adjustment
     for (gains) losses
     included in net income        0      (87,000)       71,000      133,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   107,000  $  (245,000)  $  (195,000) $  (630,000)

Comprehensive Income     $   567,000  $ 1,032,000   $   218,000  $   920,000
                         ============ ============  ============ ============

                         GEORGE RISK INDUSTRIES, INC.
                           STATEMENT OF CASH FLOWS
                        Three months  Nine months  Three months  Nine months
                           ended         ended        ended         ended
                         January 31,   January 31,  January 31,   January 31,
                            2002          2002         2001          2001
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   460,000  $ 1,277,000   $   413,000  $ 1,550,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               72,000      193,000        56,000      183,000
   Change in unrealized gain/
    (loss) on investments    107,000     (245,000)     (195,000)    (630,000)
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Marketable securities   (189,000)  (2,537,000)      (45,000)    (116,000)
    Accounts receivable      (52,000)     423,000       612,000      163,000
    Inventories              (11,000)     118,000      (305,000)     372,000
    Prepaid expenses          11,000       (3,000)       (2,000)      33,000
    Other assets              97,000        3,000       (27,000)      22,000
    Receivables-officers
      and employees            4,000        7,000         6,000       13,000
  Increase (decrease) in:
    Accounts payable         (16,000)     (66,000)       96,000      259,000
    Accrued expenses         (29,000)     (24,000)       43,000       87,000
    Income tax payable        (8,000)     (27,000)      202,000      177,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   446,000  $  (881,000)  $   854,000  $ 2,113,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  (Purchase) Sale of property
    and equipment           (110,000)    (152,000)       (4,000)    (136,000)
  (Purchase) of treasury
    stock                   (560,000)    (560,000)            0       (7,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $  (670,000) $  (712,000)  $    (4,000) $  (143,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt            (3,000)     (10,000)       (3,000)     (28,000)
  Treasury stock issued            0       21,000             0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $    (3,000) $    11,000   $    (3,000) $   (28,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $  (227,000) $(1,582,000)  $   847,000  $ 1,942,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 1,147,000  $ 2,502,000   $ 2,053,000  $   958,000
Cash and cash equivalents,
  end of period          $   920,000  $   920,000   $ 2,900,000  $ 2,900,000

                         GEORGE RISK INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2002

Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjust-ments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are notnecessarily indicative of the results for any other quarter or for the full year.

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

     Marketable equity securities and unrealized gains and losses consist of the following as of January 31, 2002 and January 31, 2001:

          Cost Basis                         $ 9,849,000    $ 7,093,000
          Fair Value                           8,754,000      6,754,000
                                             ------------   ------------
          Net Unrealized Gain (Loss)         $(1,095,000)   $  (339,000)

Note 3    Inventories

     At January 31, 2002 and January 31, 2001, respectively, inventories consisted of the following:

          Raw Materials                      $ 2,029,000    $ 1,502,000
          Work in Process                        360,000        425,000
          Finished Goods                         290,000        371,000
          Warehouse in England                    32,000              0
                                             ------------   ------------
                                             $ 2,711,000    $ 2,298,000
          Less:  allowance for obsolete
                 inventory                       (70,000)       (70,000)
                                             ------------   ------------
          Net Inventories                    $ 2,641,000    $ 2,228,000
                                             ============   ============

Note 4    Business Segments

     The following is financial information relating to industry segments:
                                                For the quarter ended
									         January 31,
                                                  2002           2001
                                             ---------------------------
	Net revenue:
        Keyboard and other products          $   395,000    $   576,000
        Security alarm products                2,521,000      2,395,000
                                             ------------   ------------
     Total net revenue                       $ 2,916,000    $ 2,971,000

	Income from operations:
        Keyboard and other products          $    96,000    $   106,000
        Security alarm products                  610,000        441,000
                                             ------------   ------------
     Total income from operations            $   706,000    $   547,000

	Identifiable assets:
        Keyboard and other products          $   353,000    $   436,000
        Security alarm products                3,766,000      3,540,000
        Corporate general                     11,121,000     11,048,000
                                             ------------   ------------
     Total assets                            $15,240,000    $15,024,000

	Depreciation and amortization:
        Keyboard and other products          $     2,000    $     2,000
        Security alarm products                   45,000         42,000
        Corporate general                         25,000         12,000
                                             ------------   ------------
     Total depreciation and amortization     $    72,000    $    56,000

	Capital expenditures:
        Keyboard and other products          $    46,000    $         0
        Security alarm products                    2,000          2,000
        Corporate general                         62,000          2,000
                                             ------------   ------------
     Total capital expenditures              $   110,000    $     4,000

Note 5    Revenue Recognition

     George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established to account for any uncollectable accounts.


Note 6    Subsequent Event - Purchase of Common Stock

     In November 2001, George Risk Industries contracted with a stockholder to purchase 321,000 shares of common stock for $560,000. These shares were placed in the treasury.

Note 7    Earnings per Share

     Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2002
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   ----------
Net income                      $  460,000
                                ===========
Basic EPS                       $  460,000        5,510,108    $     0.08
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  460,000        5,536,858    $     0.08


                                For the nine months ended January 31, 2002
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,277,000
                                ===========
Basic EPS                       $1,277,000        5,649,428    $     0.23
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,277,000        5,676,178    $     0.22


                                For the three months ended January 31, 2001
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  413,000
                                ===========
Basic EPS                       $  413,000        5,907,403    $     0.07
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  413,000        5,934,153    $     0.07

                                For the nine months ended January 31, 2001
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,550,000
                                ===========
Basic EPS                       $1,550,000        5,908,851    $     0.26
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,550,000        5,935,601    $     0.26






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

Net cash decreased $227,000 during the quarter ended January 31, 2002 as compared to an increase of $847,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash decreased $1,582,000 for the nine months ended January 31, 2002, while, for the same period last year, net cash increased $1,942,000. There are two main reasons for the big decrease in the year-to-date figures. First, we transferred $2,500,000 into an annuity on the marketable securities section, and secondly, we purchased $560,000 worth of George Risk Industries stock and put it back into the treasury. Marketable securities increased $189,000 for the quarter and in-creased $2,537,000 for the year-to-date data. Except for the annuity, we have not been putting much additional cash into the marketable securities, but instead we are using the money already in the investment accounts and hopefully are making smart investment choices. Inventories increased $11,000 for the current quarter as compared to a $305,000 increase for the same quarter last year. The year-to-date numbers show a $118,000 decrease in inventory for the current year, while there was a $372,000 decrease for the same period last year. Accounts receivable increased $52,000 during the current quarter as compared to a $612,000 decrease for the corresponding quarter last year. The year-to-date figures show a decrease of $423,000 for the current nine months and a $163,000 decrease for the same period last year. Although sales stayed fairly consistent when comparing the current quarter to the same quarter last year, our accounts receivable turnover is better and we are collecting our accounts at a faster rate. At January 31, 2002, 82.84% of the receivables were considered current (less than 45 days) and only 2.85% of the total were over 90 days past due. For the quarter ended January 31, 2002 there was a $97,000 decrease in other assets while for the quarter ended January 31, 2001, there was a $27,000 increase. The nine months ended
January 31, 2002, shows a $3,000 decrease in other assets while the same period last year shows a $22,000 decrease. The reason for the big decrease in other assets for the current quarter is that we have just completed and capitalized a remodeling project in our main building. This project consists of making office space available for our sales staff.

At the quarter ended January 31, 2002, accounts payable decreased $16,000 as compared to a $96,000 increase for the same quarter the year before. As for year-to-date numbers, there was a $66,000 decrease for the nine months ended January 31, 2002, and a $259,000 increase for the same period ended Jan-uary 31, 2001. As usual, we continue to strive to pay all of our bills with-in terms and take all purchase discounts that are available. Notes payable decreased by $3,000 for the current quarter, as it also decreased $3,000 for the corresponding quarter last year. Year-to-date figures displayed a $10,000 decrease for the current nine months, while there was a $28,000 de-crease for same period last year. No new notes have been needed to conduct our day to day business. We have just been paying on the notes that are already on the books. Income tax payable decreased $8,000 for the quarter ended January 31, 2002, while it increased $202,000 for the quarter ended January 31, 2001. For the nine months ended January 31, 2002, income tax payable decreased $27,000, while it increased $177,000 for the corresponding period a year ago. These decreases reflect the decrease in net income.

The following is a list of ratios to help analyze George Risk Industries' performance:


                                        For the quarter ended January 31,
                                             2002               2001
                                        ---------------------------------
     Working capital                     $13,724,000        $12,923,000
     Current ratio                            38.600             17.718
     Quick ratio                              31.005             14.766
     Cash per share (including marketable
        securities)                            $1.79              $1.63
     Equity per share                          $2.74              $2.39


Net sales were $2,916,000 for the quarter ended January 31, 2002, which is only a 1.85% decrease from the corresponding quarter last year. Year-to-date net sales were $9,302,000 at January 31, 2002, which is a 10.22% decrease from the same period last year. Cost of goods sold was 49.66% of net sales for the quarter ended January 31, 2002 and 53.92% for the same quarter last year. Year-to-date cost of goods sold percentages were 50.75% for the current nine months and 53.64% for the corresponding nine months last year. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 26.13% of net sales for the quarter ended January 31, 2002 as compared to 27.67% for the corresponding quarter last year. Year-to-date operating expenses were 26.97% of net sales for the nine months ended January 31, 2002, while they were 24.56% for the same period last year. As sales have decreased, management has not decreased wages and staff accord-ingly, therefore not causing any layoffs at the present time, when examining why there is an increase in the year-to-date expense percentages. Income from operations for the quarter ended January 31, 2002 was at $706,000, which is a 29.07% increase from the corresponding quarter last year, which had income from operations of $547,000. Income from operations for the nine months ended January 31, 2002 was at $2,072,000, which is an 8.24% decrease from the corresponding nine months last year, which had income from operations of $2,258,000.

Other income and expenses showed gains of $85,000 and $120,000 for the quarter and nine months ended January 31, 2002, respectively. The numbers for the corresponding periods last year were $186,000 and $427,000. The main reason why the increases were not as big this year is that we were urged to sell one of our stock holdings for a loss during the first quarter and the stock market has not given us an opportunity to offset this loss by being able to sell holdings for gains. In turn, net income for the quarter ended January 31, 2002 was at $460,000, an 11.38% increase from the corresponding quarter last year, which showed a net income of $413,000. Net income for the nine months ended January 31, 2002 was $1,277,000, a 17.61% decrease from the same period last year. Net income for the nine months ended January 31, 2001 was $1,550,000. Earnings per common share for the quarter ended January 31, 2002 was $0.08 per share and $0.22 per share for the year-to-date numbers. EPS for the quarter and nine moths ended January 31, 2001 was $0.07 per share and $0.26 per share, respectively.

George Risk Industries does have two distinct business segments, security alarm products and keyboard products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the two segments.

Marketing has introduced several new products from R&D in the past few months. The new technology we spoke of last quarter, C(2)T, has been incorporated into our line of Hold-Up Devices, the HD-2 and HD-3. Engineering is also researching not only its' use in our water sensor product line, but develop-ing new sensor products to measure other liquids and materials. We are presently preparing for production using this technology in products for the Corrections Marketplace. New contacts include our 4460 Series, a miniature, heavy duty switch set recommended for institutional use, and a Vane Switch for use in self-storage units. We also now have available our E-Z Duct Raceway product line in the much requested color, mahogany. The Terminal or Junction Box will be in production as soon as all materials are in house. Products in R&D include the Therm-Stat 3 & 4, a moisture sensor for new construction, a glass break sensor, and the 5/8" X 1 1/4" raceway with single and double gang boxes.

In November 2001, GRI bought back 321,000 shares of its stock in a private transaction. Since we are sitting in a fairly cash heavy position, these shares were paid for in full by the end of January 2002. No long or short term notes will be required. When these shares were repurchased, it brought the number of shares outstanding down to 5,396,403. This repurchase accounted for about 5.6% of the issued and outstanding shares at the time of purchase.

There are no known seasonal trends with any of our products, since we sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

                         GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.    Legal Proceedings
     Not applicable

Item 2.    Changes in Securities
     Not applicable.

Item 3.    Defaults upon Senior Securities
     Not applicable

Item 4.    Submission of Matters to a Vote of Securities
     Not applicable

Item 5.    Other Information
     Not applicable

Item 6.    Exhibits and Reports on Form 8-K
     A.  Reports on Form 8-K
         No 8-K reports were filed during the quarter ended January 31, 2002.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         George Risk Industries, Inc.
                                (Registrant)


Date:  03-15-2002             By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board

                              By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer