Form 10KSB
period 2002-04-30
RISK GEORGE INDUSTRIES INC
filed 2002-08-09
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended  April 30, 2002
                                    ______________

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

Yes [X]    No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's  revenues  for  the  most recent fiscal year. $12,831,000.
                                                               ___________

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2002 was approximately $5,064,000 based upon the last reported sale, which occurred on July 31, 2002. For purposes of this disclosure, Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 1, 2002 was 5,405,403.


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

PRODUCTS, MARKET, and DISTRIBUTION

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and hydro sensors. The security burglar alarm products comprise approximately 93 percent of net revenues and are sold through distributors and private board customers.

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

EMPLOYEES

GRI has approximately 250 employees.


ITEM 2 PROPERTIES

The  manufacturing  and office facilities are owned by the company.
The  manufacturing  facilities were  expanded by 7,200 square feet.
Total  square  footage  of  the plant in   Kimball,  Nebraska   is
approximately 42,500. Additionally, the company leases 15,000 square feet for $1,535 per month from Eileen Risk, mother of Ken R. Risk, who is an officer and director of the company.

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

                             Part II


ITEM 5 MARKET for the REGISTRANT'S COMMON EQUITY and RELATED
       STOCKHOLDERS' MATTER

PRINCIPAL MARKET

The company's Class A Common Stock is currently quoted over the counter in the NQB "Pink Sheets" by five market makers.


STOCK PRICES and DIVIDENDS INFORMATION


2002 Fiscal Year           High                   Low

May 1-July 31              2.60                   2.00
August 1-October 31        2.32                   1.56
November 1-January 31      2.44                   1.90
February 1-April 30        2.27                   2.12


2001 Fiscal Year           High                   Low

May 1-July 31              3.50                   2.41
August 1-October 31        2.88                   2.28
November 1-January 31      3.00                   2.06
February 1-April 30        2.75                   1.69




No dividends were paid during fiscal years ending April 30, 2001 and 2002.

The  number of holders of record of the company's Class A  Common
Stock as of April 30, 2002, was approximately 1,572.

ITEM 6 MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
       CONDITION and RESULTS of OPERATIONS

GRI completed the fiscal year ending April 30, 2002, with a net profit of 14.5 percent of sales. Net sales were at $ 12,830,575, down 7.8 percent over the previous year.

The company expects sales to grow for the fiscal year ending April 30, 2003. The extra growth should be achieved by volume increases with present customers and sales to added customers. Also, the warehouse in England is doing better than expected, and the company has an increased sales in the European market.


The material and labor cost stayed very consistent between this year and last year. At fiscal year end 2002 the material and labor percentage was at 39.8 % of gross sales while the same percentage for fiscal year 2001 was at 41.3%. The company continues to buy smart and is always looking for quality materials at the best possible price. As far as labor goes, the company hires the number of production workers that is needed to finish products and also works very hard to keep overtime expense down. With these good practices embedded throughout, the company is expected to continue to achieve a gross profit margin of 45 to 50 percent for the coming year.

At April 30, 2002, working capital increased by 5.7% in comparison to the previous fiscal year. Liquidity has improved each year and the ratio of cash, securities and accounts receivables to current obligations was 27.001 and 21.272 for the fiscal years ending April 30, 2002, and April 30, 2001, respectively. Current assets have increased, while current liabilities have decreased. The biggest decrease in current liabilities is accounts payable, which is lower by 42.7%. Accounts payable is lower because inventory is lower. Cash per share at April 30, 2002 was at $1.75, while it was $1.48 at April 30, 2001. Equity per share for the same dates was $2.66 and $2.43, respectively.

New products that the security division has introduced into the marketplace recently include a five, twelve and twenty-four volt DC water sensor, based on the company's original water sensor. The company plans to introduce an AC, 24 volt, and a wireless sensor in August 2002. The new product line of water sensors has grown over the past year as attempts are made to enter new markets, such as home automation and HVAC. The Thermstat 3 and 4 versions are near production stage, which will assist efforts in this direction.

The pool alarm product sales continue to increase, mainly due to new legislation and building code enforcement in the state of Florida. This trend is expected to expand into other states as well, primarily California, Arizona and Texas. The company has applied for ETL certification on the 189/289 series pool alarms to meet these new codes in Florida.

A power transfer device, the PTD-1, along with a terminal block series, the 6600 and 6601, are products to be introduced at the International Security Conference (ISC) in August 2002. The Company will also show a modified single gang junction box for the E-Z Duct raceway line. A double gang box is in the design mode. The E-Z Duct product has shown great growth since its introduction into the market a year ago.

Research and development projects include a glass break sensor in the testing stage. Engineering continues to research products using GRI's C(2)T technology. GRI has added two new options for the CT300 series of touch sensors.

The Company is continuing to search for a business that would complement the existing operations. The plan is to find a business that would require no outside financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of GRI's products, since GRI sells to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.


ITEM 7 FINANCIAL STATEMENTS


                  Independent Auditor's Report




Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2002, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsi-bility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2002, and the
results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


MASON RUSSELL WEST, LLC


Littleton, Colorado
June 14, 2002





                 George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 2002



                            Assets

Current Assets:
 Cash and cash equivalents                           $ 1,094,000
 Marketable securities                                 8,689,000
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $50,000                                 1,890,000
  Income tax overpayment                                 135,000
  Other                                                    4,000
 Inventories                                           2,428,000
 Prepaid expenses                                         86,000
 Deferred income taxes                                    52,000
                                                     ___________
   Total Current Assets                               14,378,000
                                                     ___________
Property and Equipment, net, at cost                   1,065,000
                                                     ___________
Other Assets
 Projects in process and other                            30,000
                                                     ___________
   Total Other Assets                                     30,000
                                                     ___________



Total Assets                                         $15,473,000
                                                     ___________
                                                     ___________


See accompanying notes to financial statements












             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $   103,000
 Accrued expenses:
  Payroll and related expenses                            246,000
  Property taxes                                                -
  State Income Taxes payable                                    -
 Notes payable-current portion                             84,000
                                                      ___________
   Total Current Liabilities                              433,000
                                                      ___________
Deferred Income Taxes                                           -
Long-term debt                                            155,000
Commitments and Contingencies                                   -
                                                      ___________
   Total Long-Term Liabilities                            155,000

                                                      ___________
Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 5,350
  issued and outstanding                                  107,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000
 Additional paid-in capital                             1,736,000
 Accumulated other comprehensive income                (1,428,000)
 Retained earnings                                     15,383,000
 Less cost of treasury stock,
     3,097,429 shares, at cost                         (1,763,000)
                                                      ___________
   Total Stockholders' Equity                          14,885,000
                                                      ___________
Total Liabilities and Stockholders' Equity            $15,473,000
                                                      ___________
                                                      ___________














                 George Risk Industries, Inc.
                     Statements of Income
       For the Years Ended April 30, 2002 and 2001


                                           2002           2001

Net Sales                              $12,831,000     $13,914,000
 Less cost of goods sold                 6,626,000       7,321,000

                                       ___________     ___________
Gross Profit                             6,205,000       6,593,000

Operating Expenses:
 Selling and shipping                    2,556,000       2,546,000
 General and administrative                749,000         783,000
 Engineering and research                   73,000          93,000
 Rent expense paid to
    related parties                         58,000          56,000
                                       ___________     ___________
       Total Operating Expenses          3,436,000       3,478,000
                                       ___________     ___________
Income From Operations                   2,769,000       3,115,000

Other Income (Expense):
 Other income (expense)                     37,000         (20,000)
 Dividend and interest income              392,000         349,000
 Interest expense                           (1,000)         (1,000)
 Gain/(loss) on sale of assets            (209,000)       (101,000)
                                       ___________     ___________
       Total Other Income                  219,000         429,000

Income  Before  Provision  for  Income
Taxes                                    2,988,000       3,544,000

Provision for Income Taxes:
 Current expense                         1,132,000       1,328,000
 Deferred tax (benefit) expense                  -          (9,000)
                                       ___________     ___________
 Total Income Taxes Expense              1,132,000       1,319,000
                                       ___________     ___________
Net Income                             $ 1,856,000     $ 2,225,000
                                       ___________     ___________
                                       ___________     ___________

Income per Share of Common Stock       $      0.33     $      0.38
                                       ___________     ___________
                                       ___________     ___________
Weighted Average Number of Common
 Shares Outstanding                      5,588,686       5,892,881
                                       ___________     ___________
                                       ___________     ___________

See accompanying notes to financial statements








                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                               April 30, 2002

                                       For the Years Ended April 30,
                                             2002          2001

Net Income                               $1,856,000      $2,225,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized loss on securities:
  Unrealized holding gains (losses)
   arising during period                   (725,000)     (1,246,000)
   Reclassification adjustment for
   gains (losses) included in net income    147,000         105,000
                                         __________      __________

Other Comprehensive Income (Loss)          (578,000)     (1,141,000)
                                         __________      __________

Comprehensive Income                     $1,278,000      $1,084,000
                                         __________      __________
                                         __________      __________

See accompanying notes to financial statements








                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2002 and 2001


                                                  Common Stock
                         Preferred Stock            Class A

                         Shares     Amount      Shares      Amount

Balances, April 30,
 2000                     5,350     $107,000    8,502,832    $850,000

9/14/00 Purchase of
 common stock for
  treasury- Nickeson          -            -           -            -

4/17/01 Purchase of
 common stock for
  treasury - Clarke           -            -            -           -

4/17/01 Treasury
 Stock received from
  bank - issued in
   1977 & held as
    collateral                -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net income                    -            -            -           -
                       ________     ________     ________    ________
Balances, April 30,
 2001                     5,350      107,000    8,502,832     850,000
                       ________     ________    _________    ________

10/10/01 shares to
 Mary Ann Brothers
  in leiu of cash at
   2.14 X 10,000              -            -            -           -

12/31/01 Purchase
 321,000 shares from
  Chelverton for
  $560,000                    -            -            -           -

4/15/02 purchase
 1,000 shares - Kaup          -            -            -           -

4/30/02 agreement to
 pay FKI employees
  for 190,000 shares
   received 4/17/01           -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net income                    -            -            -           -
                       ________     ________     ________    ________
Balances, April 30,
 2002                     5,350     $107,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________


See accompanying notes to financial statements






                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
Capital     Shares      Amount      Income       Earnings     Total



$1,718,000  2,592,424  $(1,038,000)  $  291,000   $11,302,000  $13,230,000



         -      2,005       (4,800)           -             -       (4,800)




         -      1,000       (2,200)           -             -       (2,200)




         -    190,000            -            -             -            -

         -          -            -   (1,141,000)            -   (1,141,000)

         -          -            -            -     2,225,000    2,225,000
__________  _________  ___________   __________   ___________  ___________

 1,718,000  2,785,429   (1,045,000)    (850,000)   13,527,000   14,307,000




    18,000    (10,000)       4,000            -             -       22,000




         -    321,000     (560,000)           -             -     (560,000)


         -      1,000       (2,000)           -             -       (2,000)




         -          -     (160,000)           -             -     (160,000)

         -          -            -     (578,000)            -     (578,000)

         -          -            -            -     1,856,000    1,856,000
__________  _________  ___________  ___________   ___________  ___________

$1,736,000  3,097,429  $(1,763,000) $(1,428,000)  $15,383,000  $14,885,000
 __________ _________  ___________  ___________   ___________  ___________
 __________ _________  ___________  ___________   ___________  ___________













                   George Risk Industries, Inc.
                      Statements of Cash Flows


                                              For the Years
                                              Ended April 30,
                                           2002          2001
Cash Flows from Operating Activities:
Net income                              $1,856,000    $2,225,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            261,000       265,000
   Change in unrealized gains
          on investments                  (578,000)   (1,141,000)
   Net book value of assets retired          1,000         2,000
   Changes in assets and liabilities:
    (Increase) decrease in:
     Marketable securities              (2,472,000)      422,000
     Accounts receivable                   177,000      (144,000)
     Inventories                           331,000      (159,000)
     Prepaid expenses                      (33,000)        3,000
     Other receivables                       4,000       118,000
     Income tax overpayment               (139,000)        3,000
     Deferred income taxes                       -        17,000
    Increase (decrease) in:
     Accounts payable                      (77,000)      138,000
     Accrued expenses                      (12,000)      (51,000)
     Accrued income and other taxes              -        47,000
     Deferred tax liability                      -       (26,000)
                                        __________    __________
    Net cash provided(used)by
     operating activities                 (681,000)    1,719,000
                                        __________    __________

Cash Flows From Investing Activities:
 Collection of officer receivable            5,000        15,000
 Projects in progress                        5,000        (3,000)
 Purchase of property and equipment       (184,000)     (149,000)
 Purchases of treasury stock              (700,000)       (7,000)
 Purchase of preferred stock                     -             -
                                        __________    __________
    Net cash provided(used) by
     investing activities                 (874,000)     (144,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Increase in long-term debt                160,000             -
 Principal payments on long-term debt      (13,000)      (31,000)
 Treasury stock issued                           -             -
                                        __________    __________
   Net cash provided (used) by
    financing activities                   147,000       (31,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                      (1,408,000)    1,544,000

Cash and Cash Equivalents, beginning
 of year                                 2,502,000       958,000
                                        __________    __________
Cash and Cash Equivalents, end of year  $1,094,000    $2,502,000
                                        __________    __________
                                        __________    __________
Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,313,000    $1,288,000
                                        __________    __________
                                        __________    __________

  Interest paid                         $    1,000    $    1,000
                                        __________    __________
                                        __________    __________
Supplemental disclosure of noncash
  investing and financing
 activities-issuance of treasury stock
  in lieu of compensation               $   22,000    $        -
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

   Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $  618,000
        Machinery and equipment        5-10          901,000
        Furniture and fixtures         5-10          134,000
        Leasehold improvements         5-32          171,000
        Buildings                       20           508,000
        Automotive and aircraft        3-5           315,000
        Software                       2-5           123,000
        Land                           N/A            13,000
                                                  __________
        Total                                      2,783,000
        Accumulated depreciation                  (1,718,000)

        Net                                       $1,065,000
                                                  __________
                                                  __________


   Depreciation expense of $261,000 and $265,000 were charged to operations for the years ended April 30, 2002 and 2001, respectively.

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




2. INVENTORIES

   Inventories at April 30, 2002, consisted of the following:

    Raw materials                               $1,720,000
    Work in process                                436,000
    Finished goods                                 342,000
                                                __________
                                                 2,498,000
                                                __________
    Less allowance for obsolete
    inventory                                      (70,000)
                                                __________
    Totals                                      $2,428,000
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

   Marketable equity securities and unrealized gains and losses consist of the following as of April 30, 2002:


    Cost basis                                  $10,117,000
    Market value                                  8,689,000
                                                ___________
    Net unrealized gains (losses)               $(1,428,000)
                                                ___________
                                                ___________

    Gross unrealized gain                       $    17,000
                                                ___________
                                                ___________

    Gross unrealized loss                       $(1,445,000)
                                                ___________
                                                ___________



4. NOTES PAYABLE

   Notes payable consists of the following at April 30, 2002:
 Notes payable, City of Kimball and State of Nebraska,
    10 percent interest, secured by certain machinery,
    equipment, and  buildings, 5  year term, principal
    and  interest  payments  due  May  26,  2004, loan
    agreement stipulates all  principal  and  interest
    to be waived if  the  Company  maintains its plant
    in Kimball and maintains defined minimum employ-
    ment level for the term of the loan.               $  75,000

Agreement payable,  GRI/FKI Trust,  unsecured and  no
   interest, payable $40,000 on June 1 and December 1
   each year 2002 and 2003.                              160,000


Notes payable,  vehicle  loans,  due  October,  2002,
    secured by two vehicles, $1,083 monthly principal
    and interest payments.                                 4,000
                                                       _________
Total long-term debt                                     239,000
    Less current portion                                  84,000
                                                       _________
       Net long-term debt                              $ 155,000
                                                       _________
                                                       _________

5. STOCKHOLDERS' EQUITY

   Preferred Stock - Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2002.

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

   In April 2001, the Company received 190,000 shares of GRI common stock that had been held by a bank as collateral for a loan that had been paid several years prior. The loan was made by GRI/FKI Trust (Trust) and the shares were owned by the Trust. In April 2002, the Trust and the Company agreed that the Company would pay a total of $160,000 in six month installments of $40,000 on June 1 and December 1 in 2002 and 2003. The Company received the shares into its' treasury stock and will begin payments on June 1, 2002.

   Stock  Transfer  Agent - The  Company  does  not   have   an
   independent stock transfer agent. All stock records are maintained by the company.

6. EARNINGS PER SHARE
   Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

                                      April 30, 2002
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount

   Net Income              $1,856,000
                           __________
                           __________

   Basic EPS               $1,856,000    5,588,686     $ .33
   Effect of dilutive
    Convertible Preferred
     Stock                          -       26,750         -
                           __________    _________     _____
     Diluted EPS           $1,856,000    5,615,436     $ .33
                           __________    _________     _____
                           __________    _________     _____

                                      April 30, 2001
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount

   Net Income              $2,225,000
                           __________
                           __________

   Basic EPS               $2,225,000    5,892,881     $ .38
   Effect of dilutive
    Convertible Preferred
     Stock                          -       26,750         -
                           __________    _________     _____
     Diluted EPS           $2,225,000    5,919,631     $ .38
                           __________    _________     _____
                           __________    _________     _____



7. COMMITMENTS, CONTINGENCIES, and RELATED PARTY TRANSACTIONS

   Leases - The Company leases facilities from certain officers/directors/stockholders of the Company. One lease requires an annual payment of $3,400 due each July 1 while the other leases are on a month-to-month basis requiring payments of $1,535 and $300.

   Total lease expense under these arrangements for the fiscal years ended April 30, 2002 and 2001, was $31,000 and $29,000, respectively.

   The Company leases an airplane from an officer/director/ stockholder of the company on a month -to- month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2002 and 2001, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the officer contri-buted the airplane in trade for another airplane. The Company and the officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.


8. INCOME TAXES
   Reconciliation of income before income taxes with Federal and State taxable income:


                                                2002
                                      Federal          State
                                   ____________     ____________

   Income before income taxes       $2,988,000       $2,988,000
   State income tax deduction         (223,000)        (223,000)
   Capital loss carryforward           209,000          209,000
   Nontaxable income                  (159,000)        (159,000)
   Nondeductible expenses
    and timing differences              57,000           57,000
                                    __________       __________

   Taxable income                   $2,872,000       $2,872,000
                                    __________       __________
                                    __________       __________

   Income tax - net of credits      $  977,000       $  155,000
                                    __________       __________
                                    __________       __________

   Tax rate to taxable income            34.0%             5.4%
                                    __________       __________
                                    __________       __________






                                            2001
                                    Federal           State
                                 ____________      ____________

 Income before taxes               $3,544,000        $3,544,000
 State income tax deduction          (240,000)         (240,000)
 Capital loss carryforward            (45,000)          (45,000)
 Nontaxable income                   (193,000)         (193,000)
 Nondeductible expenses
  and timing differences               28,000            28,000
                                   __________        __________

    Taxable income                 $3,094,000        $3,094,000
                                   __________        __________
                                   __________        __________

    Income tax                     $1,072,000        $  256,000
                                   __________        __________
                                   __________        __________

    Tax rate to taxable income          34.0%              8.0%
                                  ___________       ___________
                                  ___________       ___________





   Deferred tax asset (liability) consist of the following components at April 30, 2002 and 2001:

                                        2002         2001
                                     _________     ________

  Deferred tax current assets:
   Accrued expenses                   $52,000        $52,000
                                     ________       ________
     Net deferred tax asset
              (liability)             $52,000        $52,000
                                     ________       ________
                                     ________       ________


9. BUSINESS SEGMENTS

   The following is financial information relating to industry segments:

                                                 April 30,
                                            2002            2001

    Net revenue:
     Keyboard products                  $   880,000      $ 1,915,000
     Security alarm products             11,951,000       11,999,000
                                        ___________      ___________

    Total net revenue                   $12,831,000      $13,914,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Keyboard products                  $   190,000      $   436,000
     Security alarm products              2,579,000        2,679,000
                                        ___________       __________
    Total income from operations        $ 2,769,000      $ 3,115,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Keyboard products                  $   281,000      $   605,000
     Security alarm products              3,847,000        4,150,000
     Corporate general                   11,345,000       10,139,000
                                        ___________      ___________

    Total assets                        $15,473,000      $14,894,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and
      amortization:
     Keyboard products                  $     7,000      $     8,000
     Security alarm products                161,000          164,000
     Corporate general                       93,000           93,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   261,000      $   265,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Keyboard products                  $         -      $         -
     Security alarm products                 99,000          109,000
     Corporate general                       85,000           41,000
                                        ___________      ___________
      Totals                            $   184,000      $   150,000
                                        ___________      ___________
                                        ___________      ___________





   10. CONCENTRATIONS of CREDIT RISK ARISING from CASH DEPOSITS in EXCESS of INSURED LIMITS

   The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2002, the company's uninsured cash balance totaled $762,000.


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

The following information as of April 30, 2002, is furnished with respect to each director and executive officer:



                                                              Director or
Name               Principal Occupation or Employment   Age   Officer Since
____               __________________________________   ___   _____________
Ken R. Risk        Chairman of the Board and President  54    1976

Eileen M. Risk     Secretary/Treasurer                  84    1976

Mary Ann Brothers  Executive Vice President             62    1984

Stephanie Risk     Chief Financial Officer/Controller   30    1999

Jerry Andersen     Director                             71    1978

Roy Bowling        Director                             65    1986

Michael J. Nelson  Chairman, Nebraska Region            61    1992
                   Compass Bank




(b) Business Experience of Directors and Executive Officers

Ken R. Risk and Eileen M. Risk, executive officers listed above, have served in various executive capacities with the company over the past thirteen years.

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

Roy Bowling, Director, has been in the alarm industry for over 22 years. He founded Labor Saving Devices of Lakewood, Colorado,  16 years ago and is actively involved with that company.

Michael J. Nelson, director, has worked in the banking business since 1963 and was the president of the First State Bank in Kimball, Nebraska until 2001. He is now chairman of the Nebraska
Region for Compass Bank in Kimball, Nebraska.

Stephanie Risk, chief financial officer and controller, has eight years' experience in the accounting field. Stephanie also worked for the family business (Platte Valley Sales) during and after college as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.


(c) Identification of Certain Significant Employees

Ken R. Risk, Mary Ann Brothers and Stephanie Risk are officers and employees of of the company. (See Item 9 [b].)

(d) Involvement in Certain Legal Proceedings

None.







ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 2000, 2001, and 2002:






                                Annual Compensation

    (a)              (b)        (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          2002      181,000      -              -
Chief Executive      2001      187,000      -              -
Officer              2000      180,000      -         20,000 stock shares

Mary Ann Brothers    2002      119,000      -         10,000 stock shares
Executive Vice       2001      124,000      -              -
President            2000      122,000      -          5,000 stock shares

Donna Debowey        2002       36,000      -              -
Senior Vice          2001       34,000      -              -
President            2000       32,000      -            250 stock shares

David Luppen         2002       43,000      -              -
Director of          2001       38,000      -              -
Engineering          2000       35,000      -              -

Dan Douglas          2002       44,000      -              -
Vice President of    2001       43,000      -              -
Materials            2000       41,000      -              -

Stephanie Risk       2002       33,000      -              -
Chief Financil       2001       28,000      -              -
Officer              2000       23,000      -              -







                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  2002         -           -            -            -
             2001         -           -            -            -
             2000         -           -            -            -


Mary Ann     2002         -           -            -            -
Brothers     2001         -           -            -            -
             2000         -           -            -            -


Donna        2002         -           -            -            -
Debowey      2001         -           -            -            -
             2000         -           -            -            -


David Luppen 2002         -           -            -            -
             2001         -           -            -            -
             2000         -           -            -            -


Dan Douglas  2002         -           -            -            -
             2001         -           -            -            -
             2000         -           -            -            -


Stephanie    2002         -           -            -            -
Risk         2001         -           -            -            -
             2000         -           -            -            -



Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


ITEM 11 SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and
        MANAGEMENT

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares outstanding on April 30, 2002.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,952,905       52.8%
A         Kimball, NE
          69145



None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


ITEM 12 CERTAIN RELATIONSHIPS and RELATED PARTY TRANSACTIONS

During each of the three years ended April 30, 2002, 2001, and 2000, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.


Related Party                    2002         2001         2000

Airplane Lease
  Ken R. Risk                  $27,000       $27,000      $27,000
  President

Building and Warehouse
Leases/Rentals
  Eileen M. Risk               $ 3,400       $ 3,400      $ 3,400
  Secretary/Treasurer

  Eileen M. Risk               $ 3,600       $ 3,600      $ 3,600
  Secretary/Treasurer

  Delores Spradlin             $     -       $     -      $18,420
  Sister, Ken R. Risk

  Eileen M. Risk               $18,420       $18,420      $     -
  Secretary/Treasurer

Stock Transfer Agent
  Eileen M. Risk               $20,000       $20,000      $20,000
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

August 9, 2002

Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              August 9, 2002
Ken R. Risk              Chairman of the Board


/s/ Stephanie Risk       Chief Financial Officer    August 9, 2002
Stephanie Risk           and Controller


/s/ Jerry Andersen       Director                   August 9, 2002
Jerry Andersen


/s/ Michael J. Nelson    Director                   August 9, 2002
Michael J. Nelson