Form 10QSB
period 2002-07-31
RISK GEORGE INDUSTRIES INC
filed 2002-09-13
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

                    For the quarter ended July 31, 2002

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

                    For the transition period from ________ to ___________


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 13, 2002 was 5,399,653.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three month period ended July 31, 2002, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                               JULY 31, 2002


                                      ASSETS
Current Assets
   Cash and cash equivalents                                $ 1,765,000
   Marketable securities (Note 2)                             8,914,000
   Accounts receivable:
     Trade, net of $50,000 doubtful account allowance         1,504,000
     Other                                                        2,000
   Notes receivable                                               2,000
   Inventories (Note 3)                                       2,311,000
   Prepaid expenses                                              75,000
   Deferred income taxes                                         52,000
                                                            ------------
Total Current Assets                                        $14,625,000

Property and Equipment, net at cost                         $ 1,023,000

Other Assets
   Projects in process                                           21,000
   Other                                                          2,000
                                                            ------------
Total Other Assets                                          $    23,000

TOTAL ASSETS                                                $15,671,000
                                                            ============

                        GEORGE RISK INDUSTIES, INC.
                               BALANCE SHEET
                               JULY 31, 2002
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable, trade                                  $   106,000
   Accrued expenses
     Payroll and related expenses                               308,000
     Property taxes                                               2,000
   Notes payable, current                                        81,000
   Income taxes payable                                         137,000
                                                            ------------
Total Current Liabilities                                   $   634,000

Long-Term Liabilities
   Notes payable                                                155,000
                                                            ------------
Total Long-Term Liabilities                                 $   155,000

Stockholders' Equity
   Convertible preferred stock, 1,000,000 shares
     authorized, Series 1-noncumulative, $20 stated
     value, 25,000 shares authorized, 5,350 issued
     and outstanding                                            107,000
   Common stock, Class A, $.10 par value, 10,000,000
     shares authorized, 8,502,832 shares issued and
     outstanding                                                850,000
   Additional paid-in capital                                 1,736,000
   Accumulated other comprehensive income                    (1,812,000)
   Retained earnings                                         15,764,000
   Less:  cost of treasury stock, 3,103,179 shares, at cost  (1,763,000)
                                                            ------------
Total Stockholders' Equity                                  $14,882,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		    $15,671,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                              INCOME STATEMENT
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2002           2001
                                             ------------   ------------
Net Sales                                    $ 3,021,000    $ 3,017,000
Less:  cost of goods sold                     (1,676,000)    (1,574,000)
                                             ------------   ------------
Gross Profit				     $ 1,345,000    $ 1,443,000

Operating Expenses:
   General and administrative                    160,000        179,000
   Selling                                       587,000        585,000
   Engineering                                    17,000         13,000
   Rent paid to related parties                   15,000         15,000
                                             ------------   ------------
Total Operating Expenses                     $   779,000    $   792,000

Income From Operations                           566,000        651,000

Other Income (Expense)
   Other                                               0        (11,000)
   Dividend and interest income                   83,000         73,000
   Interest expense                                    0              0
   Gain/(loss) on sale of investments              4,000       (117,000)
                                             ------------   ------------
                                             $    87,000    $   (55,000)

Income Before Provisions for Income Tax          653,000        596,000

Provisions for Income Tax                       (272,000)      (248,000)
                                             ------------   ------------
Net Income                                   $   381,000    $   348,000

Retained Earnings, beginning of period       $15,383,000    $13,526,000

Retained Earnings, end of period             $15,764,000    $13,874,000

Income Per Share of Common Stock             $       .07    $       .06

Weighted Average Number of Common Shares
     Outstanding                               5,399,653      5,717,403


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2002           2001
                                             ------------   ------------
Net Income                                   $   381,000    $   348,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding gains (losses)
     arising during period                      (380,000)      (158,000)
    Reclassification adjustment for (gains)
     losses included in net income                (4,000)       117,000
                                             ------------   ------------
  Other Comprehensive Income                 $  (384,000)   $   (41,000)

Comprehensive Income (Loss)                  $    (3,000)   $   307,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                For the three months
                                                    ended July 31,
                                                 2002           2001
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $   381,000    $   348,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                   64,000         61,000
   Change in unrealized gain (loss) on
    investments                                 (384,000)       (41,000)
 Changes in assets and liabilities:
   (Increase) decrease in:
     Marketable securities                      (225,000)    (2,412,000)
     Accounts receivable                         385,000         71,000
     Inventories                                 117,000       (106,000)
     Prepaid expenses                              6,000          4,000
     Other assets                                  7,000        (58,000)
     Receivables - officers and employees              0          1,000
   Increase (decrease) in:
     Accounts payable                              3,000         26,000
     Accrued expenses                             70,000         59,000
     Income tax payable                          272,000        316,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   696,000    $(1,731,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) Sale of property and equipment      (22,000)       (17,000)
  (Purchase) of treasury stock                         0              0
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $   (22,000)   $   (17,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt            (3,000)        (3,000)
  Treasury stock issued                                0              0
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $    (3,000)   $    (3,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   671,000    $(1,751,000)
                                             ============   ============
Cash and cash equivalents, beginning of
     period                                  $ 1,094,000    $ 2,502,000
Cash and cash equivalents, end of period     $ 1,765,000    $   751,000


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2002

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

     Marketable equity securities and unrealized gains and losses consist of the following as of July 31, 2002 and July 31, 2001:

          Cost Basis                         $10,726,000    $ 9,520,000
          Market Value                         8,914,000      8,629,000
                                             ------------   ------------
          Net Unrealized Gain (Loss)         $(1,812,000)   $  (891,000)


Note 3		Inventories

     At July 31, 2002 and July 31, 2001, respectively, inventories consisted of the following:

     Raw Materials                           $ 1,593,000    $ 2,160,000
     Work in Process                             442,000        399,000
     Finished Goods                              272,000        314,000
     Warehouse in England                         74,000         62,000
                                             ------------   ------------
                                             $ 2,381,000    $ 2,935,000
     Less:  allowance for obsolete
            inventory                            (70,000)       (70,000)
                                             ------------   ------------
     Net Inventories                         $ 2,311,000    $ 2,865,000
                                             ============   ---=========


Note 4		Business Segments

	The following is financial information relating to industry segments:

                                                For the quarter ended
                                                       July 31,
                                                 2002           2001
                                             ---------------------------
	Net revenue:
        Keyboard products                    $   171,000    $   284,000
        Security alarm and other products      2,850,000      2,733,000
                                             ------------   ------------
     Total net revenue                       $ 3,021,000    $ 3,017,000

	Income from operations:
        Keyboard products                    $    34,000    $    61,000
        Security alarm and other products        532,000        590,000
                                             ------------   ------------
     Total income from operations            $   566,000    $   651,000

	Identifiable assets:
        Keyboard products                    $   312,000    $   360,000
        Security alarm and other products      3,262,000      4,384,000
        Corporate general                     12,097,000     10,812,000
                                             ------------   ------------
     Total assets                            $15,671,000    $15,556,000

	Depreciation and amortization:
        Keyboard products                    $     2,000    $     2,000
        Security alarm and other products         39,000         35,000
        Corporate general                         23,000         24,000
                                             ------------   ------------
     Total depreciation and amortization     $    64,000    $    61,000

	Capital expenditures:
        Keyboard products                    $         0    $         0
        Security alarm and other products         22,000          9,000
        Corporate general                              0          8,000
                                             ------------   ------------
     Total capital expenditures              $    22,000    $    17,000


Note 5		Revenue Recognition

     George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established to account for any uncollectable accounts.


Note 6		Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                 For the three months ended July 31, 2002
                                 ----------------------------------------
                                   Income          Shares       Per-share
                                 (Numerator)    (Denominator)     Amount
                                 -----------    -------------   ---------
Net Income                       $   381,000
                                 ============
Basic EPS                        $   381,000      5,399,653     $   0.07
Effect of dilutive securities:
  Convertible preferred stock              0         26,750
                                 ------------   ------------    ---------
Diluted EPS                      $   381,000      5,426,403     $   0.07



                                 For the three months ended July 31, 2001
                                 ----------------------------------------
                                   Income          Shares       Per-share
                                 (Numerator)    (Denominator)     Amount
                                 -----------    -------------   ---------
Net Income                       $   348,000
                                 ============
Basic EPS                        $   348,000      5,717,403     $   0.06
Effect of dilutive securities:
  Convertible preferred stock              0         26,750
                                 ------------   ------------    ---------
Diluted EPS                      $   348,000      5,744,153     $   0.06





                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the GRI's audited financial statements and discussion for the fiscal year ended April 30, 2002.

Net cash increased $671,000 during the quarter ended July 31, 2002 as compared to a decrease of $1,751,000 during the corresponding quarter last year. Last year, the main reason for the big decrease in that quarter was that we trans-ferred $2,500,000 into an annuity on the marketable securities section. Otherwise, it was pretty much business as usual for the current quarter. Marketable securities increased $225,000 for the quarter as compared to a $2,412,000 increase for the corresponding quarter last year. Except for the annuity, we have not been putting much additional cash into the marketable securities, but instead we are using the money already in the investment accounts and hopefully are making smart investment choices. For the quarter ended July 31, 2002, the stock market performed worse than it did for the three months ended July 31, 2001. And GRI has some stock holdings from a few of the bad performers. Therefore, there was a bigger unrealized loss for the current period. Inventories decreased $117,000 during the current quarter as compared to a $106,000 increase last year. We have fewer raw materials on hand than the same period last year. This is due to some big purchases that we made in 2001 when we anticipated our sales to be higher. Accounts re-ceivable decreased $385,000 for the quarter ending July 31, 2002, as compared to a $71,000 decrease for the same quarter last year. We have done a better job at collecting money due to us with and A/R turnover at 27 days for the current quarter as compared to 31 days for the quarter last year. At the quarter ended July 31, 2002, 84.2% of the receivables are considered current (less than 45 days) and 2.5% of the total are over 90 days past due. At the quarter ended July 31, 2002 there was a $7,000 decrease in other assets while at July 31, 2001, there was a $58,000 increase. The reason for the decrease in other assets is that we completed our remodeling project in our main building in January 2002 and we have not started anything else as big at this time.

At the quarter ended July 31, 2002, accounts payable shows an increase of $3,000 as compared to an increase of $26,000 for the same quarter the year before. As usual, we continue to strive to pay all of our payables within terms and take all purchase discounts that are available. Notes payable decreased by $3,000 for both the current and previous quarter. No new notes have been needed to conduct our day to day business. We have just been pay-ing on the notes that are already on the books. Income tax payable increased $272,000 for the quarter ended July 31, 2002. This compares to an increase of $316,000 for the quarter ended July 31, 2001. The difference of $44,000 accounts for the fact that we have a good size refund coming our way.


The following is a list of ratios to help analyze George Risk Industries' performance:

                                            Qtr ended       Qtr ended
                                          July 31, 2002   July 31, 2001
                                          ------------------------------
     Working capital                       $13,991,000     $13,498,000
     Current ratio                              23.068          16.587
     Quick ratio                                19.216          13.135
     Cash per share (including marketable
       securities)                               $1.98          $ 1.64
     Equity per share                            $2.76          $ 2.56


Net sales were $3,021,000 for the quarter ended July 31, 2002, which is a 1% increase from the corresponding quarter last year. Cost of goods sold was 55.5% of net sales for the quarter ended July 31, 2002 and the cost of goods sold percentage to net sales was 52.2% for the quarter ended July 31, 2001. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. We have increased our cost of materials and direct labor in proportion to how our sales have increased.

Operating expenses were 25.8% of net sales for the quarter ended July 31, 2002 as compared to 26.3% for the corresponding quarter last year. Having relatively the same percentages for both periods shows that management keeps a close eye on our operating expenses to keep them in line from year to year. We anticipated our sales to be more than they were last year, so management had increased wages and staff a bit more than we should have last year. But we made the correct adjustments throughout the previous year in order to bring the operating expenses back down a bit. Income from operations for the quarter ended July 31, 2002 was at $566,000, which is a 13.1% decrease from the corresponding quarter last year, which had income from operations of $651,000.

Other income and expenses showed a $87,000 gain for the quarter ended
July 31, 2002 as compared to having a $55,000 loss for the quarter ended
July 31, 2001. The main reason for the loss in the quarter ending July 31, 2001, was that we were urged to sell one of our stock holdings for a loss of $117,000 during that quarter. This particular corporate bond had been de-creasing in value for some time. In turn, net income for the quarter ended July 31, 2002 was at $381,000, a 9.56% increase from the corresponding quarter last year, which showed a net income of $348,000. Earnings per share for the quarter ended July 31, 2002 was $0.07 per share and $0.06 per share for the quarter ended July 31, 2001.

George Risk Industries does have two distinct business segments, security alarm products and keyboard products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the two segments.

New products that the security division has introduced into the marketplace recently include a five, twelve and twenty-four volt DC water sensor, based on our original water sensor. The new product line of water sensors has grown over the past year as attempts are being made to enter new markets, such as home automation and HVAC. The Thermstat 3 and 4 versions are near production stage, which will assist our efforts to move into new markets.

The pool alarm product sales continue to increase mainly due to new legislation and building code enforcement in the state of Florida. This trend is expected to expand into other states as well, primarily California, Arizona, and Texas. We have applied for ETL certification on the 189/289 series pool alarms to meet these new codes in Florida.

A power transfer device, the PTD-1, along with a terminal block series, the 6600 and 6601, are new products that we introduced at the International Security Conference (ISC) in August 2002. We also showed a modified single gang junction box for the E-Z Duct raceway line. A double gang box is in the design mode. The E-Z Duct product has shown great growth since its intro-duction into the market a year ago.

Research and development projects include a glass break sensor in the test-ing stage. Engineering continues to research products using GRI's C(2)T technology. Also, we have added two new options for the CT300 series of touch sensors.

Management is always open to the possibility to acquire a business that would complement our existing operations. This would require no outside financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

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




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A.  Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2002.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date	09-13-2002	      By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk, President and
                              Chairman of the Board

Date	09-13-2002	      By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk, Chief Financial Officer
                              and Controller