Form 10QSB
period 2002-10-31
RISK GEORGE INDUSTRIES INC
filed 2002-12-13
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2002

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


APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 13, 2002, was 5,402,528.

Transitional Small Business Disclosure Format:   Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three month period ended October 31, 2002, and the six month period ended October 31, 2002, are attached hereto.

                         GEORGE RISK INDUSTRIES, INC.
                                BALANCE SHEET
                              OCTOBER 31, 2002

                                   ASSETS
Current Assets
Cash and cash equivalents				    $ 1,891,000
Investments and securities (Note 2)                           9,051,000
Accounts receivable:
  Trade, net of $50,000 doubtful account allowance            2,021,000
  Other                                                           4,000
Notes receivable                                                  1,000
Inventories (Note 3)                                          2,428,000
Prepaid expenses                                                 63,000
Deferred income taxes                                            52,000
                                                            ------------
Total Current Assets                                        $15,511,000

Property and Equipment, net at cost                         $   974,000

Other Assets
  Projects in process                                            41,000
  Other                                                           2,000
                                                            ------------
Total Other Assets                                          $    43,000

TOTAL ASSETS                                                $16,528,000
                                                            ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable, trade                                     $   186,000
Accrued expenses
  Payroll and related expenses                                  267,000
  Property taxes                                                 (5,000)
Income tax payable                                              176,000
Notes payable, current                                           80,000
                                                            ------------
Total Current Liabilities                                   $   704,000

Long-Term Liabilities
  Notes payable                                                 155,000
                                                            ------------
Total Long-Term Liabilities                                 $   155,000

Stockholders' Equity
  Convertible preferred stock, 1,000,000 shares
   authorized, Series 1-noncumulative, $20 stated value,
   25,000 shares authorized, 5,350 issued and outstanding       107,000
  Common stock, Class A, $.10 par value, 10,000,000 shares
   authorized, 8,502,832 shares issued and outstanding          850,000
  Additional paid-in capital                                  1,736,000
  Accumulated other comprehensive income                     (1,722,000)
  Retained earnings                                          16,461,000
  Less:  cost of treasury stock, 3,100,304 shares, at cost   (1,763,000)
                                                            ------------
Total Stockholders' Equity                                  $15,669,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		    $16,528,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                              INCOME STATEMENT

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2002         2002          2001         2001
                         ----------------------------------------------------
Net Sales                $ 3,564,000  $ 6,585,000   $ 3,369,000  $ 6,386,000
Less: cost of goods sold  (1,489,000)  (3,166,000)   (1,698,000)  (3,273,000)
                         -----------  ------------  ------------ ------------
Gross Profit             $ 2,075,000  $ 3,419,000   $ 1,671,000  $ 3,113,000

Operating Expenses:
  General and
    administrative           178,000      337,000       175,000      351,000
  Selling                    560,000    1,147,000       747,000    1,332,000
  Engineering                 16,000       34,000        19,000       32,000
  Rent paid to related
    parties                   11,000       26,000        14,000       31,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   765,000  $ 1,544,000   $   955,000  $ 1,746,000

Income From Operations     1,310,000    1,875,000       716,000    1,367,000

Other Income (Expense)
  Other                      (10,000)     (10,000)       16,000        5,000
  Dividend and interest
    income                    75,000      158,000        75,000      148,000
  Interest expense                 0            0             0            0
  Gain(loss) on investments (175,000)    (171,000)       (1,000)    (118,000)
                         ------------ ------------  ------------ ------------
                         $  (110,000) $   (23,000)  $    90,000  $    35,000

Income Before Provisions
  for Income Tax           1,200,000    1,852,000       806,000    1,402,000

Provisions for Income Tax   (502,000)    (774,000)     (337,000)    (585,000)
                         ------------ ------------  ------------ ------------
Net Income               $   698,000  $ 1,078,000   $   469,000  $   817,000

Retained Earnings,
  beginning of period    $15,763,000  $15,383,000   $13,874,000  $13,526,000

Retained Earnings,
  end of period          $16,461,000  $16,461,000   $14,343,000  $14,343,000

Income Per Share of Common
  Stock: (Note 6)
    Basic                $       .13  $       .20   $       .08  $       .14
    Assuming Dilution    $       .13  $       .20   $       .08  $       .14


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October31,
                            2002         2002          2001         2001
                         ----------------------------------------------------
Net Income               $   698,000  $ 1,078,000   $   469,000  $   817,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
     gains (losses) arising
     during period           (85,000)    (466,000)     (311,000)    (470,000)
    Reclassification adjustment
     for (gains) losses included
     in net income           175,000      171,000             0      118,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
   Income                $    90,000  $  (295,000)  $  (311,000) $  (352,000)

Comprehensive Income
  (Loss)                 $   788,000  $   783,000   $   158,000  $   465,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2002         2002          2001         2001
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   698,000  $ 1,078,000   $   469,000  $   817,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               32,000       97,000        61,000      121,000
   Change in unrealized gain/
    (loss) on investments     90,000     (295,000)     (311,000)    (352,000)
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Investments/securities  (137,000)    (362,000)       64,000   (2,348,000)
    Accounts receivable     (517,000)    (132,000)      404,000      476,000
    Inventories             (118,000)           0       235,000      129,000
    Prepaid expenses          (1,000)       5,000       (18,000)     (14,000)
    Other assets              (7,000)           0       (36,000)     (94,000)
    Receivables-officers
      and employees           (1,000)      (1,000)        2,000        3,000
  Increase (decrease) in:
    Accounts payable          80,000       83,000       (76,000)     (51,000)
    Accrued expenses         (48,000)      22,000       (56,000)       4,000
    Income tax payable        39,000      311,000      (335,000)     (19,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   110,000  $   806,000   $   403,000  ($1,328,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  (Purchase) Sale of property
    and equipment             17,000       (5,000)      (25,000)     (42,000)
  (Purchase) of treasury
    stock                          0            0             0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $    17,000  $    (5,000)  $   (25,000) $   (42,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
   long-term debt             (1,000)      (4,000)       (3,000)      (6,000)
  Treasury stock issued            0            0        21,000       21,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $    (1,000) $    (4,000)  $    18,000  $    15,000

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $   126,000  $   797,000   $   396,000  ($1,355,000)
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 1,765,000  $ 1,094,000   $   751,000  $ 2,502,000
Cash and cash equivalents,
  end of period          $ 1,891,000  $ 1,891,000   $ 1,147,000  $ 1,147,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002

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

Note 2    Investments and Marketable Securities

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

     Marketable equity securities and unrealized gains and losses consist of the following as of October 31, 2002 and October 31, 2001:

          Cost Basis                         $ 10,723,000   $  9,767,000
          Fair Value                            9,001,000      8,565,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $ (1,722,000)  $ (1,202,000)

Note 3    Inventories

     At October 31, 2002 and October 31, 2001, respectively, inventories con-sisted of the following:

          Raw Materials                      $  1,581,000   $  2,092,000
          Work in Process                         646,000        341,000
          Finished Goods                          191,000        227,000
          Warehouse in England                     80,000         40,000
                                             -------------  -------------
                                             $  2,498,000   $  2,700,000
          Less:  allowance for obsolete
                 inventory                        (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  2,428,000   $  2,630,000
                                             =============  =============

Note 4    Business Segments

	The following is financial information relating to industry segments:
                                                For the quarter ended
                                                       October 31,
                                                   2002           2001
                                             ----------------------------
Net revenue:
  Keyboard, pool alarm, and other products   $    588,000   $    364,000
  Security alarm products                       2,976,000      3,005,000
                                             -------------  -------------
Total net revenue                            $  3,564,000   $  3,369,000

Income from operations:
  Keyboard, pool alarm, and other products   $    216,000   $     77,000
  Security alarm products                       1,094,000        639,000
                                             -------------  -------------
Total income from operations                 $  1,310,000   $    716,000

Identifiable assets:
  Keyboard, pool alarm, and other products   $    378,000   $    334,000
  Security alarm products                       3,818,000      3,721,000
  Corporate general                            12,332,000     11,225,000
                                             -------------  -------------
Total assets                                 $ 16,528,000   $ 15,280,000

Depreciation and amortization:
  Keyboard pool alarm, and other products    $      2,000   $      2,000
  Security alarm products                          39,000         37,000
  Corporate general                                (9,000)        22,000
                                             -------------  -------------
Total depreciation and amortization          $     32,000   $     61,000

Capital expenditures:
  Keyboard, pool alarm, and other products   $          0   $      3,000
  Security alarm products                          16,000         20,000
  Corporate general                               (33,000)         2,000
                                             -------------  -------------
Total capital expenditures                   $    (17,000)  $     25,000

Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was estab-lished to account for any uncollectable accounts.



Note 6    Earnings per Share

	Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2002
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net income                      $  698,000
                                ===========
Basic EPS                       $  698,000        5,402,528    $     0.13
Effect of Dilutive Securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  698,000        5,429,278    $     0.13


                                 For the six months ended October 31, 2002
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,078,000
                                ===========
Basic EPS                       $1,078,000        5,402,528    $     0.20
Effect of Dilutive Securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,078,000        5,429,278    $     0.20


                                For the three months ended October 31, 2001
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  469,000
                                ===========
Basic EPS                       $  469,000        5,720,773    $     0.08
Effect of Dilutive Securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  469,000        5,747,523    $     0.08

				 For the six months ended October 31, 2001
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  817,000
                                ===========
Basic EPS                       $  817,000        5,719,088    $     0.14
Effect of Dilutive Securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  817,000        5,745,838    $     0.14






                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed financial statements, and with the George Risk Industries' audited financial statements and discussion for the fiscal year ended April 30, 2002.

Net cash increased $126,000 during the quarter ended October 31, 2002 as com-pared to an increase of $396,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash increased $797,000 for the six months ended October 31, 2002, while, for the same period last year, net cash decreased $1,355,000. The main reason for the big decrease in the year-to-date figures last year is that we transferred $2,500,000 into an annuity in the marketable securities section. Investments and marketable securities increased $137,000 for the quarter while it increased $362,000 for the year-to-date data. The increases in the investment account include the purchase of a tract of land for future development in the Winter Park, CO area. Inventories increased $118,000 during the current quarter as compared to a $235,000 increase last year. The year-to-date numbers show the inventory returned to the same amount that we had on the books at the fiscal year end for the current year, while there was a $129,000 decrease for the same period last year. The quarterly decrease in inventory occurred because our sales have increased over the quarter. We are shipping out our products as soon as they are finished. Accounts receivable increased $517,000 during the current quarter as compared to a $404,000 decrease for the corresponding quarter last year. The year-to-date figures show an increase of $132,000 for the current six months and a $129,000 decrease for the same period last year. Again, sales have increased, which accounts for the increase in accounts receivable. At October 31, 2002, 81.3% of the receivables were considered current (less than 45 days) and 2.2% of the total were over 90 days past due. For the quarter ended October 31, 2002 there was a $7,000 increase in other assets while for the quarter ended October 31, 2001, there was a $36,000 increase. The six months ended October 31, 2002, shows a zero dollar change in other assets while the same period last year shows a $94,000 increase. The reason for the big increases in other assets last year is that we had just completed a remodeling project in our main building. This project consisted of making office space available for our sales staff.

At the quarter ended October 31, 2002, accounts payable increased $80,000 as compared to a $76,000 decrease for the same quarter the year before. As for year-to-date numbers, there was a $83,000 increase for the six months ended October 31, 2002, and a $51,000 decrease for the same period ended October 31, 2001. As stated before, our sales have increased so we are buying more raw materials than at the same time last year. Notes payable decreased by $1,000 for the current quarter, while it decreased $3,000 for the corresponding quarter last year. Year-to-date figures displayed a $4,000 decrease for the current six months, while there was a $6,000 decrease for same period last year. No new notes have been needed to conduct our day to day business, and we have just paid off a couple of vehicle notes that were on the books. In-come tax payable increased $39,000 for the quarter ended October 31, 2002, while it decreased $335,000 for the quarter ended October 31, 2001. For the six months ended October 31, 2002, income tax payable increased $311,000, while it decreased $19,000 for the corresponding period a year ago. These increases reflect the increase in net income.

The following is a list of ratios to help analyze George Risk Industries' performance:


                                        For the quarter ended October 31,
                                             2002               2001
                                        ---------------------------------

     Working capital                     $14,807,000        $13,658,000
     Current ratio                            22.033             34.150
     Quick ratio                              18.413             27.432
     Cash per share (including marketable
       securities)                            $ 2.03             $ 1.70
     Equity per share                         $ 2.90             $ 2.58


Net sales were $3,564,000 for the quarter ended October 31, 2002, which is a 5.8% increase from the corresponding quarter last year. Year-to-date net sales were $6,585,000 at October 31, 2002, which is a 3.1% increase from the same period last year. Cost of goods sold was 41.8% of net sales for the quarter ended October 31, 2002 and 50.4% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.1% for the current six months and 51.3% for the corresponding six months last year. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. But the decreases for the current year help account for the increase in net income. Our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 21.5% of net sales for the quarter ended October 31, 2002 as compared to 28.3% for the corresponding quarter last year. Year-to-date operating expenses were 23.4% of net sales for the six months ended October 31, 2002, while they were 27.3% for the same period last year. The primary reason for the decreases in operating expenses is that our "Dis-tributor Volume Rebate" program has finally been in the works for over two years, and the figures compare to each other in a more reasonable manner. Also, the rebate for the previous quarter always hits the books in the current quarter. Since our sales have increased almost 18% for the second quarter over the first quarter the rebate is not as big. Income from operations for the quarter ended October 31, 2002 was at $1,310,000, which is an 83% in-crease from the corresponding quarter last year, which had income from oper-ations of $716,000. Income from operations for the six months ended October 31, 2002 was at $1,875,000, which is a 37.2% increase from the corresponding six months last year, which had income from operations of $1,367,000.

Other income and expenses showed losses of $110,000 and $23,000 for the quarter and six months ended October 31, 2002, respectively. The other in-come and expense numbers for last year were a $90,000 increase for the quarter and a $35,000 increase for the six months ending October 31, 2001. The main reason for the losses is that we sold our WorldCom stock in the second quarter. That accounted for a $175,000 loss on our investments. Net income for the quarter ended October 31, 2002 was at $698,000, a 48.8% increase from the corresponding quarter last year, which showed a net income of $469,000. Net income for the six months ended October 31, 2002 was $1,078,000, a 31.9% increase from the same period last year. Net income for the six months ended October 31, 2001 was $817,000. Earnings per common share for the quarter ended October 31, 2002 was $0.13 per share and $0.20 per share for the year-to-date numbers. EPS for the quarter and six moths ended October 31, 2001 was $0.08 per share and $0.14 per share, respectively.

We have two distinct business segments, security alarm products and keyboard/ pool alarms/other products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the segments.

Our security division's marketing department has introduced several additional products. These include a Fluid Sensor with Relay Contact that operates on an AC circuit and a Liquid Level Detector for use with wireless transmitters. Also, an overhead door switch that is buried in the concrete floor for pro-tection from heavy equipment has been received well.

The Thermstat 3 & 4's are in production now and have been submitted for C.E. approval in Europe. We have also received the ETL approval on our 189/289 pool alarms recently.

Tool and die is completing the Single and Double Gang Boxes for the E-Z Duct raceway line, along with new connectors for the new, larger raceway. We should be able to begin shipping the larger raceway in the beginning of 2003.

Research and development continues on a wireless module that, once it is approved by the FCC, can be used in many of our existing products, such as our pool alarms and door and window contacts without resubmitting.

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




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
A.   Reports on Form 8-K
        No 8-K reports were filed during the quarter ended October 31, 2002.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date  12-13-2002              By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk, President and Chairman
                              of the Board

                              By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk, Chief Financial Officer