Form 10QSB
period 2003-01-31
RISK GEORGE INDUSTRIES INC
filed 2003-03-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2003

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 14, 2003, was 5,402,528.

Transitional Small Business Disclosure Format:   Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three month period ended January 31, 2003, and the nine month period ended January 31, 2003, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2003

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 2,379,000
     Marketable securities (Note 2)                           9,140,000
     Accounts receivable:
       Trade, net of $50,000 doubtful account allowance       1,749,000
       Other                                                      1,000
     Notes receivable                                             1,000
     Inventories (Note 3)                                     2,508,000
     Prepaid expenses                                            82,000
     Deferred income taxes                                       52,000
                                                            ------------
Total Current Assets                                        $15,912,000

Property and Equipment, net at cost                         $   953,000

Other Assets
     Projects in process                                         55,000
     Long-term investment                                       200,000
     Other                                                        2,000
                                                            ------------
Total Other Assets                                          $   257,000

TOTAL ASSETS                                                $17,122,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                             JANUARY 31, 2003

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   167,000
     Accrued expenses
       Payroll and related expenses                             200,000
       Property taxes                                             2,000
     Income taxes payable                                       147,000
     Notes payable, current                                      80,000
                                                            ------------
Total Current Liabilities                                   $   596,000

Long-Term Liabilities
     Notes payable                                              155,000
                                                            ------------
Total Long-Term Liabilities                                 $   155,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
       authorized, Series 1-noncumulative, $20 stated
       value, 25,000 shares authorized, 5,350 issued
       and outstanding                                          107,000
     Common stock, Class A, $.10 par value, 10,000,000
       shares authorized, 8,502,832 shares issued and
       outstanding                                               850,000
     Additional paid-in capital                                1,736,000
     Accumulated other comprehensive income                   (1,625,000)
     Retained earnings                                        17,066,000
     Less:  cost of treasury stock, 3,099,304 shares,
       at cost                                                (1,763,000)
                                                            -------------
Total Stockholders' Equity                                  $ 16,371,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 17,122,000
                                                            =============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                    Three months  Nine months    Three months  Nine months
                       ended         ended          ended         ended
                     January 31,   January 31,    January 31,   January 31,
                        2003          2003           2002          2002
                    --------------------------------------------------------
Net Sales            $ 3,393,000   $ 9,978,000    $ 2,916,000   $ 9,302,000
Less:  cost of goods
  sold                (1,709,000)   (4,875,000)    (1,448,000)   (4,721,000)
                     ------------  ------------   ------------  ------------
Gross Profit         $ 1,684,000   $ 5,103,000    $ 1,468,000   $ 4,581,000

Operating Expenses:
  General and
    administrative       167,000       504,000        178,000       529,000
  Selling                585,000     1,798,000        543,000     1,875,000
  Engineering             17,000        51,000         27,000        60,000
  Rent Paid to Related
    Parties               11,000        38,000         14,000        45,000
                     ------------  ------------   ------------  ------------
Total Operating
  Expenses           $   780,000   $ 2,391,000    $   762,000   $ 2,509,000

Income From Operations   904,000     2,712,000        706,000     2,072,000

Other Income (Expense)
  Interest Income         (5,000)      (16,000)         3,000        11,000
  Interest Expense             0             0         (1,000)       (1,000)
  Investment Income
    (Loss)                83,000       252,000         81,000       221,000
  Gain/(loss) on sale
    of investments       115,000       (56,000)             0      (118,000)
  Other Income (Loss)      7,000        (3,000)         2,000         7,000
                     ------------  ------------   ------------  ------------
                     $   200,000   $   177,000    $    85,000   $   120,000

Income Before Provisions
  for Income Tax       1,104,000     2,889,000        791,000     2,192,000

Provisions for Income
  Tax                   (461,000)   (1,206,000)      (331,000)     (915,000)
                     ------------  ------------   ------------  ------------
Net Income           $   643,000   $ 1,683,000    $   460,000   $ 1,227,000

Retained Earnings, beginning
  of period          $16,423,000   $15,383,000    $14,343,000   $13,526,000

Retained Earnings, end
  of period          $17,066,000   $17,066,000    $14,803,000   $14,803,000

Income Per Share
  (Note 6)
  Basic              $       .12   $       .31    $       .08   $       .23
  Assuming Dilution  $       .12   $       .31    $       .08   $       .22


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                    Three months  Nine months    Three months  Nine months
                       ended         ended          ended         ended
                     January 31,   January 31,    January 31,   January 31,
                        2003          2003           2002          2002
                    --------------------------------------------------------
Net Income           $   643,000   $ 1,683,000    $   460,000   $ 1,277,000
                     ------------  ------------   ------------  ------------
Other Comprehensive Income, net of tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains
   (losses) arising
   during period         (17,000)     (141,000)       107,000      (127,000)
  Reclassification adjustment
   for gains (losses) included
   in net income         115,000       (56,000)             0      (118,000)
                     ------------  ------------   ------------  ------------
 Other Comprehensive
  Income             $    98,000   $  (197,000)   $   107,000   $  (245,000)

Comprehensive Income $   741,000   $ 1,486,000    $   567,000   $ 1,032,000
                     ============  ============   ============  ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                    Three months  Nine months    Three months  Nine months
                       ended         ended          ended         ended
                     January 31,   January 31,    January 31,   January 31,
                        2003          2003           2002          2002
                    --------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income         $   643,000   $ 1,683,000    $   460,000   $ 1,277,000
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation          66,000       162,000         72,000       193,000
    Change in unrealized gain (loss)
     on investments       98,000      (197,000)       107,000      (245,000)
  Changes in assets and liabilities:
   (Increase) decrease in:
  Marketable securities (289,000)     (451,000)      (189,000)   (2,537,000)
  Accounts receivable    205,000       141,000        (52,000)      423,000
  Inventories            (80,000)      (80,000)       (11,000)      118,000
  Prepaid expenses       (13,000)       (8,000)        11,000        (3,000)
  Other assets           (21,000)     (221,000)        97,000         3,000
  Receivables-officers
     and employees         3,000         2,000          4,000         7,000
   Increase (decrease) in:
  Accounts payable       (19,000)       63,000        (16,000)      (66,000)
  Accrued expenses       (60,000)      (38,000)       (29,000)      (24,000)
  Income tax payable           0       282,000         (8,000)      (27,000)
                     ------------- ------------   ------------- ------------
Net cash provided by
  (used in) operating
  activities         $   533,000   $ 1,338,000    $   446,000   $  (881,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  (Purchase) Sale of property and
    equipment            (45,000)      (49,000)      (110,000)     (152,000)
  (Purchase) of treasury
    stock                      0             0       (560,000)     (560,000)
                     ------------  ------------   ------------  ------------
Net cash provided by
  (used in) investing
  activities         $   (45,000)  $   (49,000)   $  (670,000)  $  (712,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt             0        (4,000)        (3,000)      (10,000)
  Treasury stock issued        0             0              0        21,000
                     ------------  ------------   ------------  ------------
Net cash provided by
  (used in) financing
  activities         $         0   $    (4,000)   $    (3,000)  $    11,000

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS         $   488,000   $ 1,285,000    $  (227,000)  $(1,582,000)
                     ============  ============   ============  ============
Cash and cash equivalents,
 beginning of
 period              $ 1,891,000   $ 1,094,000    $ 1,147,000   $ 2,502,000
Cash and cash equivalents,
 end of period       $ 2,379,000   $ 2,379,000    $   920,000   $   920,000


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             JANUARY 31, 2003

Note 1    Unaudited Interim Financial Statements
------------------------------------------------
     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Note 2    Marketable Securities
-------------------------------
	Marketable equity securities are recorded at the lower of cost or market and are classified as available-for-sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the income statement. The securities are accounted for using fair value as required by FAS 115. Any unrealized gains or losses are reported as a separate component of stockholder's equity until realized. Dividend and interest income are accrued as earned.

     Marketable equity securities and unrealized gains and losses consist of the following as of January 31, 2003 and January 31, 2002:

          Cost Basis                         $10,765,000    $ 9,849,000
          Fair Value                           9,140,000      8,754,000
                                             ------------   ------------
          Net Unrealized Gain (Loss)         $(1,625,000)   $(1,095,000)

Note 3    Inventories
---------------------

     At January 31, 2003 and January 31, 2002, respectively, inventories consisted of the following:

          Raw Materials                      $ 1,635,000    $ 2,029,000
          Work in Process                        480,000        360,000
          Finished Goods                         398,000        290,000
          Warehouse in England                    65,000         32,000
                                             ------------   ------------
                                             $ 2,578,000    $ 2,711,000
          Less:  allowance for obsolete
                 inventory                       (70,000)       (70,000)
                                             ------------   ------------
          Net Inventories                    $ 2,508,000    $ 2,641,000
                                             ============   ============

Note 4    Business Segments
---------------------------

	The following is financial information relating to industry segments:
                                                For the quarter ended
                                                     January 31,
                                                 2003           2002
                                             ---------------------------
Net revenue:
   Keyboard, pool alarm and other products   $   679,000    $   395,000
   Security alarm products                     2,714,000      2,521,000
                                             ------------   ------------
   Total net revenue                         $ 3,393,000    $ 2,916,000

Income from operations:
   Keyboard, pool alarm and other products   $   181,000    $    96,000
   Security alarm products                       723,000        610,000
                                             ------------   ------------
   Total income from operations              $   904,000    $   706,000

Identifiable assets:
   Keyboard, pool alarm and other products   $   298,000    $   353,000
   Security alarm products                     3,683,000      3,766,000
   Corporate general                          13,141,000     11,121,000
                                             ------------   ------------
   Total assets                              $17,122,000    $15,240,000

Depreciation and amortization:
   Keyboard, pool alarm and other products   $     2,000    $     2,000
   Security alarm products                        40,000         45,000
   Corporate general                              24,000         25,000
                                             ------------   ------------
   Total depreciation and amortization       $    66,000    $    72,000

Capital expenditures:
   Keyboard, pool alarm and other products   $    30,000    $    46,000
   Security alarm products                        15,000          2,000
   Corporate general                                   0         62,000
                                             ------------   ------------
   Total capital expenditures                $    45,000    $   110,000

Note 5    Revenue Recognition
-----------------------------
	George Risk Industries recognizes its revenues when goods are shipped and billed to our customers. There is a $50,000 allowance that was estab-lished to account for any uncollectable accounts.


Note 6	Earnings per Share
----------------------------
	Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                 For the three months ended January 31, 2003
                                 -------------------------------------------
                                       Income        Shares      Per-share
                                     (Numerator)  (Denominator)    Amount
     Net income                      $   643,000
                                     ===========
     Basic EPS                       $   643,000    5,402,528     $  0.12
	Effect of Dilutive Securities:
      Convertible preferred stock              0       26,750
                                     -----------   -----------    --------
     Diluted EPS                     $   643,000    5,429,278     $  0.12


				 For the nine months ended January 31, 2003
                                 ------------------------------------------
                                       Income        Shares      Per-share
                                     (Numerator)  (Denominator)    Amount
     Net Income                      $ 1,683,000
                                     ===========
     Basic EPS                       $ 1,683,000    5,402,528     $  0.31
	Effect of Dilutive Securities:
      Convertible preferred stock              0       26,750
                                     -----------   -----------    --------
     Diluted EPS                     $ 1,683,000    5,429,278     $  0.31



                                 For the three months ended January 31, 2002
                                 -------------------------------------------
                                       Income        Shares      Per-share
                                     (Numerator)  (Denominator)    Amount
     Net Income                      $   460,000
                                     ===========
     Basic EPS                       $   460,000    5,510,108     $  0.08
	Effect of Dilutive Securities:
      Convertible preferred stock              0       26,750
                                     -----------   -----------    --------
     Diluted EPS                     $   460,000    5,536,858     $  0.08


				 For the nine months ended January 31, 2002
                                 ------------------------------------------
                                       Income        Shares      Per-share
                                     (Numerator)  (Denominator)    Amount
     Net Income                      $ 1,277,000
                                     ===========
     Basic EPS                       $ 1,277,000    5,649,428     $  0.23
	Effect of Dilutive Securities:
      Convertible preferred stock              0       26,750
                                     -----------   -----------    --------
     Diluted EPS                     $ 1,277,000    5,676,178     $  0.22






                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the George Risk Industries' audited financial statements and discussion for the fiscal year ended April 30, 2002

Net cash increased $488,000 during the quarter ended January 31, 2003 as com-pared to a decrease of $227,000 during the corresponding quarter last year.
As for the year-to-date numbers, net cash increased $1,285,000 for the nine months ended January 31, 2003, while, for the same period last year, net cash decreased $1,582,000. The main reason for the big decrease in the year-to-date figures for last year is that we transferred $2,500,000 into an annuity on the marketable securities section. Marketable securities increased $289,000 for the quarter and increased $451,000 for the year-to-date data.
We have not been putting much additional cash into the marketable securities, except for the annuity last year, but instead we are using the money already in the investment accounts and hopefully are making smart investment choices. Inventories increased $80,000 for the current quarter as compared to an $11,000 increase for the same quarter last year. The year-to-date numbers show an $8,000 increase in inventory for the current year, while there was a $3,000 increase for the same period last year. We have had more sales this year, so that accounts for the increase in the raw materials Accounts re-ceivable decreased $205,000 during the current quarter as compared to a $52,000 increase for the corresponding quarter last year. The year-to-date figures show a decrease of $141,000 for the current nine months and a $423,000 decrease for the same period last year. Although sales are higher when comparing the current quarter to the same quarter last year, our accounts receivable turnover has stayed constant. At January 31, 2003, 73.61% of the receivables were considered current (less than 45 days) and 6.68% of the total were over 90 days past due. For the quarter ended January 31, 2003 there was a $21,000 increase in other assets while for the quarter ended January 31, 2002, there was a $97,000 decrease. The nine months ended January 31, 2003, shows a $221,000 increase in other assets while the same period last year shows a $3,000 decrease. The reason for the big increase in other assets for the year to date figure is that we purchased two units of an LLC that purchased land in the Winter Park, CO area as a long-term investment.

At the quarter ended January 31, 2003, accounts payable decreased $19,000 as compared to a $16,000 decrease for the same quarter the year before. As for year-to-date numbers, there was a $63,000 decrease for the nine months ended January 31, 2003, and a $66,000 decrease for the same period ended January 31, 2002. As usual, we continue to strive to pay all of our bills within terms and take all purchase discounts that are available. There were no pay-ments for notes payable during the current quarter, as compared to a $3,000 decrease for the corresponding quarter last year. Year-to-date figures dis-played a $4,000 decrease for the current nine months, while there was a $10,000 decrease for same period last year. No new notes have been needed to conduct our day to day business, and we just paid off the vehicle notes that were on the books. Income tax payable shows a zero dollar change for the quarter ended January 31, 2003, while it decreased $8,000 for the quarter ended January 31, 2002. For the nine months ended January 31, 2003, income tax payable increased $282,000, while it decreased $27,000 for the cor-responding period a year ago. The differences from year to year reflect the differences in net income.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31
                                                 2003           2002
                                             --------------------------
     Working capital                         $15,316,000    $13,724,000
     Current ratio                                26.698         38.360
     Quick ratio                                  22.262         31.005
     Cash per share (including marketable
       securities)                                $ 2.13         $ 1.71
     Equity per share                             $ 3.03         $ 2.62


Net sales were $3,393,000 for the quarter ended January 31, 2003, which is a 16.4% increase from the corresponding quarter last year. Year-to-date net sales were $9,978,000 at January 31, 2003, which is a 7.3% increase from the same period last year. Cost of goods sold was 50.4% of net sales for the quarter ended January 31, 2003 and 49.7% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.9% for the current nine months and 50.8% for the corresponding nine months last year. Having rel-atively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 23.0% of net sales for the quarter ended January 31, 2003 as compared to 26.1% for the corresponding quarter last year. Year-to-date operating expenses were 24.0% of net sales for the nine months ended January 31, 2003, while they were 27.0% for the same period last year. As our growth has slowed down over the past couple of years, management has finally become accustomed to what they need to be doing to keep their expenses down. Income from operations for the quarter ended January 31, 2003 was at $904,000, which is a 28.0% increase from the corresponding quarter last year, which had income from operations of $706,000. Income from operations for the nine months ended January 31, 2003 was at $2,712,000, which is a 30.9% in-crease from the corresponding nine months last year, which had income from operations of $2,072,000.

Other income and expenses showed gains of $200,000 and $177,000 for the quarter and nine months ended January 31, 2003, respectively. The numbers for the corresponding periods last year were gains of $85,000 and $120,000. While we are making money on interest income, it is sometimes offset with bad investments. But we did have a bad investment turn good for us in January 2003. We had written off a bond at fiscal year end 1999 because this com-pany, Cole Taylor, had declared bankruptcy. As it turns out, some things were not done properly and we got our entire investment plus interest was returned to us. Thus, net income for the quarter ended January 31, 2003 was at $643,000, a 39.8% increase from the corresponding quarter last year, which showed a net income of $460,000. Net income for the nine months ended Jan-uary 31, 2003 was $1,683,000, a 31.8% increase from the same period last year. Net income for the nine months ended January 31, 2001 was $1,277,000. Earnings per common share for the quarter ended January 31, 2003 was $0.12 per share and $0.31 per share for the year-to-date numbers. EPS for the quarter and nine moths ended January 31, 2002 was $0.08 per share and $0.23 per share, respectively.

George Risk Industries does have two distinct business segments, security alarm products and keyboard products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the two segments.

Here is an update on some of our new product development. The 5/8" x 1 1/4" E-Z 75 Raceway is now in-house. Tool and die has completed work on the double gang box and most of the additional connectors. Research and development is moving forward on the design for a raceway box to hold smoke alarms. The sales department is experiencing an increase in demand for our mercury tilt switches, which require a variety of packaging. Engineering is assisting in the design work. After introducing our 4110 vane switch set, we have received customer requests for a larger version to be used on commercial doors. The 4480 series should be available in early spring. Research and development is also designing current controllers that could operate up to 1800 wattage. Research continues on the wireless module, temperature sensors, a humidity probe for our Thermstat series, and a glass break switch.

Management is always open to the possibility to acquire a business that would complement our existing operations. This would probably not require any outside financing. The intent is to utilize the equipment, marketing tech-niques and established customers to increase sales and profits.

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




Item 1.   Legal Proceedings
     Not applicable

Item 2.   Changes in Securities
     Not applicable.

Item 3.   Defaults upon Senior Securities
     Not applicable

Item 4.   Submission of Matters to a Vote of Securities
     Not applicable

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          A.   Reports on Form 8-K
                    No 8-K reports were filed during the quarter ended January 31, 2003.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 03-14-2003               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board

                              By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer