Form 10KSB
period 2003-04-30
RISK GEORGE INDUSTRIES INC
filed 2003-07-29
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended  April 30, 2003
                                    ______________

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

Yes [X]    No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's  revenues  for  the  most recent fiscal year. $12,895,000.
                                                                __________

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 28, 2003 was approximately $7,261,000 based upon the last reported sale, which occurred on July 28, 2003. For purposes of this disclosure, Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 28, 2003 was 5,402,528.


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

PRODUCTS, MARKET, and DISTRIBUTION

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and hydro sensors. The security burglar alarm products comprise approximately 92 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 1,600 customers. One of the distributors accounts for approximately 43 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

The keyboard segment has approximately 400 customers. Keyboard products are sold to original equipment manufacturers, to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

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

RESEARCH and DEVELOPMENT

The company performs research and development for its customers when needed and requested. Costs in connection with such product development have been borne by the customers. Costs associated with the development of new products are expensed as incurred.

EMPLOYEES

GRI has approximately 240 employees.


ITEM 2 PROPERTIES

The  manufacturing  and office facilities are owned by the company.
The  manufacturing  facilities were  expanded by 7,200 square feet
three years ago. Total  square  footage of  the plant in   Kimball,
Nebraska is approximately 42,500. Additionally, the company leases 15,000 square feet for $1,535 per month from Eileen Risk, mother of Ken R. Risk, who is an officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leases approximately 3,600 square feet and currently employs 36 employees at the Gering site.


ITEM 3 LEGAL PROCEEDINGS

None.


ITEM 4 SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

Not applicable.

                             Part II


ITEM 5 MARKET for the REGISTRANT'S COMMON EQUITY and RELATED
       STOCKHOLDERS' MATTER

PRINCIPAL MARKET

The company's Class A Common Stock is currently quoted over the counter in the NQB "Pink Sheets" by five market makers.


STOCK PRICES and DIVIDENDS INFORMATION


2003 Fiscal Year           High                   Low

May 1-July 31              2.25                   1.96
August 1-October 31        2.25                   2.05
November 1-January 31      2.72                   2.12
February 1-April 30        2.90                   2.21



2002 Fiscal Year           High                   Low

May 1-July 31              2.60                   2.00
August 1-October 31        2.32                   1.56
November 1-January 31      2.44                   1.90
February 1-April 30        2.27                   2.12





No dividends were paid during fiscal years ending April 30, 2002 and 2003.

The  number of holders of record of the company's Class A  Common
Stock as of April 30, 2003, was approximately 1,567.

ITEM 6 MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
       CONDITION and RESULTS of OPERATIONS

GRI completed the fiscal year ending April 30, 2003, with a net profit of 17.7 % net of sales. Net sales were at $ 12,895,000, up 0.5 % over the previous year.

The company expects sales to grow for the fiscal year ending April 30, 2004. The extra growth should be achieved by volume increases with present customers and sales to added customers. Also, the warehouse in England is doing better than expected, and the company has an increased sales in the European market.


The material and labor costs stayed very consistent between this year and last year. At fiscal year end 2003 the material and labor percentage was at 38.5% of gross sales while the same percentage for fiscal year 2002 was at 39.8%. The company continues to buy smart and is always looking for quality materials at the best possible price. As far as labor goes, the company hires the number of production workers that is needed to finish products and also works very hard to keep overtime expense down. With these good practices embedded throughout, the company is expected to continue to achieve a gross profit margin of 45 to 50 percent for the coming year.

At April 30, 2003, working capital decreased by 13.4% in comparison to the previous fiscal year. Liquidity has dropped slightly this year as the ratio of cash, securities and accounts receivables to current obligations was 24.106 and 26.958 for the fiscal years ending April 30, 2003, and April 30, 2002, respectively. Both current assets and current liabilities have increased, but the current assets have increased at an accelerated rate. The biggest increase in current assets is cash and cash equivalents, which is greater by 246.7%.
Cash per share at April 30, 2003 was  at $2.29, while it was  $1.75 at April 30, 2002. Equity per share for the same dates was $3.18 and $2.66, respectively.

Research and development has released the new, larger van switch, GRI #4482A. This heavy duty contact is to be used on latch type overhead doors and joins the smaller #4110A, which has been on the market for approximately one year. The company hopes to attract business from the mini storage industry with these products.

Sales of GRI's resistor pack on E.O.L. resistors built into GRI contacts continue to increase. The company is also experiencing a noticeable increase of requests for private labeled switches and non-standard products due to the policy changes instituted by one of its major competitors.

A new product that is gathering interest is GRI's "armored disconnect cables". Applications are requirements of longer cable runs, such as protecting bicycles, golf carts, tires, etc. The GRI #8230-25 allows the user to disconnect the armored cable close to the unit that needs to be removed, remove the article, and reconnect the cable ends, rather than having to pull cable through every item and then restring them all again.

GRI recently introduced a double gang box for multimedia faceplates. The GRI #E-Z 75 DG is for use with the 5/8" by 1 1/4" raceway, which is GRI #E-Z 75. GRI now offers two different sizes of raceway, the first being the GRI #E-Z 58, which is 5/8" x 1/2". Both models have a full compliment of connectors and boxes for the installer.

Due to customer requests, GRI has redesigned its window barrier bar, making it easier to install. The new design will fit windows from 26" to 46" wide and up to 14" high with no cutting required.

New research and development projects in process include a smoke alarm box for the E-Z Duct line, temperature sensors, a current controller for high voltage, a wireless module for pool alarms, and a glass break sensor.

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


ITEM 7 FINANCIAL STATEMENTS


                  Independent Auditor's Report




Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2003, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsi-bility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2003, and the
results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


MASON RUSSELL WEST, LLC


Littleton, Colorado
July 3, 2003





                 George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 2003



                            Assets

Current Assets:
 Cash and cash equivalents                           $ 2,699,000
 Marketable securities                                 9,681,000
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $50,000                                 1,553,000
  Income tax overpayment                                  70,000
  Other                                                    3,000
 Inventories                                           2,430,000
 Prepaid expenses                                        140,000
 Deferred income taxes                                   113,000
                                                     ___________
   Total Current Assets                               16,689,000
                                                     ___________
Property and Equipment, net, at cost                     887,000
                                                     ___________
Other Assets
 Investment in Land Limited Partnership, at cost         200,000
 Projects in process                                      80,000
                                                     ___________
   Total Other Assets                                    280,000
                                                     ___________



Total Assets                                         $17,856,000
                                                     ___________
                                                     ___________


See accompanying notes to financial statements
















             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $   129,000
 Accrued expenses:
  Payroll and related expenses                            289,000
  Property taxes                                                -
  State Income Taxes payable                                    -
 Notes payable-current portion                            160,000
                                                      ___________
   Total Current Liabilities                              578,000
                                                      ___________
Deferred Income Taxes                                           -
Long-term debt                                             75,000
Commitments and Contingencies                                   -
                                                      ___________
   Total Long-Term Liabilities                             75,000

                                                      ___________
Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 5,350
  issued and outstanding                                  107,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000
 Additional paid-in capital                             1,736,000
 Accumulated other comprehensive income                (1,395,000)
 Retained earnings                                     17,668,000
 Less cost of treasury stock,
     3,100,304 shares, at cost                         (1,763,000)
                                                      ___________
   Total Stockholders' Equity                          17,203,000
                                                      ___________
Total Liabilities and Stockholders' Equity            $17,856,000
                                                      ___________
                                                      ___________


















                 George Risk Industries, Inc.
                     Statements of Income
       For the Years Ended April 30, 2003 and 2002


                                           2003           2002

Net Sales                              $12,895,000     $12,831,000
 Less cost of goods sold                 6,327,000       6,626,000

                                       ___________     ___________
Gross Profit                             6,568,000       6,205,000

Operating Expenses:
 Selling and shipping                    2,409,000       2,556,000
 General and administrative                689,000         749,000
 Engineering and research                   62,000          73,000
 Rent expense paid to
    related parties                         49,000          58,000
                                       ___________     ___________
       Total Operating Expenses          3,209,000       3,436,000
                                       ___________     ___________
Income From Operations                   3,359,000       2,769,000

Other Income (Expense):
 Other income                               11,000          37,000
 Dividend and interest income              302,000         392,000
 Interest expense                                -          (1,000)
 Gain/(loss) on sale of assets             (59,000)       (209,000)
                                       ___________     ___________
       Total Other Income                  254,000         219,000

Income  Before  Provision  for  Income
Taxes                                    3,613,000       2,988,000

Provision for Income Taxes:
 Current expense                         1,389,000       1,132,000
 Deferred tax (benefit) expense            (61,000)              -
                                       ___________     ___________
 Total Income Taxes Expense              1,328,000       1,132,000
                                       ___________     ___________
Net Income                             $ 2,285,000     $ 1,856,000
                                       ___________     ___________
                                       ___________     ___________

Income per Share of Common Stock       $      0.42     $      0.33
                                       ___________     ___________
                                       ___________     ___________
Weighted Average Number of Common
 Shares Outstanding                      5,402,528       5,588,686
                                       ___________     ___________
                                       ___________     ___________

See accompanying notes to financial statements











                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                               April 30, 2003

                                       For the Years Ended April 30,
                                             2003          2002

Net Income                               $2,285,000     $,1,856,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized loss on securities:
  Unrealized holding gains (losses)
   arising during period                   (166,000)       (725,000)
   Reclassification adjustment for
   gains (losses) included in net income    199,000         147,000
                                         __________      __________

Other Comprehensive Income (Loss)            33,000        (578,000)
                                         __________      __________

Comprehensive Income                     $2,318,000      $1,278,000
                                         __________      __________
                                         __________      __________

See accompanying notes to financial statements





































                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2003 and 2002


                                                  Common Stock
                         Preferred Stock            Class A

                         Shares     Amount      Shares      Amount

Balances, April 30,
 2001                     5,350     $107,000    8,502,832    $850,000

10/10/01 shares to
 Mary Ann Brothers
  in lieu of cash at
   2.14 X 10,000              -            -            -           -

12/31/01 Purchase
 321,000 shares from
  Chelverton for
  $560,000                    -            -            -           -

1/28/02 canceled
 Telemark offering
  Shares                      -            -            -           -

4/15/02 purchase
 1,000 shares - Kaup          -            -            -           -

4/30/02 agreement to
 pay FKI employees
  for 190,000 shares
   received 4/17/01           -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net income                    -            -            -           -
                       ________     ________     ________    ________
Balances, April 30,
 2002                     5,350     $107,000    8,502,832    $850,000
                       ________     ________    _________    ________

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________

Balances, April 30,
 2003                     5,350     $107,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________

See accompanying notes to financial statements













                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
Capital     Shares      Amount      Income       Earnings     Total



$1,718,000  2,788,304  $(1,045,000)   $(850,000)  $13,527,000  $14,307,000




    18,000    (10,000)       4,000            -             -       22,000




         -    321,000     (560,000)           -             -     (560,000)



         -      2,875            -            -             -            -


         -      1,000       (2,000)           -             -       (2,000)




         -          -     (160,000)           -             -     (160,000)

         -          -            -     (578,000)            -     (578,000)

         -          -            -            -     1,856,000    1,856,000
__________  _________  ___________  ___________   ___________  ___________

 1,736,000  3,100,304   (1,763,000)  (1,428,000)   15,383,000   14,885,000
__________ _________  ___________  ___________   ___________  ___________

         -          -            -       33,000             -       33,000

         -          -            -            -     2,285,000    2,285,000
__________  _________  ___________  ___________   ___________  ___________


$1,736,000  3,100,304  $(1,763,000) $(1,395,000)  $17,668,000  $17,203,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________











                   George Risk Industries, Inc.
                      Statements of Cash Flows


                                              For the Years
                                              Ended April 30,
                                           2003          2002
Cash Flows from Operating Activities:
Net income                              $2,285,000    $1,856,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            263,000       261,000
   Change in unrealized gains
          on investments                    33,000      (578,000)
   Net book value of assets retired              -         1,000
   Changes in assets and liabilities:
    (Increase) decrease in:
     Marketable securities                (992,000)   (2,472,000)
     Accounts receivable                   336,000       177,000
     Inventories                            (2,000       331,000
     Prepaid expenses                      (54,000)      (33,000)
     Other receivables                       2,000         4,000
     Income tax overpayment                 65,000      (139,000)
     Deferred income taxes                 (61,000)            -
    Increase (decrease) in:
     Accounts payable                       25,000       (77,000)
     Accrued expenses                       43,000       (12,000)
                                        __________    __________
    Net cash provided(used)by
     operating activities                1,943,000      (681,000)
                                        __________    __________

Cash Flows From Investing Activities:
 Collection of officer receivable                -         5,000
 Projects in progress                      (50,000)        5,000
 Purchase of property and equipment        (84,000)     (184,000)
 Purchases of treasury stock                     -      (700,000)
 Purchase of Land Limited Partnership
  at cost                                 (200,000)            -
                                        __________    __________
    Net cash provided(used) by
     investing activities                 (334,000)     (874,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Increase in long-term debt                      -       160,000
 Principal payments on long-term debt       (4,000)      (13,000)
                                        __________    __________
   Net cash provided (used) by
    financing activities                    (4,000)      147,000
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                       1,605,000    (1,408,000)

Cash and Cash Equivalents, beginning
 of year                                 1,094,000     2,502,000
                                        __________    __________

Cash and Cash Equivalents, end of year  $2,699,000    $1,094,000
                                        __________    __________
                                        __________    __________






Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,459,000    $1,313,000
                                        __________    __________
                                        __________    __________

  Interest paid                         $        -    $    1,000
                                        __________    __________
                                        __________    __________
Supplemental disclosure of noncash
  investing and financing
 activities-issuance of treasury stock
  in lieu of compensation               $        -    $   22,000
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

   Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:





                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $  644,000
        Machinery and equipment        5-10          956,000
        Furniture and fixtures         5-10          134,000
        Leasehold improvements         5-32          171,000
        Buildings                       20           508,000
        Automotive and aircraft        3-5           284,000
        Software                       2-5           123,000
        Land                           N/A            13,000
                                                  __________
        Total                                      2,833,000
        Accumulated depreciation                  (1,946,000)

        Net                                       $  887,000
                                                  __________
                                                  __________


   Depreciation expense of $263,000 and $261,000 were charged to operations for the years ended April 30, 2003 and 2002, respectively.

   Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

   Advertising - Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $411,000 and $619,000 for the years ended April 30, 2003 and 2002.

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




2. INVENTORIES

   Inventories at April 30, 2003, consisted of the following:

    Raw materials                               $1,637,000
    Work in process                                454,000
    Finished goods                                 409,000
                                                __________
                                                 2,500,000
                                                __________

    Less allowance for obsolete inventory          (70,000)
                                                __________
    Totals                                      $2,430,000
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

   Marketable equity securities and unrealized gains and losses consist of the following as of April 30, 2003:


    Cost basis                                  $11,076,000
    Market value                                  9,681,000
                                                ___________
    Net unrealized gains (losses)               $(1,395,000)
                                                ___________
                                                ___________

    Gross unrealized gain                       $    54,000
                                                ___________
                                                ___________

    Gross unrealized loss                       $(1,449,000)
                                                ___________
                                                ___________



4. NOTES PAYABLE

   Notes payable consists of the following at April 30, 2003:
 Notes payable, City of Kimball and State of Nebraska,
    10 percent interest, secured by certain machinery,
    equipment, and  buildings, 5  year term, principal
    and  interest  payments  due  May  26,  2004, loan
    agreement stipulates all  principal  and  interest
    to be waived if  the  Company  maintains its plant
    in Kimball and maintains defined minimum employ-
    ment level for the term of the loan.               $  75,000

Agreement payable,  GRI/FKI Trust,  unsecured and  no
   interest, payable $40,000 on June 1 and December 1
   each year 2002 and 2003.                              160,000
                                                       _________
Total                                                    235,000
    Less current portion                                 160,000
                                                       _________
       Net long-term debt                              $  75,000
                                                       _________
                                                       _________

5. STOCKHOLDERS' EQUITY

   Preferred Stock - Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2003.

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

6. EARNINGS PER SHARE
   Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:




                                      April 30, 2003
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,285,000
                           __________
                           __________

   Basic EPS               $2,285,000    5,402,528     $.422
   Effect of dilutive
    Convertible Preferred
     Stock                          -       26,750     (.001)
                           __________    _________     _____
     Diluted EPS           $2,285,000    5,429,278     $.421
                           __________    _________     _____
                           __________    _________     _____





                                      April 30, 2002
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $1,856,000
                           __________
                           __________

   Basic EPS               $1,856,000    5,588,686     $ .332
   Effect of dilutive
    Convertible Preferred
     Stock                          -       26,750      (.001)
                           __________    _________     ______
     Diluted EPS           $1,856,000    5,615,436     $ .331
                           __________    _________     ______
                           __________    _________     ______




7. COMMITMENTS, CONTINGENCIES, and RELATED PARTY TRANSACTIONS

   Leases - The Company leases facilities from certain officers/directors/stockholders of the Company. One lease requires an annual payment of $3,400 due each July 1 while the other leases are on a month-to-month basis requiring payments of $1,535 and $300.

   Total lease expense under these arrangements for the fiscal years ended April 30, 2003 and 2002, was $25,000 for each year.

   The Company leases an airplane from an officer/director/ stockholder of the company on a month -to- month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2003 and 2002, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the officer contri-buted the airplane in trade for another airplane. The Company and the officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.


8. INCOME TAXES
   Reconciliation of income before income taxes with Federal and State taxable income:

                                            2003
                                    Federal           State
                                 ____________      ____________

 Income before taxes               $3,613,000        $3,613,000
 State income tax deduction          (258,000)         (258,000)
 Capital loss carryforward             58,000            58,000
 Nontaxable income                    (79,000)          (79,000)
 Nondeductible expenses
  and timing differences              (12,000)          (12,000)
                                   __________        __________

    Taxable income                 $3,322,000        $3,322,000
                                   __________        __________
                                   __________        __________

    Income tax - net of credits    $1,131,000        $  258,000
                                   __________        __________
                                   __________        __________

    Tax rate to taxable income          34.0%              7.8%
                                  ___________       ___________
                                  ___________       ___________




                                              2002
                                      Federal          State
                                   ____________     ____________

   Income before income taxes       $2,988,000       $2,988,000
   State income tax deduction         (223,000)        (223,000)
   Capital loss carryforward           209,000          209,000
   Nontaxable income                  (159,000)        (159,000)
   Nondeductible expenses
    and timing differences              57,000           57,000
                                    __________       __________

   Taxable income                   $2,872,000       $2,872,000
                                    __________       __________
                                    __________       __________

   Income tax - net of credits      $  977,000       $  155,000
                                    __________       __________
                                    __________       __________

   Tax rate to taxable income            34.0%             5.4%
                                    __________       __________
                                    __________       __________








   Deferred tax asset (liability) consist of the following components at April 30, 2003 and 2002:

                                        2003         2002
                                     _________     ________

  Deferred tax current assets:
   Accrued expenses and allowances
     Capital Loss carry forward      $113,000        $52,000
                                     ________       ________
     Net deferred tax asset
              (liability)            $113,000        $52,000
                                     ________       ________
                                     ________       ________


9. BUSINESS SEGMENTS

   The following is financial information relating to industry segments:

                                                 April 30,
                                            2003            2002

    Net revenue:
     Keyboard and other products        $ 1,054,000      $   880,000
     Security alarm products             11,841,000       11,951,000
                                        ___________      ___________

    Total net revenue                   $12,895,000      $12,831,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Keyboard and other products        $   269,000      $   190,000
     Security alarm products              3,090,000        2,579,000
                                        ___________       __________
    Total income from operations        $ 3,359,000      $ 2,769,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Keyboard and other products        $   283,000      $   281,000
     Security alarm products              3,388,000        3,847,000
     Corporate general                   14,185,000       11,345,000
                                        ___________      ___________

    Total assets                        $17,856,000      $15,473,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and
      amortization:
     Keyboard and other products        $     8,000      $     7,000
     Security alarm products                161,000          161,000
     Corporate general                       94,000           93,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   263,000      $   261,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Keyboard and other products        $         -      $         -
     Security alarm products                 85,000           99,000
     Corporate general                            -           85,000
                                        ___________      ___________
      Totals                            $    85,000      $   184,000
                                        ___________      ___________
                                        ___________      ___________





   10. CONCENTRATIONS of CREDIT RISK ARISING from CASH DEPOSITS in EXCESS of INSURED LIMITS

   The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2003, the company's uninsured cash balance totaled $2,359,000.

   The company has sales to a group of security alarm distributors representing 43% of total sales for the year ended April 30, 2003 and 34% of accounts receivable at April 30, 2003.


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

The following information as of April 30, 2003, is furnished with respect to each director and executive officer:



                                                              Director or
Name               Principal Occupation or Employment   Age   Officer Since
____               __________________________________   ___   _____________
Ken R. Risk        Chairman of the Board and President  55    1976

Eileen M. Risk     Secretary/Treasurer                  85    1976

Mary Ann Brothers  Executive Vice President             63    1984

Stephanie Risk     Chief Financial Officer/Controller   31    1999

Jerry Andersen     Director                             72    1978

Michael J. Nelson  Chairman, Firstier Banks             62    1992





(b) Business Experience of Directors and Executive Officers

Ken R. Risk and Eileen M. Risk, executive officers listed above, have served in various executive capacities with the company over the past fourteen years.

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

Michael J. Nelson, director, has worked in the banking business since 1963 and was the president of the First State Bank in Kimball, Nebraska until 2001. He is currently chairman of the Firstier Banks in Kimball, Nebraska.

Stephanie Risk, chief financial officer and controller, has nine years' experience in the accounting field. Stephanie also worked for the family business (Platte Valley Sales) during and after college as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.


(c) Identification of Certain Significant Employees

Ken R. Risk, Mary Ann Brothers and Stephanie Risk are officers and employees of the company. (See Item 9 [b].)

(d) Involvement in Certain Legal Proceedings

None.







ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 2001, 2002, and 2003:






                                Annual Compensation

    (a)              (b)        (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          2003      180,000	  -              -
Chief Executive      2002      181,000      -              -
Officer              2001      187,000      -              -

Mary Ann Brothers    2003      120,000      -              -
Executive Vice       2002      119,000      -         10,000 stock shares
President            2001      124,000      -              -

Donna Debowey        2003       37,000      -              -
Senior Vice          2002       36,000      -              -
President            2001       34,000      -              -

David Luppen         2003       50,000      -              -
Director of          2002       43,000      -              -
Engineering          2001       38,000      -              -

Dan Douglas          2003       45,000      -              -
Vice President of    2002       44,000      -              -
Materials            2001       43,000      -              -

Stephanie Risk       2003       35,000      -              -
Chief Financial      2002       33,000      -              -
Officer              2001       28,000      -              -







                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  2003         -           -            -            -
             2002         -           -            -            -
             2001         -           -            -            -


Mary Ann     2003         -           -            -            -
Brothers     2002         -           -            -            -
             2001         -           -            -            -


Donna        2003         -           -            -            -
Debowey      2002         -           -            -            -
             2001         -           -            -            -


David Luppen 2003         -           -            -            -
             2002         -           -            -            -
             2001         -           -            -            -


Dan Douglas  2003         -           -            -            -
             2002         -           -            -            -
             2001         -           -            -            -


Stephanie    2003         -           -            -            -
Risk         2002         -           -            -            -
             2001         -           -            -            -



Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


ITEM 11 SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and
        MANAGEMENT

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares outstanding on April 30, 2003.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,952,905       55%
A         Kimball, NE
          69145



None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


ITEM 12 CERTAIN RELATIONSHIPS and RELATED PARTY TRANSACTIONS

During each of the three years ended April 30, 2003, 2002, and 2001, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.


Related Party                    2003         2002         2001

Airplane Lease
  Ken R. Risk                  $27,000       $27,000      $27,000
  President

Building and Warehouse
Leases/Rentals
  Eileen M. Risk               $ 3,400       $ 3,400      $ 3,400
  Secretary/Treasurer

  Eileen M. Risk               $ 3,600       $ 3,600      $ 3,600
  Secretary/Treasurer

  Eileen M. Risk               $18,420       $18,420      $ 3,070
  Secretary/Treasurer

  Delores Spradlin             $     -       $     -      $15,350
  Sister, Ken R. Risk

Stock Transfer Agent
  Eileen M. Risk               $20,000       $20,000      $20,000
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

July 29, 2003

Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              July 29, 2003
Ken R. Risk              Chairman of the Board


/s/ Stephanie Risk       Chief Financial Officer    July 29, 2003
Stephanie Risk           and Controller


/s/ Jerry Andersen       Director                   July 29, 2003
Jerry Andersen


/s/ Michael J. Nelson    Director                   July 29, 2003
Michael J. Nelson