Form 10QSB
period 2003-07-31
RISK GEORGE INDUSTRIES INC
filed 2003-09-18
CIK 84112

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, DC  20549

				FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

		    For the quarter ended July 31, 2003

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
	  change Act of 1934

		    For the transition period from _________ to __________


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


APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 18, 2003 was 5,402,528.

Transitional Small Business Disclosure Format:  Yes  [ X ]   No  [    ]

			GEORGE RISK INDUSTRIES, INC.






		     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three month period ended July 31, 2003, are attached hereto.

			GEORGE RISK INDUSTRIES, INC.
			       BALANCE SHEET
			       JULY 31, 2003

				   ASSETS
Current Assets
   Cash and cash equivalents                                $ 3,294,000
   Marketable securities (Note 2)                            10,069,000
   Accounts receivable:
     Trade, net of $50,000 doubtful account allowance         1,694,000
     Other                                                        2,000
   Inventories (Note 3)                                       2,505,000
   Prepaid expenses                                              97,000
   Deferred income taxes                                        113,000
							    ------------
Total Current Assets                                        $17,774,000

Property and Equipment, net at cost                         $   893,000

Other Assets
   Investment in Land Limited Partnership, at cost              200,000
   Projects in process                                           46,000
   Other                                                          2,000
							    ------------
Total Other Assets                                          $   248,000

TOTAL ASSETS                                                $18,915,000
							    ============

			GEORGE RISK INDUSTRIES, INC.
			       BALANCE SHEET
			       JULY 31, 2003
		    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable, trade                                  $   158,000
   Accrued expenses
     Payroll and related expenses                               230,000
     Property taxes                                               2,000
   Notes payable, current                                       195,000
   Income taxes payable                                         332,000
							    ------------
Total Current Liabilities                                   $   917,000

Long-Term Liabilities
  Notes payable                                                       0
							    ------------
Total Long-Term Liabilities                                 $         0

Stockholders' Equity
   Convertible preferred stock, 1,000,000 shares
     authorized, Series 1-noncumulative, $20 stated
     value, 25,000 shares authorized, 5,350 issued and
     outstanding                                                107,000
   Common stock, Class A, $.10 par value, 10,000,000
     shares authorized, 8,502,832 shares issued and
     outstanding                                                850,000
   Additional paid-in capital                                 1,736,000
   Accumulated other comprehensive income                    (1,164,000)
   Retained earnings                                         18,232,000
   Less:  cost of treasury stock, 3,100,304 shares, at cost  (1,763,000)
							    ------------
Total Stockholders' Equity                                  $17,998,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $18,915,000
							    ============

			GEORGE RISK INDUSTRIES, INC.
		 STATEMENT OF INCOME AND RETAINED EARNINGS
			 FOR THE THREE MONTHS ENDED
					    July 31, 2003   July 31, 2002
					    -------------   -------------
Net Sales                                    $ 3,022,000     $ 3,021,000
   Less:  cost of goods sold                  (1,413,000)     (1,676,000)
					     ------------    ------------
Gross Profit                                 $ 1,609,000     $ 1,345,000

Operating Expenses:
   General and administrative                    167,000         160,000
   Selling                                       547,000         587,000
   Engineering                                    18,000          17,000
   Rent paid to related parties                   15,000          15,000
					     ------------    ------------
Total Operating Expenses                     $   747,000     $   779,000

Income From Operations                           862,000         566,000

Other Income (Expense)
   Other                                          (5,000)              0
   Dividend and interest income                   87,000          83,000
   Interest expense                                    0               0
   Gain/(loss) on sale of assets                  21,000           4,000
					     ------------    ------------
					     $   103,000     $    87,000

Income Before Provisions for Income Tax          965,000         653,000

Provisions for Income Tax                       (402,000)       (272,000)
					     ------------    ------------
Net Income                                   $   563,000     $   381,000

Retained Earnings, beginning of period       $17,669,000     $15,383,000

Retained Earnings, end of period             $18,232,000     $15,764,000

Income Per Share of Common Stock             $       .10     $       .07

Weighted Average Number of Common
   Shares Outstanding                          5,402,528       5,402,528


			GEORGE RISK INDUSTRIES, INC.
		     STATEMENT OF COMPREHENSIVE INCOME
			 FOR THE THREE MONTHS ENDED
						       July 31,
						 2003            2002
					     ---------------------------
Net Income                                   $   563,000     $   381,000
					     ------------    ------------

Other Comprehensive Income, net of tax
   Unrealized gain (loss) on securities:
     Unrealized holding gains (losses) arising
       during period                             252,000        (380,000)
     Reclassification adjustment for (gains)
       losses included in net income             (21,000)         (4,000)
					     ------------    ------------
   Other Comprehensive Income                $   231,000     $  (384,000)

Comprehensive Income (Loss)                  $   794,000     $    (3,000)
					     ============   =============

			GEORGE RISK INDUSTRIES, INC.
			  STATEMENT OF CASH FLOWS
					     For the three months ended
						       July 31,
						 2003            2002
					     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   563,000     $   381,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                 34,000          64,000
     Change in unrealized gain (loss) on
      investments                                231,000        (384,000)
  Changes in assets and liabilities:
     (Increase) decrease in:
       Marketable securities                    (388,000)       (225,000)
       Accounts receivable                      (140,000)        385,000
       Inventories                               (75,000)        117,000
       Prepaid expenses                           39,000           6,000
       Other assets                               32,000           7,000
       Receivables - officers and employees        1,000               0
     Increase (decrease) in:
       Accounts payable                           29,000           3,000
       Accrued expenses                          (52,000)         70,000
       Income tax payable                        402,000         272,000
					     ------------    ------------
	  Net cash provided by (used in)
	    operating activities             $   676,000     $   696,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) Sale of property and equipment      (41,000)        (22,000)
  (Purchase) of treasury stock                         0               0
					     ------------    ------------
	  Net cash provided by (used in)
	    investing activities             $   (41,000)   $    (22,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt           (40,000)         (3,000)
  Treasury stock issued                                0               0
					     ------------    ------------
	  Net cash provided by (used in)
	    financing activities             $   (40,000)    $    (3,000)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           $   595,000     $   671,000
					     ============    ============
Cash and cash equivalents, beginning of
  period                                     $ 2,699,000     $ 1,094,000
Cash and cash equivalents, end of period     $ 3,294,000     $ 1,765,000


			GEORGE RISK INDUSTRIES, INC.
		       NOTES TO FINANCIAL STATEMENTS
			       JULY 31, 2003

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

     Marketable equity securities and unrealized gains and losses consist of the following as of July 31, 2003 and July 31, 2002:

	  Cost Basis                         $11,233,000     $10,726,000
	  Market Value                        10,069,000       8,914,000
					     ------------    ------------
	  Net Unrealized Gain (Loss)         $(1,164,000)    $(1,812,000)

Note 3    Inventories

     At July 31, 2003 and July 31, 2002, respectively, inventories consisted of the following:

	  Raw Materials                      $ 1,680,000     $ 1,593,000
	  Work in Process                        527,000         442,000
	  Finished Goods                         275,000         272,000
	  Warehouse in England                    93,000          74,000
					     ------------    ------------
					     $ 2,575,000     $ 2,381,000
	  Less:  allowance for obsolete
		 inventory                       (70,000)        (70,000)
					     ------------    ------------
	  Net Inventories                    $ 2,505,000     $ 2,311,000
					     ============    ============

Note 4    Business Segments

     The following is financial information relating to industry segments:

						For the quarter ended
						       July 31,
						 2003            2002
					     ---------------------------
Net revenue:
     Pool alarm products                     $   341,000     $   308,000
     Keyboard products                           161,000         171,000
     Security alarm and other products         2,520,000       2,542,000
					     ------------    ------------
  Total net revenue                          $ 3,022,000     $ 3,021,000

Income from operations:
     Pool alarm products                     $    97,000     $    58,000
     Keyboard products                            46,000          32,000
     Security alarm and other products           719,000         476,000
					     ------------    ------------
  Total income from operations               $   862,000     $   566,000

Identifiable assets:
     Pool alarm products                     $   304,000     $   252,000
     Keyboard products                           234,000         365,000
     Security alarm and other products         4,169,000       3,747,000
     Corporate general                        14,208,000      11,307,000
					     ------------    ------------
  Total assets                               $18,915,000     $15,671,000

Depreciation and amortization:
     Pool alarm products                     $     2,000     $         0
     Keyboard products                             1,000           2,000
     Security alarm and other products            35,000          39,000
     Corporate general                            17,000          23,000
					     ------------    ------------
  Total depreciation and amortization        $    55,000     $    64,000

Capital expenditures:
     Pool alarm products                     $     1,000     $         0
     Keyboard products                                 0               0
     Security alarm and other products            16,000          22,000
     Corporate general                             6,000               0
					     ------------    ------------
  Total capital expenditures                 $    23,000     $    22,000

Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was estab-lished to account for any uncollectable accounts.


Note 6    Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

						    For the three months ended July 31, 2003
				  ----------------------------------------
				     Income          Shares     Per-share
				   (Numerator)   (Denominator)    Amount
				   ------------  -------------  ---------
Net Income                         $   563,000
				   ============
Basic EPS                          $   563,000      5,402,528   $   0.10
Effect of dilutive securities:
  Convertible preferred stock                0         26,750
				   ------------  -------------  ---------
Diluted EPS                        $   563,000      5,429,278   $   0.10



						    For the three months ended July 31, 2002
				  ----------------------------------------
				     Income          Shares     Per-share
				   (Numerator)   (Denominator)    Amount
				   ------------  -------------  ---------
Net Income                         $   381,000
				   ============
Basic EPS                          $   381,000      5,402,528   $   0.07
Effect of dilutive securities:
  Convertible preferred stock                0         26,750
				   ------------  -------------  ---------
Diluted EPS                        $   381,000      5,429,278   $   0.07





			GEORGE RISK INDUSTRIES, INC.





		     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

		     MANAGEMENT DISCUSSION AND ANALYSIS
			   OF FINANCIAL CONDITION
			 AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2003.

Net cash increased $595,000 during the quarter ended July 31, 2003 as compared to an increase of $671,000 during the corresponding quarter last year. Marketable securities increased $388,000 for the quarter as compared to a $225,000 increase for the corresponding quarter last year. We have been trying to not put much additional cash into the marketable securities, but instead we are trying to use the money already in the investment accounts to make smart investment choices. Inventories increased $75,000 during the current quarter as compared to a $117,000 decrease last year. Accounts receivable increased $140,000 for the quarter ending July 31, 2003, as com-pared to a $385,000 decrease for the same quarter last year. At the quarter ended July 31, 2003, 77.6% of the receivables are considered current (less than 45 days) and 3.8% of the total are over 90 days past due. At the quarter ended July 31, 2003 there was a $32,000 decrease in other assets while at July 31, 2002, there was a $7,000 decrease. We completed two molds by July 31, 2003, and that is the reason for the larger decrease in other assets when comparing the current year and last year.

At the quarter ended July 31, 2003, accounts payable shows a decrease of $29,000 as compared to an increase of only $3,000 for the same quarter the year before. As usual, we continue to strive to pay all of our payables within terms and take all purchase discounts that are available. Accrued expenses decreased $52,000 for the current quarter as compared to a $70,000 increase for the quarter ended July 31, 2002 This is due in part to the fact that we have fewer employees than we did at the same time last year. Income tax payable increased $402,000 for the quarter ended July 31, 2003. This compares to an increase of $272,000 for the quarter ended July 31, 2002. The difference of $130,000 accounts for the fact that our net income is higher at the quarter ended July 31, 2003 than the quarter ended July 31, 2002.

The following is a list of ratios to help analyze George Risk Industries' performance:

					       Qtr ended       Qtr ended
					     July 31, 2003   July 31, 2002
					     -----------------------------
     Working capital                         $ 16,857,000    $ 13,991,000
     Current ratio                                 19.383          23.068
     Quick ratio                                   16.420          19.216
     Cash per share (including marketable
       securities)                           $       2.47    $       1.98
     Equity per share                        $       3.33    $       2.75



Net sales were $3,022,000 for the quarter ended July 31, 2003, which is a 1% increase from the corresponding quarter last year. Cost of goods sold was 46.8% of net sales for the quarter ended July 31, 2003 and the cost of goods sold percentage to net sales was 55.5% for the quarter ended July 31, 2002. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. But for the current fiscal year, we have been able to decrease our cost of materials and direct labor while sales have remained steady.

Operating expenses were 24.7% of net sales for the quarter ended July 31, 2003 as compared to 25.8% for the corresponding quarter last year. Having relatively the same percentages for both periods shows that management keeps a close eye on our operating expenses to keep them in line from year to year. We anticipated our sales to be about the same as they were last year, so management was able to cut back wages and staff. Income from operations for the quarter ended July 31, 2003 was at $862,000, which is a 52.3% increase from the corresponding quarter last year, which had income from operations of $566,000.

Other income and expenses showed a $103,000 gain for the quarter ended
July 31, 2003 as compared to having an $87,000 gain for the quarter ended July 31, 2002. The main reason for the difference in the amount of the gains from one quarter to the other is that we have been able to sell off some of our investments for gains since the stock market has been doing better. In turn, net income for the quarter ended July 31, 2003 was at $563,000, a 47.77% increase from the corresponding quarter last year, which showed a net income of $381,000. Earnings per share for the quarter ended July 31, 2003 was $0.10 per share and $0.07 per share for the quarter ended July 31, 2002.

Our security sales division has obtained the "C E" Approval on our Therm-Stats, which allows us to sell these products in the European market-place. We have also received a C.U.L. listing for our CC-01 current con-troller for selling in the Canadian market.

Sales has introduced the Box Tamper, the TS-01 and TSW-01 to replace our previous tamper. This product was wholly designed and manufactured inter-nally whereas, the previous product was purchased outside.

Due to the continued interest in our product line of Temperature Sensors, we will soon have a fixed temperature sensor in house set for a 42 degree-trip mark. We will also market other set temperature sensors when the demand is large enough.

Research and development continues on the following new products: a humidity sensor for the Therm-Stats, flex sensors, a 4-door annunciator, high security switches, a glass break switch, a "clamp on" overhead door contact, and a 10-key keypad using our touch sensor technology. Engineering is redesigning our pool alarm to make use of our existing Programmable Relay Module, the PRM-1, which will reduce manufacturing costs.

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




Item 1.   Legal Proceedings
     Not applicable

Item 2.   Changes in Securities
     Not applicable.

Item 3.   Defaults upon Senior Securities
     Not applicable

Item 4.   Submission of Matters to a Vote of Securities
     Not applicable

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
      A.  Reports on Form 8-K
	  No 8-K reports were filed during the quarter ended July 31, 2003.

				 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			George Risk Industries, Inc.
				(Registrant)


Date 09-18-2003               By:  /s/  Kenneth R. Risk
			      Kenneth R. Risk, President and Chairman
			      of the Board

Date 09-18-2003               By:  /s/  Stephanie M. Risk
			      Stephanie M. Risk, Chief Financial Officer
			      and Controller

CERTIFICATION OF KEN R. RISK, PRESIDENT AND CHAIRMAN OF THE BOARD, PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Ken R. Risk, certify that:

    1. I have reviewed this quarterly report on Form 10QSB of George Risk Industries, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any un-true statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us by others, particularly during the period in which the quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evalu-ation, including any corrective actions with regard to significant deficiencies and material weaknesses.


				   By:  /s/  Kenneth R. Risk
				   Kenneth R. Risk
				   President and Chairman of the Board

CERTIFICATION OF STEPHANIE M. RISK, CHEIF FINANCIAL OFFICER, PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Stephanie M. Risk, certify that:

    1. I have reviewed this quarterly report on Form 10QSB of George Risk Industries, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us by others, particularly during the period in which the quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, in-cluding any corrective actions with regard to significant deficiencies and material weaknesses.


				   By:  /s/  Stephanie M. Risk
				   Stephanie M. Risk
				   Chief Financial Officer and Controller