Form 10QSB/A
period 2003-07-31
RISK GEORGE INDUSTRIES INC
filed 2003-10-06
CIK 84112

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


APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of October 6, 2003 was 5,402,528.

Transitional Small Business Disclosure Format:  Yes  [ X ]   No  [    ]

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                       THE SARBANES-OXLEY ACT OF 2002

I, Ken R. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated July 31, 2003 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.

						By:  /s/  Ken R. Risk
						Ken R. Risk
						President and Chief Executive Officer


I, Stephanie M. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated July 31, 2003 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.

						By:  /s/  Stephanie M. Risk
						Stephanie M. Risk
						Chief Financial Officer