Form 10QSB
period 2003-10-31
RISK GEORGE INDUSTRIES INC
filed 2003-12-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2003

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

               For the transition period from ____________ to ____________


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 15, 2003 was 5,402,528.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three month period ended October 31, 2003, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2003

                                   ASSETS
Current Assets
   Cash and cash equivalents                                $  3,412,000
   Marketable securities (Note 2)                             10,388,000
   Accounts receivable:
     Trade, net of $50,000 doubtful account allowance          1,997,000
     Other                                                         1,000
   Income tax overpayment                                          1,000
   Inventories (Note 3)                                        2,256,000
   Prepaid expenses                                              103,000
   Deferred income taxes                                         113,000
                                                            -------------
Total Current Assets                                        $ 18,271,000

Property and Equipment, net at cost                         $    907,000

Other Assets
   Investment in Land Limited Partnership, at cost               200,000
   Projects in process                                            14,000
   Other                                                           2,000
                                                            -------------
Total Other Assets                                          $    216,000

TOTAL ASSETS                                                $ 19,394,000
                                                            =============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2003
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable, trade                                  $     93,000
   Accrued expenses
     Payroll and related expenses                                344,000
     Property taxes                                               (5,000)
   Notes payable, current                                        195,000
                                                            -------------
Total Current Liabilities                                   $    627,000

Long-Term Liabilities
   Notes payable                                                       0
                                                            -------------
Total Long-Term Liabilities                                 $          0

Stockholders' Equity
   Convertible preferred stock, 1,000,000 shares
     authorized, Series 1-noncumulative, $20 stated value,
     25,000 shares authorized, 5,350 issued and outstanding      107,000
   Common stock, Class A, $.10 par value, 10,000,000 shares
     authorized, 8,502,832 shares issued and outstanding         850,000
   Additional paid-in capital                                  1,736,000
   Accumulated other comprehensive income                       (953,000)
   Retained earnings                                          18,790,000
   Less: cost of treasury stock, 3,100,304 shares, at cost    (1,763,000)
                                                            -------------
Total Stockholders' Equity                                  $ 18,767,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 19,394,000
                                                            =============

                        GEORGE RISK INDUSTRIES, INC.
                              INCOME STATEMENT

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2003         2003          2002         2002
                         ----------------------------------------------------
Net Sales                $ 3,406,000  $ 6,428,000   $ 3,564,000  $ 6,585,000
Less: cost of goods sold  (1,748,000)  (3,160,000)   (1,490,000)  (3,166,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,658,000  $ 3,268,000   $ 2,074,000  $ 3,419,000

Operating Expenses:
  General and
    administrative           174,000      343,000       178,000      337,000
  Selling                    578,000    1,125,000       627,000    1,214,000
  Engineering                 19,000       36,000        16,000       34,000
  Rent paid to related
    parties                   11,000       26,000        11,000       26,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   782,000  $ 1,530,000   $   832,000  $ 1,611,000

Income From Operations       876,000    1,738,000     1,242,000    1,808,000

Other Income (Expense)
  Other                            0       (4,000)      (10,000)     (10,000)
  Dividend and interest
    income                    72,000      159,000        75,000      158,000
  Gain (loss) on sale of
    investments                7,000       28,000      (175,000)    (171,000)
  Gain (loss) on sale of
    assets                     4,000        4,000             0            0
                         ------------ ------------  ------------ ------------
                         $    83,000  $   187,000   $  (110,000) $   (23,000)

Income Before Provisions
  for Income Tax             959,000    1,925,000     1,132,000    1,785,000

Provisions for Income Tax   (401,000)    (803,000)     (473,000)    (745,000)
                         ------------ ------------  ------------ ------------
Net Income               $   558,000  $ 1,122,000   $   659,000  $ 1,040,000

Retained Earnings,
  beginning of period    $18,232,000  $17,668,000   $15,764,000  $15,383,000

Retained Earnings,
  end of period          $18,790,000  $18,790,000   $16,423,000  $16,423,000

Income Per Share of Common
  Stock: (Note 6)
    Basic                $       .10  $       .21   $       .12  $       .19
    Assuming Dilution    $       .10  $       .21   $       .12  $       .19

                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2003         2003          2002         2002
                         ----------------------------------------------------
Net Income               $   558,000  $ 1,122,000   $   659,000  $ 1,040,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
     gains (losses) arising
     during period           219,000      470,000       (85,000)    (466,000)
    Reclassification adjustment
     for (gains) losses included
     in net income            (8,000)     (28,000)      175,000      171,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
   Income                $   211,000  $   442,000   $    90,000  $  (295,000)

Comprehensive Income     $   769,000  $ 1,564,000   $   749,000  $   745,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2003         2003          2002         2002
                        -----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   558,000  $ 1,122,000   $   659,000  $ 1,040,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               57,000      114,000        65,000      129,000
   (Gain) Loss on sale of
    property and equipment    (4,000)      (4,000)            0            0
   Change in unrealized gain/
    (loss) on investments    211,000      442,000        90,000     (295,000)
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Investments/securities  (319,000)    (707,000)       63,000      162,000
    Accounts receivable     (303,000)    (444,000)     (450,000)     (64,000)
    Inventories              248,000      174,000      (117,000)           0
    Prepaid expenses          (5,000)      33,000        (1,000)       5,000
    Other assets              32,000       64,000      (207,000)    (200,000)
    Receivables-officers
      and employees                0        1,000        (1,000)      (1,000)
  Increase (decrease) in:
    Accounts payable         (65,000)     (36,000)       80,000       83,000
    Accrued expenses         107,000       55,000       (48,000)      22,000
    Income tax payable      (333,000)      69,000        10,000      282,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   184,000  $   883,000   $   110,000  $   806,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property
    and equipment            (70,000)    (134,000)      (16,000)     (38,000)
  Purchase of treasury stock       0            0             0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $   (70,000) $  (134,000)  $    16,000  $   (38,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
   long-term debt                  0      (40,000)       (1,000)      (4,000)
  Proceeds from sale of
   property and equipment      4,000        4,000             0            0
  Treasury stock issued            0            0             0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $     4,000  $   (36,000)  $    (1,000) $    (4,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $   118,000  $   713,000   $   126,000  $   797,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 3,294,000  $ 2,699,000   $ 1,765,000  $ 1,094,000
Cash and cash equivalents,
  end of period          $ 3,412,000  $ 3,412,000   $ 1,891,000  $ 1,891,000


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2003

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

     Marketable equity securities and unrealized gains and losses consist of the following as of October 31, 2003 and October 31, 2002:

          Cost Basis                         $ 11,341,000   $ 10,523,000
          Market Value                         10,388,000      8,801,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $   (953,000)  $ (1,722,000)

Note 3    Inventories

     At October 31, 2003 and October 31, 2002, respectively, inventories consisted of the following:

          Raw Materials                      $  1,547,000   $  1,581,000
          Work in Process                         464,000        646,000
          Finished Goods                          236,000        191,000
          Warehouse in England                     79,000         80,000
                                             -------------  -------------
                                             $  2,326,000   $  2,498,000
          Less:  allowance for obsolete
                 inventory                        (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  2,256,000   $  2,428,000
                                             =============  =============

Note 4    Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
									          October 31,
                                                   2003           2002
Net revenue:
  Pool alarm products                        $    282,000   $    333,000
  Keyboard products                               111,000        250,000
  Security alarm and other products             3,013,000      2,981,000
                                             -------------  -------------
Total net revenue                            $  3,406,000   $  3,564,000

Income from operations:
  Pool alarm products                        $     72,000   $    116,000
  Keyboard products                                29,000         87,000
  Security alarm and other products               775,000      1,039,000
                                             -------------  -------------
Total income from operations                 $    876,000   $  1,242,000

Identifiable assets:
  Pool alarm products                        $    273,000   $    243,000
  Keyboard products                               194,000        415,000
  Security alarm and other products             4,301,000      4,256,000
  Corporate general                            14,626,000     11,547,000
                                             -------------  -------------
Total assets                                 $ 19,394,000   $ 16,461,000

Depreciation and amortization:
  Pool alarm products                        $      2,000   $          0
  Keyboard products                                 1,000          2,000
  Security alarm and other products                35,000         40,000
  Corporate general                                19,000         23,000
                                             -------------  -------------
Total depreciation and amortization          $     57,000   $     65,000

Capital expenditures:
  Pool alarm products                        $          0   $          0
  Keyboard products                                     0              0
  Security alarm and other products                51,000         16,000
  Corporate general                                19,000              0
                                             -------------  -------------
Total capital expenditures                   $     70,000   $     16,000

Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established to account for any uncollectable accounts.

Note 6    Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

						  For the three months ended October 31, 2003
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  558,000
                                ===========
Basic EPS                       $  558,000        5,402,528    $     0.10
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  563,000        5,429,278    $     0.10

						   For the six months ended October 31, 2003
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,122,000
                                ===========
Basic EPS                       $1,122,000        5,402,528    $     0.21
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,122,000        5,429,278    $     0.21

						  For the three months ended October 31, 2002
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $   659,000
                                ============
Basic EPS                       $   659,000       5,402,528    $     0.12
Effect of dilutive securities:
  Convertible preferred stock             0          26,750
                                ------------   -------------   -----------
Diluted EPS                     $   659,000       5,429,278    $     0.12

						   For the six months ended October 31, 2002
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,040,000
                                ===========
Basic EPS                       $1,040,000        5,402,528    $     0.19
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,040,000        5,429,278    $     0.19





                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed financial statements, and with the George Risk Industries' audited financial statements and discussion for the fiscal year ended April 30, 2003.

Net cash increased $118,000 during the quarter ended October 31, 2003 as compared to an increase of $126,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash increased $713,000 for the six months ended October 31, 2003, while, for the same period last year, net cash increased $797,000. Investments and marketable securities increased $319,000 for the quarter while it increased $707,000 for the year-to-date data. The reason for the increases in the investment accounts is that we have started to put some excess cash into the marketable securities, but not at the rapid pace that we were doing a few years ago. Inventories decreased $248,000 during the current quarter as compared to a $117,000 increase last year. The year-to-date numbers show the inventory decreased $174,000 for the current year, while inventory returned to the same amount that we had on books at fiscal year end for the same period last year. The quarterly and year-to-date decrease in inventory occurred because we were stocked up on several main raw materials and there was not a need to buy as much. Accounts receivable increased $303,000 during the current quarter as compared to a $450,000 increase for the corresponding quarter last year. The year-to-date figures show an increase of $444,000 for the current six months and a $64,000 increase for the same period last year. The main reason for the increase in accounts receivable is that we have had to extend out payment terms to some of our customers in order for them to continue to buy from us. At Oct-ober 31, 2003, 87.55% of the receivables were considered current (less than 45 days) and 2.07% of the total were over 90 days past due. For the quarter ended October 31, 2003 there was a $32,000 decrease in other assets while for the quarter ended October 31, 2002, there was a $207,000 increase. The six months ended October 31, 2003, shows a $64,000 decrease in other assets while at the same period last year there is a $200,000 increase. The reason for the big increases in other assets last year is that we had just completed a remodeling project in our main building. This project consisted of making office space available for our sales staff.

At the quarter ended October 31, 2003, accounts payable decreased $65,000 as compared to an $80,000 increase for the same quarter the year before. As for year-to-date numbers, there was a $36,000 decrease for the six months ended October 31, 2003, and a $83,000 increase for the same period ended Oct-ober 31, 2002. As stated before, our inventory has increased and we are stocked up on many raw materials, so there is less of a need for big pur-chases and therefore the accounts payable numbers are lower. There was no cash flow for notes payable during for the current quarter, while there was a $1,000 decrease for the corresponding quarter last year. Year-to-date figures displayed a $40,000 decrease for the current six months, while there was a $4,000 decrease for same period last year. A new note was booked last fiscal year for payment on GRI stock that was purchased back by us. Income tax payable decreased $333,000 for the quarter ended October 31, 2003, while it increased $10,000 for the quarter ended October 31, 2002. For the six months ended October 31, 2003, income tax payable increased $69,000, as it increased $282,000 for the corresponding period a year ago. The big de-creases for the current quarter and the smaller increase in the year-to-date numbers reflect the decrease in net income.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                        For the quarter ended October 31,
                                             2003               2002
                                        ---------------------------------
     Working capital                     $17,644,000        $14,769,000
     Current ratio                            29.140             22.880
     Quick ratio                              25.195             19.105
     Cash per share (including marketable
       securities)                            $ 2.55             $ 1.70
     Equity per share                         $ 3.47             $ 2.89


Net sales were $3,406,000 for the quarter ended October 31, 2003, which is a 4.4% decrease from the corresponding quarter last year. Year-to-date net sales were $6,428,000 at October 31, 2003, which is a 2.4% decrease from the same period last year. Cost of goods sold was 51.3% of net sales for the quarter ended October 31, 2003 and 41.8% for the same quarter last year. Year-to-date cost of goods sold percentages were 49.2% for the current six months and 48.1% for the corresponding six months last year. Having rel-atively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. But the increase for the current quarter helps account for the decrease in net income. As a whole, our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 23.0% of net sales for the quarter ended October 31, 2003 as compared to 23.3% for the corresponding quarter last year. Year-to-date operating expenses were 23.8% of net sales for the six months ended October 31, 2003, while they were 24.5% for the same period last year. In-come from operations for the quarter ended October 31, 2003 was at $876,000, which is a 29.5% decrease from the corresponding quarter last year, which had income from operations of $1,242,000. Income from operations for the six months ended October 31, 2003 was at $1,738,000, which is only a 3.87% de-crease from the corresponding six months last year, which had income from operations of $1,808,000.

Other income and expenses showed gains of $83,000 and $187,000 for the quarter and six months ended October 31, 2003, respectively. The other in-come and expense numbers for last year were losses of $110,000 for the quar-ter and $23,000 for the six months ending October 31, 2002. The main reason for the losses in the previous year is that we sold our WorldCom stock in the second quarter. That accounted for a $175,000 loss on our investments. Net income for the quarter ended October 31, 2003 was at $558,000, a 15.3% de-crease from the corresponding quarter last year, which showed a net income of $659,000. Net income for the six months ended October 31, 2003 was $1,122,000, a 7.9% increase from the same period last year. Net income for the six months ended October 31, 2002 was $1,040,000. Earnings per common share for the quarter ended October 31, 2003 was $0.10 per share and $0.21 per share for the year-to-date numbers. EPS for the quarter and six moths ended October 31, 2002 was $0.12 per share and $0.19 per share, respectively.

George Risk Industries does have three distinct business segments, security alarm products, keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the two segments.

Our security sales department has received the new version of our T8005 set temperature sensor. Also, our basic designed shockgard is now in house.

We recently introduced our "armored disconnect cable" which was designed for use with our pull-apart switches. When a longer cable run is required, these extensions offer a simple solution for protecting moveable objects such as bicycles, golf carts, lawn equipment, tire, etc.

Engineering has developed a modification to our C2T technology presently used for our CT300 touch sensor. This modified product will be developed into an Americans With Disabilities wall plate.

Research and development continues on the glass break sensor. This has top priority in all departments. Also, in R&D is the fail safe moisture sensor, the 2826.

A surface mount pre-wire is being developed in response to the mold problem being experienced in humid climates and the reaction of the insurance com-panies to this situation.

Tool and die reports that they are continuing work on the glass break mold along with a 16 cavity new mold for the 20RS series switches.

Management is always open to the possibility to acquire a business that would complement our equipment, marketing techniques and established customers to increase sales and profits.

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




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
A.     Reports on Form 8-K
     No 8-K reports were filed during the quarter ended October 31, 2003.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date	12-15-2003			By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board

Date	12-15-2003			By:  /s/ Stephanie M. Risk
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

        b) evaluated the effectiveness of the registrant's disclosure con-trols and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

        a) all significant deficiencies in the design or operation of in-ternal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in in-ternal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evalu-ation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

        b) evaluated the effectiveness of the registrant's disclosure con-trols and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

        a) all significant deficiencies in the design or operation of in-ternal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the quarterly report whether there were significant changes in in-ternal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evalu-ation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   By:  /s/  Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
       OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ken R. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated October 31, 2003 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.

                                   By:  /s/  Ken R. Risk
                                   Ken R. Risk
                                   President and Chief Executive Officer


I, Stephanie M. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated Oct-ober 31, 2003 fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.

                                   By:  /s/  Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer