Form 10QSB
period 2004-01-31
RISK GEORGE INDUSTRIES INC
filed 2004-03-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2004

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

               For the transition period from ___________ to ____________


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 16, 2004, was 5,402,528.

Transitional Small Business Disclosure Format:   Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three month period ended January 31, 2004, and the nine month period ended January 31, 2004, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2004

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 4,126,000
     Marketable securities (Note 2)                          10,800,000
     Accounts receivable:
       Trade, net of $50,000 doubtful account allowance       1,724,000
       Other                                                      1,000
     Inventories (Note 3)                                     2,323,000
     Prepaid expenses                                            90,000
     Deferred income taxes                                      113,000
                                                            ------------
Total Current Assets                                        $19,177,000

Property and Equipment, net at cost                         $   881,000

Other Assets
     Investment in Limited Land Partnership, at cost            200,000
     Projects in process                                         22,000
     Other                                                        2,000
                                                            ------------
Total Other Assets                                          $   224,000

TOTAL ASSETS                                                $20,282,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2004

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   159,000
     Accrued expenses
       Payroll and related expenses                             225,000
       Property taxes                                             2,000
     Income taxes payable                                        62,000
     Notes payable, current                                     195,000
                                                            ------------
Total Current Liabilities                                   $   643,000

Long-Term Liabilities
     Notes payable                                                    0
                                                            ------------
Total Long-Term Liabilities                                 $         0

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
       authorized, Series 1-noncumulative, $20 stated
       value, 25,000 shares authorized, 5,350 issued and
       outstanding                                              107,000
     Common stock, Class A, $.10 par value, 10,000,000
       shares authorized, 8,502,832 shares issued and
       outstanding                                              850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                    (680,000)
     Retained earnings                                       19,389,000
     Less:  cost of treasury stock, 3,100,304 shares,
       at cost                                               (1,763,000)
                                                            ------------
Total Stockholders' Equity                                  $19,639,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY				$20,282,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                        Three months  Nine months  Three months  Nine months
                           ended         ended        ended         ended
                         January 31,  January 31,   January 31,  January 31,
                            2004         2004          2003         2003
                         ----------------------------------------------------
Net Sales                $ 3,214,000  $ 9,641,000   $ 3,393,000  $ 9,978,000
Less: cost of goods sold  (1,515,000   (4,675,000)   (1,709,000)  (4,875,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,699,000  $ 4,966,000   $ 1,684,000  $ 5,103,000

Operating Expenses:
  General and admini-
    strative                 164,000      507,000       167,000      504,000
  Selling                    582,000    1,707,000       585,000    1,798,000
  Engineering                 20,000       56,000        17,000       51,000
  Rent Paid to Related
    Parties                   11,000       37,000        11,000       38,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   777,000  $ 2,307,000   $   780,000  $ 2,391,000

Income From Operations       922,000    2,659,000       904,000    2,712,000

Other Income (Expense)
  Interest Income             (5,000)      (9,000)        7,000       (3,000)
  Interest Expense                 0            0             0            0
  Investment Income (Loss)   111,000      271,000        78,000      236,000
  Gain/(loss) on sale of
    investments                3,000       31,000       115,000      (56,000)
  Gain/(loss) on sale of
    assets                         0        4,000             0            0
                         ------------ ------------  ------------ ------------
                         $   109,000  $   297,000   $   200,000  $   177,000

Income Before Provisions
  for Income Tax           1,031,000    2,956,000     1,104,000    2,889,000

Provisions for Income Tax   (432,000)  (1,235,000)     (461,000)  (1,206,000)
                         ------------ ------------  ------------ ------------
Net Income               $   599,000  $ 1,721,000   $   643,000  $ 1,683,000

Retained Earnings,
  beginning of period    $18,790,000  $17,668,000   $16,423,000  $15,383,000

Retained Earnings,
  end of period          $19,389,000  $19,389,000   $17,066,000  $17,066,000

Income Per Share
  (Note 6)
     Basic               $      .11   $       .32   $       .12  $       .31
     Assuming Dilution   $      .11   $       .32   $       .12  $       .31


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Nine months  Three months  Nine months
                           ended         ended        ended         ended
                         January 31,  January 31,   January 31,  January 31,
                            2004         2004          2003         2003
                         ----------------------------------------------------
Net Income               $   599,000  $ 1,721,000   $   643,000  $ 1,683,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
     gains (losses) arising
     during period           277,000      747,000       (17,000)    (141,000)
    Reclassification adjustment
     for gains (losses) included
     in net income            (3,000)     (31,000)      115,000      (56,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   274,000  $   716,000   $    98,000  $  (197,000)

Comprehensive Income     $   873,000  $ 2,437,000   $   741,000  $ 1,486,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Nine months  Three months  Nine months
                           ended         ended        ended         ended
                         January 31,  January 31,   January 31,  January 31,
                            2004         2004          2003         2003
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   599,000  $ 1,721,000   $   643,000  $ 1,683,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               59,000      172,000        68,000      197,000
   (Gain)/loss on sale of
    property and equipment         0       (4,000)            0            0
   Change in unrealized gain/
    (loss) on investments    274,000      716,000        98,000     (197,000)
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Marketable securities   (413,000)  (1,119,000)     (289,000)    (451,000)
    Accounts receivable      274,000     (170,000)      205,000      141,000
    Inventories              (66,000)     107,000       (80,000)     (80,000)
    Prepaid expenses          12,000       45,000       (13,000)      (8,000)
    Other assets              (8,000)      56,000       (21,000)    (221,000)
    Receivables-officers
      and employees            1,000        2,000         3,000        2,000
  Increase (decrease) in:
    Accounts payable          66,000       30,000       (19,000)      63,000
    Accrued expenses        (113,000)     (58,000)      (60,000)     (38,000)
    Income tax payable        63,000      132,000             0      282,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   748,000  $ 1,630,000   $   535,000  $ 1,373,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  (Purchase) Sale of property
    and equipment            (33,000)    (167,000)      (47,000)     (84,000)
  (Purchase) of treasury stock     0            0             0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $   (33,000) $  (167,000)  $   (47,000) $   (84,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt                 0       (40,000)           0       (4,000)
   Proceeds from sale of
     property and equipment        0         4,000            0            0
   Treasury stock issued           0             0            0            0
                         ------------ ------------- ------------ ------------
Net cash provided by (used in)
  financing activities   $         0  $    (36,000) $         0  $    (4,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $   715,000  $ 1,427,000   $   488,000  $ 1,285,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 3,411,000  $ 2,699,000   $ 1,891,000  $ 1,094,000
Cash and cash equivalents,
   end of period         $ 4,126,000  $ 4,126,000   $ 2,379,000  $ 2,379,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             JANUARY 31, 2004

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

     Marketable equity securities and unrealized gains and losses consist of the following as of January 31, 2004 and January 31, 2003:

          Cost Basis                         $11,480,000    $10,765,000
          Fair Value                          10,800,000      9,140,000
                                             ------------   ------------
          Net Unrealized Gain (Loss)         $   680,000    $(1,625,000)

Note 3    Inventories
---------------------

     At January 31, 2004 and January 31, 2003, respectively, inventories con-sisted of the following:

          Raw Materials                      $ 1,630,000    $ 1,635,000
          Work in Process                        400,000        480,000
          Finished Goods                         296,000        398,000
          Warehouse in England                    67,000         65,000
                                             ------------   ------------
                                             $ 2,393,000    $ 2,578,000
          Less:  allowance for obsolete
                 inventory                       (70,000)       (70,000)
                                             ------------   ------------
          Net Inventories                    $ 2,323,000    $ 2,508,000
                                             ============   ============

Note 4    Business Segments
---------------------------

	The following is financial information relating to industry segments:
                                                For the quarter ended
                                                      January 31,
                                                  2004           2003
                                             ----------------------------
Net revenue:
     Pool alarm products                      $   237,000    $   228,000
     Keyboard products                            133,000        448,000
     Security alarm and other products          2,844,000      2,717,000
                                             ------------   ------------
Total net revenue                            $ 3,214,000    $ 3,393,000

Income from operations:
     Pool alarm products                     $    68,000    $    61,000
     Keyboard products                            38,000        119,000
     Security alarm and other products           816,000        724,000
                                             ------------   ------------
Total income from operations                 $   922,000    $   904,000

Identifiable assets:
     Pool alarm products                     $   221,000    $   226,000
     Keyboard products                           278,000        345,000
     Security alarm and other products         4,042,000      4,214,000
     Corporate general                        15,741,000     12,337,000
                                             ------------   ------------
Total assets                                 $20,282,000    $17,122,000

Depreciation and amortization:
     Pool alarm products                     $     1,000    $     1,000
     Keyboard products                             1,000          2,000
     Security alarm and other products            31,000         34,000
     Corporate general                            26,000         29,000
                                             ------------   ------------
Total depreciation and amortization          $    59,000    $    66,000

Capital expenditures:
     Pool alarm products                     $         0    $    30,000
     Keyboard products                                 0              0
     Security alarm and other products                 0         15,000
     Corporate general                            33,000              0
                                             ------------   ------------
Total capital expenditures                   $      33,000       $      45,000

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
----------------------------
	Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2004
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net income                      $  599,000
                                ===========
Basic EPS                       $  599,000        5,402,528    $     0.11
Effect of Dilutive Securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  599,000        5,429,278    $     0.11


						   For the nine months ended January 31, 2004
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,721,000
                                ===========
Basic EPS                       $1,721,000        5,402,528    $     0.32
Effect of Dilutive Securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,721,000        5,429,278    $     0.32



                                For the three months ended January 31, 2003
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  643,000
                                ===========
Basic EPS                       $  643,000        5,402,528    $     0.12
Effect of Dilutive Securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  643,000        5,429,278    $     0.12


						   For the nine months ended January 31, 2003
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,683,000
                                ===========
Basic EPS                       $1,683,000        5,402,528    $     0.31
Effect of Dilutive Securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,683,000        5,429,278    $     0.31






                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the George Risk Indus-tries' audited financial statements and discussion for the fiscal year ended April 30, 2003

Net cash increased $715,000 during the quarter ended January 31, 2004 as com-pared to an increase of $488,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash increased $1,427,000 for the nine months ended January 31, 2004, while, for the same period last year, net cash increased $1,285,000. Investments and marketable securities increased $413,000 for the quarter and increased $1,119,000 for the year-to-date data. The reason for the bigger increases in marketable securities when comparing the number from last year is that we have started putting some excess cash back into the market. Inventories increased $66,000 for the current quarter as compared to an $80,000 increase for the same quarter last year. The year-to-date numbers show a $107,000 decrease in inventory for the current year, while there was an $8,000 decrease for the same period last year. Our sales are down slightly this year, which accounts for the decrease in inventory. Accounts receivable decreased $274,000 during the current quarter as compared to a $205,000 decrease for the corresponding quarter last year. The year-to-date figures show an increase of $170,000 for the current nine months and a $141,000 decrease for the same period last year. The main reason for the in-crease for the year-to-date number in accounts receivable is that we have had to extend out payment terms to some of our customers. At January 31, 2004, 76% of the receivables were considered current (less than 45 days) and 1.64% of the total were over 90 days past due. For the quarter ended January 31, 2004 there was an $8,000 increase in other assets while for the quarter ended January 31, 2003, there was a $21,000 increase. The nine months ended Jan-uary 31, 2004, shows a $56,000 decrease in other assets while the same period last year shows a $221,000 increase. The reason for the big increase in other assets for last year's year-to-date figures is that we purchased two units of a limited land partnership in the Winter Park, CO area as a long-term investment.

At the quarter ended January 31, 2004, accounts payable increased $66,000 as compared to a $19,000 decrease for the same quarter the year before. As for year-to-date numbers, there was a $30,000 increase for the nine months ended January 31, 2004, and a $63,000 increase for the same period ended January 31, 2003. Income tax payable increased $63,000 for the current quarter while it showed a zero dollar change for the quarter ended January 31, 2003. For the nine months ended January 31, 2004, income tax payable in-creased $132,000, while it increased $282,000 for the corresponding period a year ago. The differences from year to year reflect the differences in net income.

The following is a list of ratios to help analyze George Risk Industries' performance:


                                        For the quarter ended January 31,
                                             2004               2003
                                        --------------------------------
     Working capital                    $18,534,000         $15,316,000
     Current ratio                           29.824              26.698
     Quick ratio                             25.894              22.262
     Cash per share (including marketable
       securities)                            $2.76               $2.13
     Equity per share                         $3.64               $3.03


Net sales were $3,214,000 for the quarter ended January 31, 2004, which is a 5.3% decrease from the corresponding quarter last year. Year-to-date net sales were $9,641,000 at January 31, 2004, which is a 3.4% decrease from the same period last year. Cost of goods sold was 47.1% of net sales for the quarter ended January 31, 2004 and 50.4% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.5% for the current nine months and 48.9% for the corresponding nine months last year. Having rel-atively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our cost of materials and direct labor fluc-tuate in proportion to how our sales vary.

Operating expenses were 24.2% of net sales for the quarter ended January 31, 2004 as compared to 23% for the corresponding quarter last year. Year-to-date operating expenses were 23.9% of net sales for the nine months ended January 31, 2004, while they were 24% for the same period last year. Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2004 was at $922,000, which is a 2% increase from the cor-responding quarter last year, which had income from operations of $904,000. Income from operations for the nine months ended January 31, 2004 was at $2,659,000, which is a 2% decrease from the corresponding nine months last year, which had income from operations of $2,712,000.

Other income and expenses showed gains of $109,000 and $297,000 for the quarter and nine months ended January 31, 2004, respectively. The numbers for the corresponding periods last year were gains of $200,000 and $177,000. Net income for the quarter ended January 31, 2004 was at $599,000, a 6.8% de-crease from the corresponding quarter last year, which showed a net income of $643,000. Net income for the nine months ended January 31, 2004 was $1,721,000, a 2.3% increase from the same period last year. Net income for the nine months ended January 31, 2003 was $1,683,000. Earnings per common share for the quarter ended January 31, 2004 was $0.11 per share and $0.32 per share for the year-to-date numbers. EPS for the quarter and nine moths ended January 31, 2003 was $0.12 per share and $0.31 per share, respectively.

George Risk Industries does have three distinct business segments, security alarm products, pool alarm products and keyboard products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine these segments.

Our security sales department has received notice from engineering that the fail safe 2826 moisture sensor (GRI pt. #2826FS) has been released to pro-duction as an addition to our line of water detection sensors. This product line, along with our line of temperature sensors, has greatly increased in both models and sales over the past few years.

Engineering has progressed on the T8800, a low cost wall temperature sensor with one probe. We have been asked to provide this type of sensor to replace a competitor's model that has been withdrawn from independent distribution. This product will require both U.L. and C.E. approval for the medical market we wish to target.

Prototypes of our 110-volt current controller are being prepared in engineer-ing to submit for U.L. and U.L.C. approval. The 220V model will be marketed in Europe and will require C.E. approval.

Also, engineering has designed exit and entry controls for the Americans With Disabilities Act (ADA) market. These products will incorporate our touch sensor technology presently used in our CT300 series.

Tool and die is presently at work on completing the glassbreak, surface mount pre-wire, and magnet spacers molds. Their work continues on the new 16 cavity 20RS series switches.

Our marketing and sales group is preparing to exhibit at the 2004 Inter-national Security Conference (ISC) in Las Vegas, NV form March 31st through April 2nd, 2004. This is where most of the products mentioned above will be introduced and demonstrated.

Management is always open to the possibility to acquire a business that would complement our existing operations. This would probably not require any out-side financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

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




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
A.     Reports on Form 8-K
     No 8-K reports were filed during the quarter ended January 31, 2004.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date	03-16-2004			By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board

Date	03-16-2004			By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer

    CERTIFICATION OF KENNETH R. RISK, PRESIDENT AND CHAIRMAN OF THE BOARD,
       PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kenneth R. Risk, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which the quarterly report is being prepared;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which the quarterly report is being prepared;

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

I, Kenneth R. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopt-ed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quart-erly report of George Risk Industries, Inc. on Form 10QSB dated January 31, 2004 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.

                                   By:  /s/  Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chief Executive Officer


I, Stephanie M. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated January 31, 2003 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.

                                   By:  /s/  Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer