Form 10KSB
period 2004-04-30
RISK GEORGE INDUSTRIES INC
filed 2004-07-29
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended  April 30, 2004
                                    ______________

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

Yes [X]    No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's  revenues  for  the  most recent fiscal year. $ 2,411,000.
                                                                __________

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 28, 2004 was approximately $14,524,000 based upon the last reported sale, which occurred on July 27, 2004. For purposes of this disclosure, Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 29, 2004 was 5,402,528.


                   DOCUMENTS INCORPORATED BY REFERENCE
  None.

Transitional Small Business Disclosure Format (Check one)
  Yes X;  No ___



                             Part I


ITEM 1 BUSINESS

(a) BUSINESS DEVELOPMENT

George Risk Industries, Inc. (GRI or the company) was incorporated in 1967 in Colorado. The company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm components and systems, pool alarms, thermostats, EZ Duct wire covers,and hydro sensors.

GRI Telemark Corporation (Telemark), a majority owned subsidiary, was incorporated in October 1983 for the purpose of marketing security alarm products. As of April 13, 1993, Telemark was merged into GRI and presently operates as a marketing division of GRI.

PRODUCTS, MARKET, and DISTRIBUTION

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and hydro sensors. The security burglar alarm products comprise approximately 85 percent and pool alarms comprise 9 percent of net revenues which are sold through distributors and private board customers.

The security segment has approximately 4,000 customers. One of the distributors accounts for approximately 42 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

The keyboard segment has approximately 720 customers. Keyboard products are sold to original equipment manufacturers, to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

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

EMPLOYEES

GRI has approximately 225 employees.


ITEM 2 PROPERTIES

The  manufacturing  and office facilities are owned by the company.
The  manufacturing  facilities were  expanded by 7,200 square feet
five years ago. Total  square  footage of  the plant in   Kimball,
Nebraska is approximately 42,500. Additionally, the company leases 15,000 square feet for $1,535 per month from Eileen Risk, mother of Ken R. Risk, who is an officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leases approximately 3,600 square feet and currently employs 34 employees at the Gering site.


ITEM 3 LEGAL PROCEEDINGS

None.


ITEM 4 SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

Not applicable.

                             Part II


ITEM 5 MARKET for the REGISTRANT'S COMMON EQUITY and RELATED
       STOCKHOLDERS' MATTER

PRINCIPAL MARKET

The company's Class A Common Stock is currently quoted over the counter in the NQB "Pink Sheets" by five market makers.


STOCK PRICES and DIVIDENDS INFORMATION


2004 Fiscal Year           High                  Low

May 1-July 31              3.45                  2.30
August 1-October 31        4.15                  2.90
November 1-January 31      7.20                  3.80
February 1-April 30        6.25                  5.35



2003 Fiscal Year           High                   Low

May 1-July 31              2.25                   1.96
August 1-October 31        2.25                   2.05
November 1-January 31      2.72                   2.12
February 1-April 30        2.90                   2.21



No dividends were paid during fiscal years ending April 30, 2003 and 2004.

The  number of holders of record of the company's Class A  Common
Stock as of April 30, 2004, was approximately 1,528.

ITEM 6 MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
       CONDITION and RESULTS of OPERATIONS

GRI completed the fiscal year ending April 30, 2004, with a net profit of 18.9% net of sales. Net sales were at $12,783,000, down 0.9% over the previous year.

We expect sales to stay steady and hopefully increase for the fiscal year ending April 30, 2005. Any extra growth would be achieved by volume increases with our present customers and with the addition of new customers. We have an excellent marketing department that is always on the lookout for new clients. Also, although our warehouse in England has not performed quite as well for fiscal year end 2004 as it did in fiscal year end 2003, we have supplemented the European market by doing more drop shipments directly from the factory here in the US. Sales in the European market were down 1.5% for the fiscal year ending April 30, 2004.
We are planning to put more focus into the overseas market for fiscal year end 2005.

The material and labor costs stayed very consistent between this year and last year. At fiscal year end 2004 the material and labor percentage was at 37.1% of gross sales while the same percentage for fiscal year 2003 was at 38.5%. We continue to buy smart and we are always looking for quality material at the best possible price. As far as labor goes, we only hire the number of production workers that is needed to finish products in a timely matter and we work very hard at keeping overtime expense down. With these good practices embedded throughout, we expect to continue to achieve a gross profit margin of 45 to 50 percent for the coming year.

At April 30, 2004, working capital increased by 18.2% in comparison to the previous fiscal year. Liquidity has risen this year as the ratio of cash, securities and accounts receivables to current obligations was 41.029 and 24.106 for the fiscal years ending
April 30, 2004 and April 30, 2003, respectively. Current assets have increased while current liabilities have decreased. At April 30, 2004, the only long-term liability that we have on the books is deferred income tax of $27,000. Cash per share at April 30, 2004 was at $2.78, while it was $2.29 at April 30, 2003. Equity per share for the same dates was $3.72 and $3.18, respectively.

New products in Research and Development at this time include the ADA series of touch sensors, which are the GRI T8800 wall temperature sensor and the H8800 humidity sensor. The T8800 is expected to be ready for sale by August 1, 2004. The molded box for ADA units is complete with the exception of a few modifications to the mold.

Other new product developments are 110 and 220 volt versions of our Current Controller product line, a door strike control, a twelve-key keypad using the touch sensor technology, and the High Security switch. Testing continues on the High Security switch and the Smart Start prototypes.

Our tool and die department's priorities are the new rollerball/dome switch molds, the 4460 spacer and the smoke box addition to the EZ Duct Raceway.

Both the GB-551 glass break switch and the Fail Safe Water Sensor
(GRI pt #2826FS) have been introduced to the marketplace with good response.

Furthermore, we have begun packaging Magnasphere Corporation products in cases for their customers. This is a type of magnetic product recently introduced to the security market.

Management is always open to the possibility of acquiring a business that would complement our existing operations. This would probably not require any outside financing. The intent would be to utilize the equipment, marketing techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of GRI's products, since we mostly sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.



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



                              /s/ Ken R. Risk
                              ______________________________
                                    Ken R. Risk
                         President and Chairman of the Board



July  12, 2004






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


                          /s/ Stephanie Risk
                          _________________________________

                                   Stephanie Risk
                               Chief Financial Officer




July 12, 2004










ITEM 7 FINANCIAL STATEMENTS









                  Independent Auditor's Report




Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2004, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsi-bility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2004, and the
results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



MASON RUSSELL WEST, LLC


Littleton, Colorado
July 12, 2004









                 George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 2004



                            Assets

Current Assets:
 Cash and cash equivalents                           $ 4,280,000
 Marketable securities                                10,766,000
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $50,000                                 1,735,000
  Income tax overpayment                                 129,000
  Other                                                    5,000
 Inventories                                           2,379,000
 Prepaid expenses                                         65,000
 Deferred income taxes                                    94,000
                                                     ___________
   Total Current Assets                               19,453,000
                                                     ___________
Property and Equipment, net, at cost                     835,000
                                                     ___________
Other Assets
 Investment in Land Limited Partnership, at cost         200,000
 Projects in process                                      46,000
                                                     ___________
   Total Other Assets                                    246,000
                                                     ___________


Total Assets                                         $20,534,000
                                                     ___________
                                                     ___________


See accompanying notes to financial statements













             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $    92,000
 Accrued expenses:
  Payroll and related expenses                            317,000
                                                      ___________
   Total Current Liabilities                              409,000
                                                      ___________
Deferred Income Taxes                                      27,000
Commitments and Contingencies                                   -
                                                      ___________
   Total Long-Term Liabilities                             27,000

                                                      ___________
Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 5,350
  issued and outstanding                                  107,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000
 Additional paid-in capital                             1,736,000
 Accumulated other comprehensive income                  (911,000)
 Retained earnings                                     20,079,000
 Less cost of treasury stock,
     3,100,304 shares, at cost                         (1,763,000)
                                                      ___________
   Total Stockholders' Equity                          20,098,000


                                                      ___________
Total Liabilities and Stockholders' Equity            $20,534,000
                                                      ___________
                                                      ___________













                 George Risk Industries, Inc.
                     Statements of Income
       For the Years Ended April 30, 2004 and 2003


                                           2004           2003

Net Sales                              $12,783,000     $12,895,000
 Less cost of goods sold                 6,190,000       6,327,000

                                       ___________     ___________
Gross Profit                             6,593,000       6,568,000

Operating Expenses:
 Selling and shipping                    2,351,000       2,409,000
 General and administrative                693,000         689,000
 Engineering and research                   71,000          62,000
 Rent expense paid to
    related parties                         49,000          49,000
                                       ___________     ___________
       Total Operating Expenses          3,164,000       3,209,000
                                       ___________     ___________
Income From Operations                   3,429,000       3,359,000

Other Income (Expense):
 Other income                               79,000          11,000
 Dividend and interest income              348,000         302,000
 Gain/(loss) on sale of assets              40,000         (59,000)
                                       ___________     ___________
       Total Other Income                  467,000         254,000

Income  Before  Provision  for  Income
Taxes                                    3,896,000       3,613,000

Provision for Income Taxes:
 Current expense                         1,439,000       1,389,000
 Deferred tax (benefit) expense             46,000         (61,000)
                                       ___________     ___________
 Total Income Taxes Expense              1,485,000       1,328,000
                                       ___________     ___________
Net Income                             $ 2,411,000     $ 2,285,000
                                       ___________     ___________
                                       ___________     ___________

Income per Share of Common Stock       $      0.44     $      0.42
                                       ___________     ___________
                                       ___________     ___________
Weighted Average Number of Common
 Shares Outstanding                      5,402,528       5,402,528
                                       ___________     ___________
                                       ___________     ___________

See accompanying notes to financial statements









                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                               April 30, 2004

                                       For the Years Ended April 30,
                                             2004          2003

Net Income                               $2,411,000     $ 2,285,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized loss on securities:
  Unrealized holding gains (losses)
   arising during period                    484,000        (235,000)
   Reclassification adjustment for
   (gains) losses included in net income    (37,000)        185,000
   Income tax related to other
    comprehensive income                   (187,000)         17,000
                                         __________      __________

Other Comprehensive Income (Loss)           260,000         (33,000)
                                         __________      __________

Comprehensive Income (Loss)              $2,671,000      $2,252,000
                                         __________      __________
                                         __________      __________

See accompanying notes to financial statements













                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2004 and 2003


                                                  Common Stock
                         Preferred Stock            Class A

                         Shares     Amount      Shares      Amount

Balances, April 30,
 2002                     5,350     $107,000    8,502,832    $850,000
                       ________     ________    _________    ________

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________

Balances, April 30,
 2003                     5,350      107,000    8,502,832     850,000


Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________

Balances, April 30,
 2004                     5,350     $107,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________





See accompanying notes to financial statements
























                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
Capital     Shares      Amount      Income       Earnings     Total



$1,736,000  3,100,304  $(1,763,000) $(1,428,000)  $15,383,000  $14,885,000
__________ _________  ___________  ___________   ___________  ___________

         -          -            -       33,000             -       33,000

         -          -            -            -     2,285,000    2,285,000
__________  _________  ___________  ___________   ___________  ___________


 1,736,000  3,100,304   (1,763,000)  (1,395,000)   17,668,000   17,203,000


         -          -            -      484,000             -      484,000

         -          -            -            -     2,411,000    2,411,000
__________  _________  ___________  ___________   ___________  ___________


$1,736,000  3,100,304  $(1,763,000) $  (911,000)   20,079,000   20,098,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________















                   George Risk Industries, Inc.
                      Statements of Cash Flows


                                              For the Years
                                              Ended April 30,
                                           2004          2003
Cash Flows from Operating Activities:
Net income                              $2,411,000    $2,285,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            235,000       263,000
   (Gain) loss on sale of investments      (37,000)       58,000
   Economic development debt relieved      (75,000)            -
   Gain on sale of assets                   (3,000)            -
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                  (181,000)      336,000
     Inventories                            50,000        (2,000)
     Prepaid expenses                       75,000       (54,000)
     Other receivables                      (3,000)        2,000
     Income tax overpayment                (59,000)       65,000
     Deferred income taxes                  46,000       (61,000)
    Increase (decrease) in:
     Accounts payable                      (37,000)       25,000
     Accrued expenses                       28,000        43,000
                                        __________    __________
    Net cash provided(used)by
     operating activities                2,450,000     2,960,000
                                        __________    __________

Cash Flows From Investing Activities:
 Proceeds from sale of assets               12,000             -
 Projects in progress                       34,000       (50,000)
 Purchase of property and equipment       (191,000)      (84,000)
 Proceeds from sale of marketable
  securities                             1,003,000     2,027,000
 Purchase of marketable securities      (1,567,000)   (3,044,000)
 Purchase of Land Limited Partnership
  at cost                                        -      (200,000)
                                        __________    __________
    Net cash provided(used) by
     investing activities                 (709,000)   (1,351,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Principal payments on long-term debt     (160,000)       (4,000)
                                        __________    __________
   Net cash provided (used) by
    financing activities                  (160,000)       (4,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                       1,581,000     1,605,000

Cash and Cash Equivalents, beginning
 of year                                 2,699,000     1,094,000
                                        __________    __________

Cash and Cash Equivalents, end of year  $4,280,000    $2,699,000
                                        __________    __________
                                        __________    __________






Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,568,000    $1,459,000
                                        __________    __________
                                        __________    __________


See accompanying notes to financial statements


                  George Risk Industries, Inc.
                  Notes to Financial Statements


1. NATURE  of  BUSINESS and SUMMARY of SIGNIFICANT  ACCOUNTING
   POLICIES

   Nature of Business-The Company is engaged in the design, manufacture, and marketing of computer keyboards, push-button switches, security alarm components, pool alarms thermostats, E-Z Duct wire covers and hydro sensors.

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

   Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:



                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $  715,000
        Machinery and equipment        5-10          946,000
        Furniture and fixtures         5-10          129,000
        Leasehold improvements         5-32          171,000
        Buildings                       20           492,000
        Automotive and aircraft        3-5           315,000
        Software                       2-5           123,000
        Land                           N/A            13,000
                                                  __________
        Total                                      2,904,000
        Accumulated depreciation                  (2,069,000)

        Net                                       $  835,000
                                                  __________
                                                  __________


   Depreciation expense of $234,000 and $263,000 were charged to operations for the years ended April 30, 2004 and 2003, respectively.

   Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

   Advertising - Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $378,000 and $411,000 for the years ended April 30, 2004 and 2003.

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




2. INVENTORIES

   Inventories at April 30, 2004, consisted of the following:

    Raw materials                               $1,693,000
    Work in process                                360,000
    Finished goods                                 396,000
                                                __________
                                                 2,449,000
                                                __________

    Less allowance for obsolete inventory          (70,000)
                                                __________
    Totals                                      $2,379,000
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

   Marketable equity securities and unrealized gains and losses consist of the following as of April 30, 2004:


    Cost basis                                  $11,677,000
    Market value                                 10,766,000
                                                ___________
    Net unrealized gains (losses)               $  (911,000)
                                                ___________
                                                ___________

    Gross unrealized gain                       $    46,000
                                                ___________
                                                ___________

    Gross unrealized loss                       $  (957,000)
                                                ___________
                                                ___________



4. NOTES PAYABLE

   There are no notes payable at April 30, 2004.


5. STOCKHOLDERS' EQUITY

   Preferred Stock - Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2004.

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

   In April 2001, the Company received 190,000 shares of GRI common stock that had been held by a bank as collateral for a loan that had been paid several years prior. The loan was made by GRI/FKI Trust (Trust) and the shares were owned by the Trust. In April 2002, the Trust and the Company agreed that the Company would pay a total of $160,000 in six month installments of $40,000 on June 1 and December 1 in 2002 and 2003. At April 30, 2004, the liability was paid.

   Stock  Transfer  Agent - The  Company  does  not   have   an
   independent stock transfer agent. All stock records are maintained by the company.

6. EARNINGS PER SHARE
   Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:




                                      April 30, 2004
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,411,000
                           __________
                           __________

   Basic EPS               $2,411,000    5,402,528     $.446
   Effect of dilutive
    Convertible Preferred
     Stock                          -       26,750      .002
                           __________    _________     _____
     Diluted EPS           $2,411,000    5,429,278     $.444
                           __________    _________     _____
                           __________    _________     _____




                                      April 30, 2003
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,285,000
                           __________
                           __________

   Basic EPS               $2,285,000    5,402,528     $.423
   Effect of dilutive
    Convertible Preferred
     Stock                          -       26,750     (.002)
                           __________    _________     _____
     Diluted EPS           $2,285,000    5,429,278     $.421
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

   Total lease expense under these arrangements for the fiscal years ended April 30, 2004 and 2003, was $25,000 for each year.

   The Company leases an airplane from an officer/director/ stockholder of the company on a month -to- month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2004 and 2003, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the officer contri-buted the airplane in trade for another airplane. The Company and the officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.


8. INCOME TAXES
   Reconciliation of income before income taxes with Federal and State taxable income:

                                              2004
                                    Federal           State
                                 ____________      ____________

 Income before taxes               $3,896,000        $3,896,000
 State income tax deduction          (268,000)         (268,000)
 Capital loss carryforward applied    (37,000)          (37,000)
 Nontaxable income                    (78,000)          (78,000)
 Nondeductible expenses
  and timing differences              (69,000)          (69,000)
                                   __________        __________

    Taxable income                 $3,444,000        $3,444,000
                                   __________        __________
                                   __________        __________

    Income tax - net of credits    $1,171,000        $  268,000
                                   __________        __________
                                   __________        __________

    Tax rate to taxable income           34.0%             7.8%
                                  ___________       ___________
                                  ___________       ___________





                                              2003

                                    Federal           State
                                 ____________      ____________

 Income before taxes               $3,613,000        $3,613,000
 State income tax deduction          (258,000)         (258,000)
 Capital loss carryforward             58,000            58,000
 Nontaxable income                    (79,000)          (79,000)
 Nondeductible expenses
  and timing differences              (12,000)          (12,000)
                                   __________        __________

    Taxable income                 $3,322,000        $3,322,000
                                   __________        __________
                                   __________        __________

    Income tax - net of credits    $1,131,000        $1,131,000
                                   __________        __________
                                   __________        __________

    Tax rate to taxable income           34.0%              7.8%
                                  ___________       ___________
                                  ___________       ___________






   Deferred tax asset (liability) consist of the following components at April 30, 2004 and 2003:

                                       2004          2003
                                     _________     ________

  Deferred tax current assets:
   Accrued expenses and allowances
     Capital Loss carry forward      $ 94,000       $113,000
     Deferred tax liability:
      Timing differences              (27,000)             -
                                     ________       ________
     Net deferred tax asset
              (liability)            $ 67,000       $113,000
                                     ________       ________
                                     ________       ________


9. BUSINESS SEGMENTS

   The following is financial information relating to industry segments:

                                                 April 30,
                                            2004            2003

    Net revenue:
     Pool alarm products                $ 1,132,000      $ 1,095,000
     Keyboard and other products            616,000        1,054,000
     Security alarm products             11,035,000       10,746,000
                                        ___________      ___________

    Total net revenue                   $12,783,000      $12,895,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Pool alarm products                $   304,000      $   282,000
     Keyboard and other products            165,000          272,000
     Security alarm products              2,960,000        2,805,000
                                        ___________       __________
    Total income from operations        $ 3,429,000      $ 3,359,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Pool alarm products                $   275,000      $   233,000
     Keyboard and other products            285,000          271,000
     Security alarm products              4,025,000        3,975,000
     Corporate general                   15,949,000       13,377,000
                                        ___________      ___________

    Total assets                        $20,534,000      $17,856,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and
      amortization:
     Pool alarm products                $     6,000      $     3,000
     Keyboard and other products              4,000            8,000
     Security alarm products                143,000          158,000
     Corporate general                       81,000           94,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   234,000      $   263,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Pool alarm products                $     1,000      $    30,000
     Keyboard and other products                  -            5,000
     Security alarm and other products      123,000           45,000
     Corporate general                       58,000            5,000
                                        ____________     ___________
      Total capital expenditures        $   182,000     $     85,000
                                        ____________     ___________
                                        ____________     ___________





   10. CONCENTRATIONS of CREDIT RISK ARISING from CASH DEPOSITS in EXCESS of INSURED LIMITS

   The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2004, the company's uninsured cash balance totaled $2,359,000.

   The company has sales to a group of security alarm distributors representing 42% of total sales for the year ended April 30, 2004 and 26% of accounts receivable at April 30, 2004.


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

The following information as of April 30, 2004, is furnished with respect to each director and executive officer:



                                                              Director or
Name               Principal Occupation or Employment   Age   Officer Since
____               __________________________________   ___   _____________
Ken R. Risk        Chairman of the Board and President  56    1976

Eileen M. Risk     Secretary/Treasurer                  86    1976

Mary Ann Brothers  Executive Vice President             64    1984

Stephanie Risk     Chief Financial Officer/Controller   32    1999

Jerry Andersen     Director, retired                    73    1978

Michael J. Nelson  Chairman, FirsTier Banks             63    1992





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


(c) Identification of Certain Significant Employees

Ken R. Risk, Mary Ann Brothers and Stephanie Risk are officers and employees of the company. (See Item 9 [b].)

(d) Involvement in Certain Legal Proceedings

None.







ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 2002, 2003, and 2004:






                                Annual Compensation

    (a)              (b)        (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          2004      183,000     -          -
Chief Executive      2003      180,000     -          -
Officer              2002      181,000     -          -

Mary Ann Brothers    2004      120,000      -         -
Executive Vice       2003      120,000      -         -
President            2002      119,000      -         10,000 stock shares

Donna Debowey        2004       14,000      -         -
Senior Vice          2003       37,000      -         -
President            2002       36,000      -         -

David Luppen         2004       51,000      -         -
Director of          2003       50,000      -         -
Engineering          2002       43,000      -         -

Dan Douglas          2004       46,000      -         -
Vice President of    2003       45,000      -         -
Materials            2002       44,000      -         -

Stephanie Risk       2004       36,000      -         -
Chief Financial      2003       35,000      -         -
Officer              2002       33,000      -         -




                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  2004         -           -            -            -
             2003         -           -            -            -
             2002         -           -            -            -


Mary Ann     2004         -           -            -            -
Brothers     2003         -           -            -            -
             2002         -           -            -            -


Donna        2004         -           -            -            -
Debowey      2003         -           -            -            -
             2002         -           -            -            -


David Luppen 2004         -           -            -            -
             2003         -           -            -            -
             2002         -           -            -            -


Dan Douglas  2004         -           -            -            -
             2003         -           -            -            -
             2002         -           -            -            -


Stephanie    2004         -           -            -            -
Risk         2003         -           -            -            -
             2002         -           -            -            -



Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


ITEM 11 SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and
        MANAGEMENT

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares outstanding on April 30, 2004.

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


ITEM 12 CERTAIN RELATIONSHIPS and RELATED PARTY TRANSACTIONS

During each of the three years ended April 30, 2004, 2003, and 2002, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.


Related Party                    2004         2003         2002

Airplane Lease
  Ken R. Risk                  $27,000       $27,000      $27,000
  President

Building and Warehouse
Leases/Rentals
  Eileen M. Risk               $ 3,400       $ 3,400      $ 3,400
  Secretary/Treasurer

  Eileen M. Risk               $ 3,600       $ 3,600      $ 3,600
  Secretary/Treasurer

  Eileen M. Risk               $18,420       $18,420      $18,420
  Secretary/Treasurer

Stock Transfer Agent
  Eileen M. Risk               $20,000       $20,000      $20,000
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

July 12, 2004

Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              July 29, 2004
Ken R. Risk              Chairman of the Board


/s/ Stephanie Risk       Chief Financial Officer    July 29, 2004
Stephanie Risk           and Controller


/s/ Jerry Andersen       Director                   July 29, 2004
Jerry Andersen


/s/ Michael J. Nelson    Director                   July 29, 2004
Michael J. Nelson