Form 10KSB/A
period 2004-04-30
RISK GEORGE INDUSTRIES INC
filed 2004-08-06
CIK 84112

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


                   DOCUMENTS INCORPORATED BY REFERENCE
  None.

Transitional Small Business Disclosure Format (Check one)
  Yes X;  No ___






             GEORGE RISK INDUSTRIES, INC.
MANAGEMENT REPRESENTATION TO THE BOARD OF DIRECTORS




We, the undersigned, acknowledge to the Board of Directors that we have:


1. Responsibility for developing and maintaining internal controls and disclosure controls that provide reasonable assurance that George Risk Industries, Inc. (GRI)'s financial statements and supplemental SEC disclosures present fairly the results of operation and the financial position of George Risk Industries, Inc. in accordance with generally accepted accounting principles and other applicable SEC regulation.

2. Responsibility for overseeing that the organization has cost effective risk and control management systems that provide reasonable assurance GRI's external disclosure objectives will be achieved.

3. Reviewed the significant control and risk issues identified by work units and management through the company's risk and control self-assessment process, and the significant issues identified by management and our External Auditor, Mason Russell West, LLC, that have been brought to our attention. We have initiated steps to adjust controls in areas where the error rates and/or residual risks identified related to the non-achievement of GRI's disclosure objectives were considered to be excessive and/or unacceptable.

4. Reviewed our process to manage risk and control and this year's report on our risk management process prepared for the Board of Directors. We are satisfied that our risk and control assessment framework process provides you, our Board of Directors, and our External Auditors, Mason Russell West, LLC, with a reliable and materially complete report on the status of risk and controls related to our external disclosure objectives as required by sections 302 and 404 of the Sarbanes-Oxley
   Act of 2002.



                                /s/ Ken R. Risk
                    _____________________________________
                                   Ken R. Risk
                                  President and
                                Chairman of the Board





                              /s/ Stephanie Risk
                    _____________________________________
                                 Stephanie Risk
                             Chief Financial Officer
                                and Controller