Form 10KSB/A
period 2004-04-30
RISK GEORGE INDUSTRIES INC
filed 2004-08-12
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                       AMENDMENT No. 2 to
                           Form 10-KSB


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


                   DOCUMENTS INCORPORATED BY REFERENCE
  None.

Transitional Small Business Disclosure Format (Check one)
  Yes X;  No ___




OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth R. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the annual report of George Risk Industries, Inc. on Form 10KSB dated April 30, 2004 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10KSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.




                                /s/ Ken R. Risk
                    _____________________________________
                                   Ken R. Risk
                                  President and
                                Chairman of the Board


I, Stephanie Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the annual report of George Risk Industries, Inc. on Form 10KSB dated April 30, 2004 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10KSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.




                              /s/ Stephanie Risk
                    _____________________________________
                                 Stephanie Risk
                             Chief Financial Officer
                                and Controller