Form 10QSB
period 2004-07-31
RISK GEORGE INDUSTRIES INC
filed 2004-09-14
CIK 84112

George Risk Industries, Inc.
802 S. Elm St.
Kimball, NE  69145



September 14, 2004

Securities and Exchange Commission
Washington, DC  20549

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

               For the quarter ended July 31, 2004

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 14, 2004 was 5,402,528.

Transitional Small Business Disclosure Format:   Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three-month period ended July 31, 2004, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                               JULY 31, 2004

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 4,717,000
     Marketable securities (Note 2)                          10,934,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance      1,838,000
        Other                                                     4,000
     Inventories (Note 3)                                     2,382,000
     Prepaid expenses                                           101,000
     Deferred income taxes                                       94,000
                                                            ------------
Total Current Assets                                        $20,070,000

Property and Equipment, net at cost                         $   850,000

Other Assets
     Investment in Land Limited Partnership, at cost            200,000
     Projects in process                                         11,000
     Other                                                        2,000
                                                            ------------
Total Other Assets                                          $   213,000

TOTAL ASSETS                                                $21,133,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                               JULY 31, 2004
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   109,000
     Accrued expenses
        Payroll and related expenses                            240,000
        Property taxes                                            2,000
     Income tax payable                                         223,000
                                                            ------------
Total Current Liabilities                                   $   574,000

Long-Term Liabilities
     Deferred income taxes                                       27,000
                                                            ------------
Total Long-Term Liabilities                                 $    27,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20 stated
        value, 25,000 shares authorized, 5,350 issued
        and outstanding                                         107,000
     Common stock, Class A, $.10 par value, 10,000,000
        shares authorized, 8,502,832 shares issued and
        outstanding                                             850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                    (970,000)
     Retained earnings                                       20,572,000
     Less:  cost of treasury stock, 3,100,304 shares,
            at cost                                          (1,763,000)
                                                            ------------
Total Stockholders' Equity                                  $20,532,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY				$21,133,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2004           2003
                                             ------------   ------------
Net Sales                                    $ 3,096,000    $ 3,022,000
   Less:  cost of goods sold                  (1,498,000)    (1,413,000)
                                             ------------   ------------
Gross Profit				     $ 1,598,000    $ 1,609,000

Operating Expenses:
   General and administrative                    170,000        167,000
   Selling                                       619,000        547,000
   Engineering                                    13,000         18,000
   Rent paid to related parties                   15,000         15,000
                                             ------------   ------------
Total Operating Expenses                     $   871,000    $   747,000

Income From Operations                           781,000        862,000

Other Income (Expense)
   Other                                               0         (5,000)
   Dividend and interest income                   82,000         87,000
   Gain/(loss) on sale of investments            (18,000)        21,000
                                             ------------   ------------
                                             $    64,000    $   103,000

Income Before Provisions for Income Tax          845,000        965,000

Provisions for Income Tax                       (352,000)      (402,000)
                                             ------------   ------------
Net Income                                   $   493,000    $   563,000

Retained Earnings, beginning of period       $20,079,000    $17,669,000

Retained Earnings, end of period             $20,572,000    $18,232,000

Income Per Share of Common Stock                   $0.09          $0.10

Weighted Average Number of Common
   Shares Outstanding                          5,402,528      5,402,528


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2004           2003
                                             ------------   ------------
Net Income                                   $   493,000    $   563,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                     (59,000)       231,000
     Reclassification adjustment for (gains)
       losses included in net income              18,000        (21,000)
     Income tax expense related to other
       comprehensive income                      (17,000)        88,000
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $   (58,000)   $   298,000

Comprehensive Income (Loss)                  $   435,000    $   861,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2004           2003
                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   493,000    $   563,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 49,000         57,000
     (Gain) loss on sale of investments           18,000        (21,000)
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                   (103,000)      (141,000)
          Inventories                             (3,000)       (75,000)
          Prepaid expenses                       (40,000)        39,000
          Other receivables                        1,000          1,000
       Increase (decrease) in:
          Accounts payable                        17,000         29,000
          Accrued expenses                       (70,000)       (52,000)
          Income tax payable                     352,000        402,000
                                             ------------   ------------
Net cash provided by (used in) operating
 activities                                  $   714,000    $   802,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Projects in progress                            33,000         32,000
  (Purchase) Sale of property and equipment      (64,000)       (63,000)
  Proceeds from sale of marketable securities    104,000        264,000
  (Purchase) of marketable securities           (350,000)      (400,000)
                                             ------------   ------------
Net cash provided by (used in) investing
 activities                                  $  (277,000)   $  (167,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                 0        (40,000)
                                             ------------   ------------
Net cash provided by (used in) financing
 activities                                  $         0    $   (40,000)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                 $   437,000    $   595,000
========	=========
Cash and cash equivalents, beginning of
 period                                      $ 4,280,000    $ 2,699,000
Cash and cash equivalents, end of period     $ 4,717,000    $ 3,294,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2004

Note 1		Unaudited Interim Financial Statements

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

     Marketable equity securities are recorded at the lower of cost or market and are classified as available-for-sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the income statement and any unrealized gains or losses being reported as a separate component of stock-holder's equity until realized. Dividend and interest income are accrued as earned.

     Marketable equity securities and unrealized gains and losses consist of the following as of July 31, 2004:

          Cost Basis                                   $11,905,000
          Market Value                                  10,935,000
                                                       ------------
          Net Unrealized Gains (Losses)                $  (970,000)
                                                       ============
          Gross unrealized gain                        $   417,000
                                                       ============
          Gross unrealized loss                        $(1,387,000)
                                                       ============

Note 3		Inventories

     Inventories at July 31, 2004, consisted of the following:

          Raw Materials                                $ 1,721,000
          Work in Proces                                   428,000
          Finished Goods                                   231,000
          Warehouse in England                              72,000
                                                       ------------
                                                       $ 2,452,000
          Less:  allowance for obsolete inventory          (70,000)
                                                       ------------
          Net Inventories                              $ 2,382,000
                                                       ============

Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                For the quarter ended
                                                      July 31,
                                                 2004           2003
                                             ------------   ------------
Net revenue:
     Pool alarm products                     $   273,000    $   341,000
     Keyboard products                           127,000        161,000
     Security alarm and other products         2,696,000      2,520,000
                                             ------------   ------------
Total net revenue                            $ 3,096,000    $ 3,022,000

Income from operations:
     Pool alarm products                     $    69,000    $    97,000
     Keyboard products                            32,000         46,000
     Security alarm and other products           680,000        719,000
                                             ------------   ------------
Total income from operations                 $   781,000    $   862,000

Identifiable assets:
     Pool alarm products                     $   268,000    $   304,000
     Keyboard products                           241,000        234,000
     Security alarm and other products         4,198,000      4,169,000
     Corporate general                        16,426,000     14,208,000
                                             ------------   ------------
Total assets                                 $21,133,000    $18,915,000

Depreciation and amortization:
     Pool alarm products                     $     2,000    $     2,000
     Keyboard products                                 0          1,000
     Security alarm and other products            30,000         36,000
     Corporate general                            17,000         18,000
                                             ------------   ------------
Total depreciation and amortization          $    49,000    $    57,000

Capital expenditures:
     Pool alarm products                     $         0    $     1,000
     Keyboard products                                 0              0
     Security alarm and other products            64,000         56,000
     Corporate general                                 0          6,000
                                             ------------   ------------
Total capital expenditures                   $    64,000    $    63,000

Note 5		Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established to account for any uncollectable accounts.


Note 6		Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2004
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income					$    493,000
                                   =============
Basic EPS                          $    493,000       5,402,528   $   0.09
Effect of dilutive securities:
  Convertible preferred stock                 0          26,750
                                   -------------  --------------  ---------
Diluted EPS                        $    493,000       5,429,278   $   0.09



                                   For the three months ended July 31, 2003
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income			   $    563,000
                                   =============
Basic EPS                          $    563,000       5,402,528   $   0.10
Effect of dilutive securities:
  Convertible preferred stock                 0          26,750
                                   -------------  --------------  ---------
Diluted EPS                        $    563,000       5,429,278   $   0.10





                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2004.

Net cash increased $437,000 during the quarter ended July 31, 2004 as com-pared to an increase of $595,000 during the corresponding quarter last year. Accounts receivable increased $103,000 for the quarter ending July 31, 2004, as compared to a $141,000 increase for the same quarter last year. At the quarter ended July 31, 2004, 79.3% of the receivables are considered current (less than 45 days) and 4.45% of the total are over 90 days past due. Inventories increased a mere $3,000 during the current quarter as compared to a $75,000 increase last year. At the quarter ended July 31, 2004 there was a $40,000 increase in prepaid expenses while at July 31, 2003, there was a $39,000 decrease. The main reason for the increase in cash towards prepaid expenses is that we buy Jelly Bellies in bulk and had to purchase some in the current quarter. Jelly Bellies are GRI's adopted trademark. A package of jellybeans is put into every box that is shipped out and our samples department also sends out thousands every month.

At the quarter ended July 31, 2004, accounts payable shows an increase of $17,000 as compared to an increase of $29,000 for the same quarter the year before. As usual, we continue to strive to pay all of our payables within terms and take all purchase discounts that are available. Accrued expenses decreased $70,000 for the current quarter as compared to a $52,000 decrease for the quarter ended July 31, 2003. Income tax payable increased $352,000 for the quarter ended July 31, 2004. This compares to an increase of $402,000 for the quarter ended July 31, 2003. The difference of $50,000 accounts for the fact that our net income is lower for the quarter ended July 31, 2004 than it was for the quarter ended July 31, 2003.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2004           2003
                                             ---------------------------
     Working capital                         $19,496,000    $16,857,000
     Current ratio                                34.965         19.383
     Quick ratio                                  30.469         16.420
     Cash per share (including marketable
        securities)                              $  2.90        $  2.47
     Equity per share                            $  3.80        $  3.33


Net sales were $3,096,000 for the quarter ended July 31, 2004, which is a 2.4% increase from the corresponding quarter last year. Cost of goods sold was 48.4% of net sales for the quarter ended July 31, 2004 and the cost of goods sold percentage to net sales was 46.8% for the quarter ended July 31, 2003. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line.

Operating expenses were 26.4% of net sales for the quarter ended July 31, 2004 as compared to 24.7% for the corresponding quarter last year. Having relatively the same percentages for both periods shows that management keeps a close eye on our operating expenses to keep them in line from year to year. With the increase in sales, there is always usually a slight increase in operating expense and that has held true for the quarter ended July 31, 2004. Income from operations for the quarter ended July 31, 2004 was at $781,000, which is a 9.4% increase from the corresponding quarter last year, which had income from operations of $862,000.

Other income and expenses showed a $64,000 gain for the quarter ended
July 31, 2004 as compared to having a $103,000 gain for the quarter ended July 31, 2004. The main reason for the difference in the amount of the gains from one quarter to the other is that we had an $18,000 loss on the sale of investments for the current quarter as compared to a $21,000 gain for the same period last year. The biggest loss was that we finally sold our holdings in Worldcom during this current quarter. In turn, net income for the quarter ended July 31, 2004 was at $493,000, a 12.4% decrease from the corresponding quarter last year, which showed net income of $563,000. Earn-ings per share for the quarter ended July 31, 2003 were $0.09 per share and $0.10 per share for the quarter ended July 31, 2003.

George Risk Industries does have three distinct business segments, security alarm products, pool alarms and keyboard products that are subject to dis-closure under SFAS No. 131. See the notes to the financial statements in order to examine the segments.

New products in Research and Development at this time include the ADA series of touch sensors, which are the GRI T8800 wall temperature sensor and the H8800 humidity sensor. The T8800 is expected to be ready for sale by the first of the year. The molded box for the ADA units is completed with the exception of a few modifications to the mold.

Other new products developments are 110 and 220 volt versions of our Current Controller product line, a door strike control, a twelve-key keypad using the touch sensor technology, and the High Security switch. Testing continues on the High Security switch and the Smart Start prototypes.

Our tool and die department's priorities at the moments are the 4460 spacer mold and the smoke box addition to the EZ Duct Raceway.

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

At George Risk Industries' latest Board of Director's meeting, which was held on August 25, 2004, a dividend of $0.10 per share was declared. This dividend will be paid to stockholders of record as of September 30, 2004, and the payment date will be October 31, 2004.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2004.

     B. Exhibits 31 and 32

   CERTIFICATION OF KENNETH R. RISK, PRESIDENT AND CHAIRMAN OF THE BOARD,
       PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kenneth R. Risk, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of George Risk Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure con-trols and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this re-port based on such evaluation; and

        c) Disclosed in this quarterly report and change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) All significant deficiencies and material weaknesses in the de-sign or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial in-formation; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  September 14, 2004

By:  /s/  Kenneth R. Risk
Kenneth R. Risk
President and Chairman of the Board

  CERTIFICATION OF STEPHANIE M. RISK, CHIEF FINANCIAL OFFICER, PURSUANT TO
             RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Stephanie M. Risk, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of George Risk Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure con-trols and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) Disclosed in this quarterly report and change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) All significant deficiencies and material weaknesses in the de-sign or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial in-formation; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  September 14, 2004

By:  /s/  Stephanie M. Risk
Stephanie M. Risk
Chief Financial Officer

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                       THE SARBANES-OXLEY ACT OF 2002

I, Kenneth R. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated
July 31, 2004 fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.

                                   By:  /s/  Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chief Executive Officer


I, Stephanie M. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated
July 31, 2004 fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.

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

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-14-2004                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board

Date 09-14-2004                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller