Form 10QSB
period 2004-10-31
RISK GEORGE INDUSTRIES INC
filed 2004-12-15
CIK 84112

George Risk Industries, Inc.
802 S. Elm St.
Kimball, NE  69145



December 15, 2004

Securities and Exchange Commission
Washington, DC  20549

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

               For the quarter ended October 31, 2004

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 15, 2004 was 5,401,803.

Transitional Small Business Disclosure Format:   Yes  [ X ]   No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three and six month period ended October 31, 2004, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2004

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $  4,691,000
     Marketable securities (Note 2)                           11,207,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance       2,027,000
        Other                                                      5,000
     Inventories (Note 3)                                      2,172,000
     Prepaid expenses                                            100,000
     Deferred income taxes                                        94,000
                                                            -------------
Total Current Assets                                        $ 20,296,000

Property and Equipment, net at cost                         $    825,000

Other Assets
     Investment in Land Limited Partnership, at cost             200,000
     Projects in process                                          26,000
     Other                                                        29,000
                                                            -------------
Total Other Assets                                          $    255,000

TOTAL ASSETS                                                $ 21,376,000
                                                            =============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2004
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $     64,000
     Dividends payable                                            74,000
     Accrued expenses
        Payroll and related expenses                             336,000
        Property taxes                                            (4,000)
     Income tax payable                                          169,000
                                                            -------------
Total Current Liabilities                                   $    639,000

Long-Term Liabilities
     Deferred income taxes                                        27,000
                                                            -------------
Total Long-Term Liabilities                                 $     27,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
       authorized, Series 1-noncumulative, $20 stated
       value, 25,000 shares authorized, 5,350 issued
       and outstanding                                           107,000
     Common stock, Class A, $.10 par value, 10,000,000
       shares authorized, 8,502,832 shares issued and
       outstanding                                               850,000
     Additional paid-in capital                                1,736,000
     Accumulated other comprehensive income                     (879,000)
     Retained earnings                                        20,659,000
     Less:  cost of treasury stock, 3,100,304 shares,
       at cost                                                (1,763,000)
                                                            -------------
Total Stockholders' Equity                                  $ 20,710,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 21,376,000
                                                            =============

                        GEORGE RISK INDUSTRIES, INC.
                   INCOME AND RETAINED EARNINGS STATEMENT

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2004         2004          2003         2003
                         ----------------------------------------------------
Net Sales                $ 3,277,000  $ 6,373,000   $ 3,406,000  $ 6,428,000
Less: cost of goods sold  (1,501,000)  (2,998,000)   (1,748,000)  (3,160,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,776,000  $ 3,375,000   $ 1,658,000  $ 3,268,000

Operating Expenses:
  General and
    administrative           169,000      339,000       174,000      343,000
  Selling                    590,000    1,210,000       578,000    1,125,000
  Engineering                 23,000       37,000        19,000       36,000
  Rent paid to related
    parties                   11,000       26,000        11,000       26,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   793,000  $ 1,612,000   $   782,000  $ 1,530,000

Income From Operations       983,000    1,763,000       876,000    1,738,000

Other Income (Expense)
  Other                       (1,000)      (1,000)            0       (4,000)
  Dividend and interest
    income                    69,000      151,000        72,000      159,000
  Gain (loss) on sale of
    investments               27,000       10,000         7,000       28,000
  Gain (loss) on sale of
    assets                         0            0         4,000        4,000
                         ------------ ------------  ------------ ------------
                         $    95,000  $   160,000   $    83,000  $   187,000

Income Before Provisions
  for Income Tax           1,078,000    1,923,000       959,000    1,925,000

Provisions for Income Tax   (451,000)    (803,000)     (401,000)    (803,000)
                         ------------ ------------  ------------ ------------
Net Income               $   627,000  $ 1,120,000   $   558,000  $ 1,122,000

Retained Earnings,
  beginning of period    $20,572,000  $20,079,000   $18,232,000  $17,668,000

Less: Cash Dividends, Common
  Stock ($0.10 per share)   (540,000)    (540,000)            0            0

Retained Earnings,
  end of period          $20,659,000  $20,659,000   $18,790,000  $18,790,000

Income Per Share of Common
  Stock: (Note 6)
    Basic                $       .12  $       .21   $       .10  $       .21
    Assuming Dilution    $       .12  $       .21   $       .10  $       .21

                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2004         2004          2003         2003
                         ----------------------------------------------------
Net Income               $   627,000  $ 1,120,000   $   558,000  $ 1,122,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
     gains (losses) arising
     during period            92,000       33,000       211,000      442,000
    Reclassification adjustment
     for (gains) losses included
     in net income           (28,000)      (9,000)       (8,000)     (28,000)
    Income tax expense related
     to other comprehensive
     income                   27,000       10,000        85,000      173,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
   Income                $    91,000  $    34,000   $   288,000  $   587,000

Comprehensive Income     $   718,000  $ 1,154,000   $   846,000  $ 1,709,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2004         2004          2003         2003
                         ------------ ------------  ------------ ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   627,000  $ 1,120,000   $   558,000  $ 1,122,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               51,000      100,000        57,000      114,000
   (Gain) 1oss on sale of
    investments              (28,000)      (9,000)       (8,000)     (28,000)
   (Gain) loss on assets           0            0        (4,000)      (4,000)
   Change in unrealized gain/
    (loss) on investments     92,000       33,000       211,000      442,000
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Investments/securities  (273,000)    (441,000)     (319,000)    (707,000)
    Accounts receivable     (189,000)    (292,000)     (303,000)    (444,000)
    Inventories              210,000      207,000       248,000      174,000
    Prepaid expenses               0      (40,000)       (5,000)      33,000
    Receivables-officers
      and employees           (1,000)       1,000             0        1,000
  Increase (decrease) in:
    Accounts payable         (44,000)     (27,000)      (65,000)     (36,000)
    Dividends payable         73,000       73,000             0            0
    Accrued expenses          89,000       18,000       107,000       55,000
    Income tax payable       (54,000)     298,000      (333,000)      69,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   553,000  $ 1,041,000   $   144,000  $   791,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from sale of
    assets                         0            0         4,000        4,000
  Other assets               (42,000)      (9,000)       32,000       64,000
  (Purchase) of property
    and equipment            (26,000)     (90,000)      (70,000)    (134,000)
  Proceeds from sale of
    marketable securities    168,000      232,000       433,000      793,000
  (Purchase) of marketable
    securities              (140,000)    (224,000)     (429,000)    (769,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $   (40,000) $   (91,000)  $   (30,000) $   (42,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt                 0            0             0      (40,000)
  Proceeds from sale of property
    and equipment                  0            0         4,000        4,000
  Dividends issued          (540,000)    (540,000)            0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $  (540,000) $  (540,000)  $     4,000  $   (36,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $   (27,000) $   410,000   $   118,000  $   713,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 4,717,000  $ 4,280,000   $ 3,294,000  $ 2,699,000
Cash and cash equivalents,
  end of period          $ 4,690,000  $ 4,690,000   $ 3,412,000  $ 3,412,000


                         GEORGE RISK INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2004

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

     Marketable equity securities and unrealized gains and losses consist of the following as of October 31, 2004 and October 31, 2003:

          Cost Basis                         $ 12,086,000   $ 11,341,000
          Market Value                         11,207,000     10,388,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $   (879,000)  $   (953,000)

Note 3    Inventories

     At October 31, 2004 and October 31, 2003, respectively, inventories consisted of the following:

          Raw Materials                      $  1,528,000   $  1,547,000
          Work in Process                         458,000        464,000
          Finished Goods                          188,000        236,000
          Warehouse in England                     68,000         79,000
                                             -------------  -------------
                                             $  2,242,000   $  2,326,000
          Less:  allowance for obsolete
                 inventory                        (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  2,172,000   $  2,256,000
                                             =============  =============

Note 4    Business Segments

     The following is financial information relating to industry segments:

                                                 For the quarter ended
									          October 31,
                                                   2004           2003
Net revenue:
  Pool alarm products                        $    298,000   $    282,000
  Keyboard products                               137,000        111,000
  Security alarm and other products             2,842,000      3,013,000
                                             -------------  -------------
Total net revenue                            $  3,277,000   $  3,406,000

Income from operations:
  Pool alarm products                        $     90,000   $     72,000
  Keyboard products                                41,000         29,000
  Security alarm and other products               852,000        775,000
                                             -------------  -------------
Total income from operations                 $    983,000   $    876,000

Identifiable assets:
  Pool alarm products                        $    284,000   $    273,000
  Keyboard products                               252,000        194,000
  Security alarm and other products             4,135,000      4,301,000
  Corporate general                            16,705,000     14,626,000
                                             -------------  -------------
Total assets                                 $ 21,376,000   $ 19,394,000

Depreciation and amortization:
  Pool alarm products                        $      2,000   $      2,000
  Keyboard products                                     0          1,000
  Security alarm and other products                30,000         35,000
  Corporate general                                19,000         19,000
                                             -------------  -------------
Total depreciation and amortization          $     51,000   $     57,000

Capital expenditures:
  Pool alarm products                        $          0   $          0
  Keyboard products                                     0              0
  Security alarm and other products                 4,000         51,000
  Corporate general                                22,000         19,000
                                             -------------  -------------
Total capital expenditures                   $     26,000   $     70,000

Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established to account for any uncollectable accounts.

Note 6    Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

						  For the three months ended October 31, 2004
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  627,000
                                ===========
Basic EPS                       $  627,000        5,402,528    $     0.12
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  627,000        5,429,278    $     0.12

                                 For the six months ended October 31, 2004
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,120,000
                                ===========
Basic EPS                       $1,120,000        5,402,528    $     0.21
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $ 1,120,000       5,429,278    $     0.21

						  For the three months ended October 31, 2003
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $   558,000
                                ============
Basic EPS                       $   558,000       5,402,528    $     0.10
Effect of dilutive securities:
  Convertible preferred stock             0          26,750
                                ------------   -------------   -----------
Diluted EPS                     $   558,000       5,429,278    $     0.10


                                 For the six months ended October 31, 2003
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $ 1,122,000
                                ============
Basic EPS                       $ 1,122,000       5,402,528    $     0.21
Effect of dilutive securities:
  Convertible preferred stock             0          26,750
                                ------------   -------------   -----------
Diluted EPS                     $ 1,122,000       5,429,278    $     0.21

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

Net cash decreased $27,000 during the quarter ended October 31, 2004 as com-pared to an increase of $118,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash increased $410,000 for the six months ended October 31, 2004, while, for the same period last year, net cash increased $713,000. Investments and marketable securities increased $273,000 for the quarter while it increased $441,000 for the year-to-date data. The reason for the increases in the investment accounts is that we have started to put some excess cash into the marketable securities, but not at the rapid pace that we were doing a few years ago. Inventories decreased $210,000 during the current quarter as compared to a $248,000 decrease last year. The year-to-date numbers show the inventory decreased $207,000 for the current year, while it decreased $174,000 for the same period last year. The con-tinued decreases in inventory go hand in hand with the slight decreases in sales that we are showing. Accounts receivable increased $189,000 during the current quarter as compared to a $303,000 increase for the corresponding quarter last year. The year-to-date figures show an increase of $292,000 for the current six months and a $444,000 increase for the same period last year. At October 31, 2004, 73.64% of the receivables were considered current (less than 45 days) and 3.02% of the total were over 90 days past due.

At the quarter ended October 31, 2004, accounts payable decreased $44,000 as compared to a $65,000 decrease for the same quarter the year before. As for year-to-date numbers, there was a $27,000 decrease for the six months ended October 31, 2004, and a $36,000 increase for the same period ended October 31, 2003. Dividends payable increased $73,000 for the three and six months ending October, 31, 2004. In comparison there was no cash flow for dividends payable for the three and six months ending October 31, 2003 since this is the first year that the company has declared a dividend. Income tax payable decreased $54,000 for the quarter ended October 31, 2004, while it decreased $333,000 for the quarter ended October 31, 2003. For the six months ended October 31, 2004, income tax payable increased $298,000, as it increased $69,000 for the corresponding period a year ago.


The following is a list of ratios to help analyze George Risk Industries' performance:

                                        For the quarter ended October 31,
                                             2004               2003
                                        ---------------------------------
     Working capital                    $19,657,000         $17,644,000
     Current ratio                           31.762              29.140
     Quick ratio                             28.052              25.195
     Cash per share (including marketable
       securities)                            $2.94               $2.55
     Equity per share                         $3.83               $3.47


Net sales were $3,277,000 for the quarter ended October 31, 2004, which is a 3.8% decrease from the corresponding quarter last year. Year-to-date net sales were $6,373,000 at October 31, 2004, which is a 0.9% decrease from the same period last year. Cost of goods sold was 45.8% of net sales for the quarter ended October 31, 2004 and 51.3% for the same quarter last year. Year-to-date cost of goods sold percentages were 47.0% for the current six months and 49.2% for the corresponding six months last year. Having rel-atively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our goal, as always, is to have a cost of goods sold percentage somewhere between 45% and 50%. As a whole, our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 24.2% of net sales for the quarter ended October 31, 2004 as compared to 23.0% for the corresponding quarter last year. Year-to-date operating expenses were 25.3% of net sales for the six months ended October 31, 2004, while they were 23.8% for the same period last year. In-come from operations for the quarter ended October 31, 2004 was at $983,000, which is a 12.2% increase from the corresponding quarter last year, which had income from operations of $876,000. Income from operations for the six months ended October 31, 2004 was at $1,763,000, which is a 1.44% increase from the corresponding six months last year, which had income from operations of $1,738,000.

Other income and expenses showed gains of $95,000 and $160,000 for the quarter and six months ended October 31, 2004, respectively. The other in-come and expense numbers for last year also showed gains of $83,000 for the quarter and $187,000 for the six months ending October 31, 2003. Our divid-end and interest income is down slightly, but we have not had any big losses on the sale of our investments. We have reorganized the way and what we are investing in by using money manager accounts. This has seemed to make a positive difference in not accumulating big losses like we have let happen in the past. Net income for the quarter ended October 31, 2004 was at $627,000, a 12.4% increase from the corresponding quarter last year, which showed net income of $558,000. Net income for the six months ended October 31, 2004 was $1,120,000, a 0.2% decrease from the same period last year. Net income for the six months ended October 31, 2003 was $1,122,000. Earnings per common share for the quarter ended October 31, 2004 was $0.12 per share and $0.21 per share for the year-to-date numbers. EPS for the quarter and six moths ended October 31, 2003 was $0.10 per share and $0.21 per share, respectively.

A dividend of $0.10 per common share was declared during this current quarter of discussion. The dividend was paid to common stockholders of record as of September 30, 2004 and the payment date was October 31, 2004. The reason that there is still a dividend payable on the books as of October 31, 2004 is that we did not have all the information that was needed in order to process checks to some stockholders. Once this information is obtained, a dividend check is sent out if they were a stockholder as of the date of record.

George Risk Industries does have three distinct business segments, security alarm products (and other items), keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the segments.

New products ready for production include the NC-20 nurse call switch, the S-40 spacer for the 4460, rare earth inserts for the 100 series switches, and the D.P.A.R.M. hardwired DPA-10.

Research and development projects in process are the 12-key keypad, a sash magnet, a single gang raceway box, small raceway, a closed loop glass break switch, and updating the double gang raceway box for the smaller raceway. They continue to work on the wireless pool alarm and contacts. SLA parts will be ordered for the pool alarm inserts. And work has progressed on the dome and roller ball molds.

Engineering is proceeding with the paperwork that is necessary for submitting the high security switch to Underwriter's Laboratories (U.L.).

Tool and die's projects include the sash magnet, CT collar, a surface mount pre-wire, a smoke box, a cover for the small raceway, and end caps.

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




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
  A. Reports on Form 8-K
     No 8-K reports were filed during the quarter ended October 31, 2004.

     CERTIFICATION OF KEN R. RISK, PRESIDENT AND CHAIRMAN OF THE BOARD,
       PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Ken R. Risk, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of George Risk Industries, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made know to us by others, particularly during the period in which the report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure con-trols and procedures as of the end of the period covered by this report based on such evaluation;

        c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occured during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the registrant's board of directors:

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


By:  /s/  Kenneth R. Risk
Kenneth R. Risk
President and Chairman of the Board

        CERTIFICATION OF STEPHANIE M. RISK, CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Stephanie M. Risk, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of George Risk Industries, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made know to us by others, particularly during the period in which the report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure con-trols and procedures as of the end of the period covered by this report based on such evaluation;

        c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occured during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the registrant's board of directors:

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


By:  /s/  Stephanie M. Risk
Stephanie M. Risk
Chief Financial Officer and Controller

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
       OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ken R. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated October 31, 2004 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.



By:  /s/  Ken R. Risk
Ken R. Risk
President and Chief Executive Officer




I, Stephanie M. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated Oct-ober 31, 2004 fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.



By:  /s/  Stephanie M. Risk
Stephanie M. Risk
Chief Financial Officer and Controller

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 12-15-2004               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date	12-15-2004			By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller