Form 10QSB
period 2005-01-31
RISK GEORGE INDUSTRIES INC
filed 2005-03-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2005

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 16, 2005 was 5,393,853.

Transitional Small Business Disclosure Format:   Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three and nine month period ended January 31, 2005, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2005

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $  5,054,000
     Marketable securities (Note 2)                           11,610,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance       1,886,000
        Other                                                      2,000
     Inventories (Note 3)                                      2,199,000
     Prepaid expenses                                            133,000
     Deferred income taxes                                        94,000
                                                            -------------
Total Current Assets                                        $ 20,978,000

Property and Equipment, net at cost                         $    826,000

Other Assets
     Investment in Land Limited Partnership, at cost             200,000
     Projects in process                                          29,000
     Other                                                        14,000
                                                            -------------
Total Other Assets                                          $    243,000

TOTAL ASSETS                                                $ 22,047,000
                                                            =============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2005
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $    153,000
     Dividends payable                                            51,000
     Accrued expenses
        Payroll and related expenses                             247,000
        Property taxes                                             2,000
     Income tax payable                                          198,000
                                                            -------------
Total Current Liabilities                                   $    651,000

Long-Term Liabilities
     Deferred income taxes                                        27,000
                                                            -------------
Total Long-Term Liabilities                                 $     27,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
       authorized, Series 1-noncumulative, $20 stated
       value, 25,000 shares authorized, 5,350 issued
       and outstanding                                           107,000
     Common stock, Class A, $.10 par value, 10,000,000
       shares authorized, 8,502,832 shares issued and
       outstanding                                               850,000
     Additional paid-in capital                                1,736,000
     Accumulated other comprehensive income                     (732,000)
     Retained earnings                                        21,183,000
     Less:  cost of treasury stock, 3,102,829 shares,
       at cost                                                (1,775,000)
                                                            -------------
Total Stockholders' Equity                                  $ 21,369,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 22,047,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                   INCOME AND RETAINED EARNINGS STATEMENT

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2005         2005          2004         2004
                         ---------------------------------------------------
Net Sales                $ 3,139,000  $ 9,512,000   $ 3,214,000  $ 9,641,000
Less: cost of goods sold  (1,540,000)  (4,538,000)   (1,515,000)  (4,675,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,599,000  $ 4,974,000   $ 1,699,000  $ 4,966,000

Operating Expenses:
  General and
    administrative           175,000      513,000       170,000      519,000
  Selling                    546,000    1,756,000       582,000    1,707,000
  Engineering                 21,000       58,000        20,000       56,000
  Rent paid to related
    parties                   11,000       38,000        11,000       37,000
                         ------------ ------------  ------------ ------------
Total Operating
   Expenses              $   753,000  $ 2,365,000   $   783,000  $ 2,319,000

Income From Operations       846,000    2,609,000       916,000    2,647,000

Other Income (Expense)
  Other                        2,000            0         1,000        3,000
  Dividend and interest
    income                   130,000      282,000       111,000      271,000
  Gain (loss) on sale of
    investments              (78,000)     (69,000)        3,000       31,000
  Gain (loss) on sale of
    assets                         0            0             0        4,000
                         ------------ ------------  ------------ ------------
                         $    54,000  $   213,000   $   115,000  $   309,000

Income Before Provisions
  for Income Tax             900,000    2,822,000     1,031,000    2,956,000

Provisions for Income Tax   (375,000)  (1,178,000)     (432,000)  (1,235,000)
                         ------------ ------------  ------------ ------------
Net Income               $   525,000  $ 1,644,000   $   599,000  $ 1,721,000

Retained Earnings,
  beginning of period    $20,658,000  $20,079,000   $18,790,000  $17,668,000

Less: Cash Dividends, Common
  Stock ($0.10 per share)          0     (540,000)            0            0

Retained Earnings,
  end of period          $21,183,000  $21,183,000   $19,389,000  $19,389,000

Income Per Share of Common
  Stock: (Note 6)
    Basic                $       .10  $       .30   $       .11  $       .32
    Assuming Dilution    $       .10  $       .30   $       .11  $       .32


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2005         2005          2004         2004
                        ----------------------------------------------------
Net Income               $   525,000  $ 1,644,000   $   599,000  $ 1,721,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
     gains (losses) arising
     during period           147,000      179,000       274,000      716,000
    Reclassification adjustment
     for (gains) losses included
     in net income            78,000       69,000        (3,000)     (31,000)
    Income tax expense related
     to other comprehensive
     income                  (94,000)    (104,000)     (113,000)    (286,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
   Income                $   131,000  $   144,000   $   158,000  $   399,000

Comprehensive Income     $   656,000  $ 1,788,000   $   757,000  $ 2,120,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2005         2005          2004         2004
                         ---------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income             $   525,000  $ 1,644,000   $   599,000  $ 1,721,000
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation              54,000      154,000        59,000      172,000
    (Gain) 1oss on sale of
      investments             78,000       69,000        (3,000)     (31,000)
    (Gain) loss on sale of
      assets                       0            0             0       (4,000)
    Change in unrealized gain/
      (loss) on investments  147,000      179,000       274,000      716,000
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Investments/securities  (403,000)    (844,000)     (413,000)  (1,119,000)
    Accounts receivable      141,000     (151,000)      274,000     (170,000)
    Inventories              (26,000)     181,000       (66,000)     107,000
    Prepaid expenses         (40,000)     (79,000)       12,000       45,000
    Receivables-officers
      and employees            2,000        3,000         1,000        2,000
  Increase (decrease) in:
    Accounts payable          88,000       61,000        66,000       30,000
    Dividends payable        (22,000)      52,000             0            0
    Accrued expenses         (82,000)     (64,000)     (113,000)     (58,000)
    Income tax payable        29,000      327,000        63,000      132,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   491,000  $ 1,532,000   $   753,000  $ 1,543,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from sale of
    assets                         0            0             0        4,000
  Other assets                18,000        9,000        (8,000)      56,000
  (Purchase) of property
    and equipment            (55,000)    (145,000)      (33,000)    (167,000)
  Proceeds from sale of
    marketable securities    898,000    1,332,000       134,000      558,000
  (Purchase) of marketable
    securities              (976,000)  (1,401,000)     (131,000)    (527,000)
  (Purchase) of treasury
    stock                    (13,000)     (13,000)            0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $  (128,000) $  (281,000)  $   (38,000) $   (76,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt                 0            0             0      (40,000)
  Dividends issued                 0     (540,000)            0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $         0  $  (540,000)  $         0  $   (40,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $   363,000  $   774,000   $   715,000  $ 1,427,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 4,691,000  $ 4,280,000   $ 3,412,000  $ 2,700,000
Cash and cash equivalents,
  end of period          $ 5,054,000  $ 5,054,000   $ 4,127,000  $ 4,127,000


                         GEORGE RISK INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2005

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

     Marketable equity securities and unrealized gains and losses consist of the following as of January 31, 2005 and January 31, 2004:

          Cost Basis                         $ 12,342,000   $ 11,480,000
          Market Value                         11,610,000     10,800,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $   (732,000)  $   (680,000)

Note 3    Inventories

     At January 31, 2005 and January 31, 2004, respectively, inventories consisted of the following:

          Raw Materials                      $  1,540,000   $  1,630,000
          Work in Process                         480,000        400,000
          Finished Goods                          180,000        296,000
          Warehouse in England                     69,000         67,000
                                             -------------  -------------
                                             $  2,269,000   $  2,393,000
          Less:  allowance for obsolete
                 inventory                        (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  2,199,000   $  2,323,000
                                             =============  =============

Note 4    Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
									          January 31,
                                                   2005           2004
                                             ----------------------------
Net revenue:
     Pool alarm products                     $    233,000   $    237,000
     Keyboard products                            144,000        133,000
     Security alarm and other products          2,762,000      2,844,000
                                             -------------  -------------
Total net revenue                            $  3,139,000   $  3,214,000

Income from operations:
     Pool alarm products                     $     63,000   $     68,000
     Keyboard products                             39,000         38,000
     Security alarm and other products            744,000        810,000
                                             -------------  -------------
Total income from operations                 $    846,000   $    916,000

Identifiable assets:
     Pool alarm products                     $    266,000   $    221,000
     Keyboard products                            296,000        278,000
     Security alarm and other products          4,000,000      4,042,000
     Corporate general                         17,485,000     15,741,000
                                             -------------  -------------
Total assets                                 $ 22,047,000   $ 20,282,000

Depreciation and amortization:
     Pool alarm products                     $      4,000   $      1,000
     Keyboard products                                  0          1,000
     Security alarm and other products             31,000         31,000
     Corporate general                             19,000         26,000
                                             -------------  -------------
Total depreciation and amortization          $     54,000   $     59,000

Capital expenditures:
     Pool alarm products                     $     43,000   $          0
     Keyboard products                                  0              0
     Security alarm and other products                  0              0
     Corporate general                             12,000         33,000
                                             -------------  -------------
Total capital expenditures                   $     55,000   $     33,000

Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was estab-lished to account for any uncollectable accounts.

Note 6    Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2005
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  525,000
                                ===========
Basic EPS                       $  525,000        5,400,663    $     0.10
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  525,000        5,427,413    $     0.10

                                 For the nine months ended January 31, 2005
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,644,000
                                ===========
Basic EPS                       $1,644,000        5,401,906    $     0.30
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,644,000        5,428,656    $     0.30


                                For the three months ended January 31, 2004
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  599,000
                                ===========
Basic EPS                       $  599,000        5,402,528    $     0.11
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  599,000        5,429,278    $     0.11



                                 For the nine months ended January 31, 2004
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,721,000
                                ===========
Basic EPS                       $1,721,000        5,402,528    $     0.32
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,721,000        5,429,278    $     0.32





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

Net cash increased $363,000 during the quarter ended January 31, 2005 as com-pared to an increase of $715,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash increased $774,000 for the nine months ended January 31, 2005, while, for the same period last year, net cash increased $1,427,000. Investments and marketable securities increased $403,000 for the current quarter and also increased $413,000 for the same quarter last year. The year-to-date numbers show an increase of $844,000 for the current nine months as compared to an increase of $1,119,000 for the same nine-month period last year. The reason for the bigger year-to-date number last year is that we opened up some "Money Managers" within our in-vestment accounts and it took a little bit of cash to get those started up. Inventories increased $26,000 for the current quarter as compared to a $66,000 increase for the same quarter last year. The year-to-date numbers show a $181,000 decrease in inventory for the current year, and there was also a $107,000 decrease for the same period last year. Our sales are down slightly this quarter, which accounts for the smaller increase in inventory for the quarter. Accounts receivable decreased $141,000 during the current quarter as compared to a $274,000 decrease for the corresponding quarter last year. The year-to-date figures show an increase of $151,000 for the current nine months and a $170,000 decrease for the same period last year. The main reason for the bigger increase for the year-to-date numbers last year is that we have had to extend out payment terms to some of our customers. As for this year, those extended payment terms have gone through a whole year cycle and have had a chance to become more of a normal part of our day-to-day activities. At January 31, 2005, 67.26% of the receivables were considered current (less than 45 days) and 5.7% of the total were over 90 days past due.

For the quarter ended January 31, 2005, accounts payable increased $88,000 as compared to a $66,000 increase for the same quarter the year before. As for the year-to-date numbers, there was a $61,000 increase for the nine months ended January 31, 2005, and a $30,000 increase for the same period ended January 31, 2004. Dividends payable decreased $22,000 for the current quarter and increased $52,000 for the current year-to-date numbers. In com-parison, there was no cash flow for dividends payable for the three and nine months ending January 31, 2004 since this is the first year that we have de-clared a dividend. Income tax payable increased $29,000 for the current quarter while it increased $63,000 for the quarter ended January 31, 2004.
As for the nine months ended January 31, 2005, income tax payable increased $327,000, while it increased $132,000 for the corresponding period a year ago.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                        For the quarter ended January 31,
                                             2005               2004
                                        ---------------------------------
     Working capital                    $ 20,327,000        $ 18,534,000
     Current ratio                            32.224              29.824
     Quick ratio                              28.495              25.894
     Cash per share (including marketable
       securities)                            $ 3.09              $ 2.76
     Equity per share                         $ 3.96              $ 3.64


Net sales were $3,139,000 for the quarter ended January 31, 2005, which is a 2.3% decrease from the corresponding quarter last year. Year-to-date net sales at January 31, 2005 were $9,512,000, which is only a 1.3% decrease from the same period last year. Cost of goods sold was 49.1% of net sales for the quarter ended January 31, 2005 and 47.1% for the same quarter last year. Year-to-date cost of goods sold percentages were 47.7% for the current nine months and 48.5% for the corresponding nine months last year. Having rel-atively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 24.0% of net sales for the quarter ended January 31, 2005 as compared to 24.4% for the corresponding quarter last year. Year-to-date operating expenses were 24.9% of net sales for the nine months ended January 31, 2005, while they were 24.1% for the same period last year.
Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2005 was at $846,000, which is a 7.6% decrease from the corresponding quarter last year, which had income from operations of $916,000. Income from operations for the nine months ended January 31, 2005 was at $2,609,000, which is a 1.4% decrease from the corresponding nine months last year, which had income from operations of $2,647,000.

Other income and expenses showed gains of $54,000 and $213,000 for the quarter and nine months ended January 31, 2005, respectively. The numbers for the corresponding periods last year were gains of $115,000 and $309,000. Net income for the quarter ended January 31, 2005 was at $525,000, a 12.4% decrease from the corresponding quarter last year, which showed a net income of $599,000. Net income for the nine months ended January 31, 2005 was $1,644,000, a 4.8% decrease from the same period last year. Net income for the nine months ended January 31, 2004 was $1,721,000. Earnings per common share for the quarter ended January 31, 2005 were $0.10 per share and $0.30 per share for the year-to-date numbers. EPS for the quarter and nine moths ended January 31, 2004 was $0.11 per share and $0.32 per share, respectively.

A dividend of $0.10 per common share was declared for the first time for this current fiscal year. The dividend was paid to common stockholders of record as of September 30, 2004 and the payment date was October 31, 2004. The reason that there is still a dividend payable on the books as of October 31, 2004 is that we did not have all the information that was needed in order to process checks to some stockholders. Once this information is obtained, a dividend check is sent out if they were a stockholder as of the date of record. Also, we have many "lost" stockholders on record, but with the de-claration of this dividend, we are finding many more than we would have if the dividend was not declared and paid.

George Risk Industries does have three distinct business segments, security alarm products (and other items), keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine these segments.

New products recently introduced include the 150RS, a shorter version of the 150 series security switch. Also, the T8800 and T8800R temperature monitor-ing devices have been well received by the marketplace. These are similar to the ThermStat 3 & 4's, however, they have only one probe as compared to the ThermStat 4's probes and is a product that can be purchased at a lower cost. The single probe can either be "on-board" or "remote". The H8800 and H8800R have also been introduced. These are humidity monitors, also with either the "on-board" or "remote" probe.

Products that are ready for release from the Tool & Die Shop include the Smoke Alarm Box, an addition to our EZ Duct Raceway line.

Other projects currently in development in Tool & Die include the sash magnet, the surface mount pre-wire, and end caps for the new raceway product line.

Engineering design work continues on the smaller version of our raceway, single and double gang boxes, pool alarm inserts, and the dome and roller ball molds.

Also, the research and development engineers are proceeding with the high security switch, a closed loop glass break switch, a wireless pool alarm, and ADA touch sensor plates.

Our marketing and sales group is preparing to exhibit at the 2005 Inter-national Security Conference (ISC) in Las Vegas, NV form April 6 - 8, 2005. This is where most of the products mentioned above will be introduced and demonstrated.

There are some exciting developments that are in the early stages regarding our Gering, NE site. Back in the mid 1990's, we opened up our Gering plant with the help of Twin Cities Development. Twin Cities Development is the economic development committee for the twin cities of Scottsbluff and Gering, NE. They set up our production facility in a building where the development committee would pay for the rent and the utilities if certain criteria were met to increase economic development in the community. We have always met the criteria and have advanced to the next stage. Since we now have over 50 employees at our Gering facility, we now have the option for the City of Gering to grant us funds to build a manufacturing facility that we would own. If we are approved for this new project, there are again new criteria that will have to be met over the next five years in order to have the grant money be a gift to us, instead of being a loan to us.

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




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Changes in Securities
     Not applicable.

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
  A. Reports on Form 8-K
     No 8-K reports were filed during the quarter ended January 31, 2005.

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

I, Ken R. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated January 31, 2005 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.



By:  /s/  Ken R. Risk
Ken R. Risk
President and Chief Executive Officer




I, Stephanie M. Risk, certify, pursuant to 18 U.S.C. 18 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of George Risk Industries, Inc. on Form 10QSB dated Jan-uary 31, 2005 fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10QSB fairly presents in all material respects the financial condition and results of operations of George Risk Industries, Inc.



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

                         George Risk Industries, Inc.
                                (Registrant)




Date: 03-16-2005              By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk,
                              President and Chairman of the Board




Date: 03-16-2005              By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk,
                              Chief Financial Officer and Controller