Form 10KSB/A
period 2004-04-30
RISK GEORGE INDUSTRIES INC
filed 2005-06-16
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               Form 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the fiscal year ended April 30, 2004
                                   --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _________ to __________

Commission File Number: 0-5378

                        George Risk Industries, Inc.
                        ----------------------------
               (Name of small business issuer in its charter)

             Colorado                               84-0524756
             --------_                              ----------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

            802 South Elm
             Kimball, NE                              69145
             -----------                              -----
   (Address of principal executive                  (Zip Code)
               offices)

Issuer's telephone number:  (308) 235-4645
                            --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of Exchange on Which Registered

            None                                     None
            ----                                     ----

Securities registered under Section 12(g) of the Act:

                    Class A Common Stock, $.10 par value
                    ------------------------------------
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB/A or any amendment to this Form 10-KSB/A.      [X]

State issuer's revenues for the most recent fiscal year:  $ 2,411,000.
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


                    DOCUMENTS INCORPORATED BY REFERENCE
          None.

Transitional Small Business Disclosure Format:  (Check one)

          Yes [X];  No ___

                                   Part I


ITEM 1   BUSINESS

(a) BUSINESS DEVELOPMENT

George Risk Industries, Inc. (GRI or the company) was incorporated in 1967 in Colorado. The company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm com-ponents and systems, pool alarms, thermostats, EZ Duct wire covers, and hydro sensors.

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

EMPLOYEES

GRI has approximately 225 employees.


ITEM 2   PROPERTIES

The manufacturing and office facilities are owned by the company. The manu-facturing facilities were expanded by 7,200 square feet five years ago.
Total square footage of the plant in Kimball, Nebraska is approximately 42,500. Additionally, the company leases 15,000 square feet for $1,535 per month from Eileen Risk, mother of Ken R. Risk, who is an officer and director of the company.

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

ITEM 6 MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

GRI completed the fiscal year ending April 30, 2004, with a net profit of 18.9% net of sales. Net sales were at $12,783,000, down 0.9% over the pre-vious year.

We expect sales to stay steady and hopefully increase for the fiscal year ending April 30, 2005. Any extra growth would be achieved by volume in-creases with our present customers and with the addition of new customers.
We have an excellent marketing department that is always on the lookout for new clients. Also, although our warehouse in England has not performed quite as well for fiscal year end 2004 as it did in fiscal year end 2003, we have supplemented the European market by doing more drop shipments directly from the factory here in the US. Sales in the European market were down 1.5% for the fiscal year ending April 30, 2004. We are planning to put more focus into the overseas market for fiscal year end 2005.

The material and labor costs stayed very consistent between this year and last year. At fiscal year end 2004 the material and labor percentage was at 37.1% of gross sales while the same percentage for fiscal year 2003 was at 38.5%. We continue to buy smart and we are always looking for quality mat-erial at the best possible price. As far as labor goes, we only hire the number of production workers that is needed to finish products in a timely matter and we work very hard at keeping overtime expense down. With these good practices embedded throughout, we expect to continue to achieve a gross profit margin of 45 to 50 percent for the coming year.

At April 30, 2004, working capital increased by 18.2% in comparison to the previous fiscal year. Liquidity has risen this year as the ratio of cash, securities and accounts receivables to current obligations was 41.029 and
24.106 for the fiscal years ending April 30, 2004 and April 30, 2003, re-spectively. Current assets have increased while current liabilities have decreased. At April 30, 2004, the only long-term liability that we have on the books is deferred income tax of $27,000.

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

Management is always open to the possibility of acquiring a business that would complement our existing operations. This would probably not require any outside financing. The intent would be to utilize the equipment, mar-keting techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of GRI's products, since we mostly sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

ITEM 7   FINANCIAL STATEMENTS


                        Independent Auditor's Report


Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2004, and the related statements of income, compre-hensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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
                       ________     ________    _________    ________
                       ________     ________    _________    ________

See accompanying notes to financial statements



                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
Capital     Shares      Amount      Income       Earnings     Total



$1,736,000  3,100,304  $(1,763,000) $(1,428,000)  $15,383,000  $14,885,000
__________ _________  ___________  ___________   ___________  ___________

         -          -            -       33,000             -       33,000

         -          -            -            -     2,285,000    2,285,000
__________  _________  ___________  ___________   ___________  ___________


 1,736,000  3,100,304   (1,763,000)  (1,395,000)   17,668,000   17,203,000


         -          -            -      484,000             -      484,000

         -          -            -            -     2,411,000    2,411,000
__________  _________  ___________  ___________   ___________  ___________


$1,736,000  3,100,304  $(1,763,000) $  (911,000)  $20,079,000  $20,098,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________




                        George Risk Industries, Inc.
                          Statements of Cash Flows


                                              For the Years
                                              Ended April 30,
                                           2004          2003
                                        ------------------------
Cash Flows from Operating Activities:
Net income                              $2,411,000    $2,285,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            235,000       263,000
   (Gain) loss on sale of investments      (37,000)       58,000
   Economic development debt relieved      (75,000)            -
   Gain on sale of assets                   (3,000)            -
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                  (181,000)      336,000
     Inventories                            50,000        (2,000)
     Prepaid expenses                       75,000       (54,000)
     Other receivables                      (3,000)        2,000
     Income tax overpayment                (59,000)       65,000
     Deferred income taxes                  46,000       (61,000)
    Increase (decrease) in:
     Accounts payable                      (37,000)       25,000
     Accrued expenses                       28,000        43,000
                                        __________    __________
    Net cash provided(used)by
     operating activities                2,450,000     2,960,000
                                        __________    __________

Cash Flows From Investing Activities:
 Proceeds from sale of assets               12,000             -
 Projects in progress                       34,000       (50,000)
 Purchase of property and equipment       (191,000)      (84,000)
 Proceeds from sale of marketable
  securities                             1,003,000     2,027,000
 Purchase of marketable securities      (1,567,000)   (3,044,000)
 Purchase of Land Limited Partnership
  at cost                                        -      (200,000)
                                        __________    __________
    Net cash provided(used) by
     investing activities                 (709,000)   (1,351,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Principal payments on long-term debt     (160,000)       (4,000)
                                        __________    __________
   Net cash provided (used) by
    financing activities                  (160,000)       (4,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                       1,581,000     1,605,000

Cash and Cash Equivalents, beginning
 of year                                 2,699,000     1,094,000
                                        __________    __________

Cash and Cash Equivalents, end of year  $4,280,000    $2,699,000
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
                                        __________    __________
                                        __________    __________


See accompanying notes to financial statements



                        George Risk Industries, Inc.
                       Notes to Financial Statements


1.  NATURE  of  BUSINESS and SUMMARY of SIGNIFICANT  ACCOUNTING POLICIES

Nature of Business -- The Company is engaged in the design, manufacture, and marketing of computer keyboards, push-button switches, security alarm com-ponents, pool alarms, thermostats, E-Z Duct wire covers and hydro sensors.

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

Cash and Cash Equivalents -- The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Inventories -- Inventories are stated at the lower of cost or market. Cost is determined using the average cost-pricing method. The company uses standard costs to price its manufactured inventories approximating average costs.

Property and Equipment -- Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:



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

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated de-preciation and any resulting gain or loss is credited or charged to oper-ations.

Advertising -- Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $378,000 and $411,000 for the years ended April 30, 2004 and 2003.

Income Taxes -- The Company has adopted the provisions of the SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires use of the liability method, whereby current and deferred tax assets and liabilities are deter-mined based on tax rates and laws enacted as of the balance sheet date. De-ferred tax expense represents the change in the deferred tax asset/liability balances.

The flow-through method of accounting for tax credits has been adopted by the company. Such credits are reflected as a reduction of the provision for income taxes in the year in which they become available.

Net Income Per Common Share -- Net income per common share is based on the weighted average number of common shares outstanding during each fiscal year. Shares issuable upon the conversion of preferred stock are excluded from the calculations since their effect is insignificant.

Accounting Estimates -- The preparation of these financial statements re-quires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Revenue Recognition -- Revenue is recognized when risks and benefits in ownership are transferred, which normally occurs at the time of shipment of products.

Comprehensive Income -- In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional dis-closures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.


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
                                                __________
                                                __________



3.  MARKETABLE SECURITIES

The company's marketable debt and equity securities and government and muni-cipal bonds are stated at fair market value, are recorded at average cost, and are classified as available-for-sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the statement of operations and any unrealized gains and losses being reported as a separate component of stockholders' equity until realized. Dividend and interest income are accrued as earned.

Marketable securities and unrealized gains and losses consist of the follow-ing as of April 30, 2004:


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
                                                ___________
                                                ___________

Additionally, in accordance with SFAS 115, if the company determines that a marketable security has an other than temporary decline in fari value, generally defined as when the cost basis exceeds the fair value for approx-imately one year. When this happens the company will decrease the cost of the marketable security to the new fair value and recognize the loss as real. The company periodically evaluates the investments to determine if impariment changes are required.

4.  NOTES PAYABLE

There are no notes payable at April 30, 2004.


5.  STOCKHOLDERS' EQUITY

Preferred Stock -- Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share.
The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2004.

During the year ended April 30, 2000, the Company purchased and retired 7,500 preferred shares for $167,000.

Convertible preferred stock without par value may be issued from time to time as determined by the board of directors. Shares of different series shall be of equal rank but may vary as to terms and conditions.

Class A Common Stock -- The holders of the Class A common stock shall be entitled to receive dividends as declared by the board of directors. No dividends may be paid on the Class A common stock until the holders of the Series #1 preferred stock have been paid a dividend for the four prior quarters and provision has been made for the full dividend in the current fiscal year.

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

Stock Transfer Agent -- The Company does not have an independent stock transfer agent. All stock records are maintained by the company.


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
                           __________    _________     _____
                           __________    _________     _____





7.  COMMITMENTS, CONTINGENCIES, and RELATED PARTY TRANSACTIONS

Leases -- The Company leases facilities from certain officers/directors/ stockholders of the Company. One lease requires an annual payment of $3,400 due each July 1, while the other leases are on a month-to-month basis re-quiring payments of $1,535 and $300.

Total lease expense under these arrangements for the fiscal years ended April 30, 2004 and 2003, was $25,000 for each year.

The Company leases an airplane from an officer/director/stockholder of the company on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2004 and 2003, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the officer contributed the airplane in trade for another airplane. The Company and the officer jointly own the newly purchased airplane and will continue the lease on the officer's owner-ship of the plane.

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
                                        ____________     ___________
                                        ____________     ___________





10. CONCENTRATIONS of CREDIT RISK ARISING from CASH DEPOSITS in EXCESS of INSURED LIMITS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. The balance is insured by the Federal Deposit Insurance Corpora-tion up to $100,000. At April 30, 2004, the company's uninsured cash balance totaled $2,359,000.

The company has sales to a group of security alarm distributors representing 42% of total sales for the year ended April 30, 2004 and 26% of accounts receivable at April 30, 2004.

ITEM 8   DISAGREEMENTS on ACCOUNTING and FINANCIAL DISCLOSURES

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 8A   CONTROLS and PROCEDURES

     (a) Information required by Item 307

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     (b)  Information required by Item 308

This disclosure is not yet required.

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

Jerry Andersen, director, worked in the banking industry from 1967 until his retirement in August 2000.

Michael J. Nelson, director, has worked in the banking business since 1963 and was the president of the First State Bank in Kimball, Nebraska until 2001. He is currently chairman of the FirsTier Banks in Kimball, Nebraska.

Stephanie Risk, chief financial officer and controller, has nine years' experience in the accounting field. Stephanie also worked for the family business (Platte Valley Sales) during and after college as a staff account-ant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.

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



Members of the board of directors were each compensated $150 for their ser-vices during the fiscal year.

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
  Secretary/Treasurer



ITEM 13   EXHIBITS and REPORTS on FORM 8-K


3.(1).a Articles of Incorporation - Filed as Exhibit 5 to the Registrant's Form 10-K for the fiscal year ended April 10, 1970, and incorpor-ated by reference herein

3.(i).b Certificate of Amendment to the Articles of Incorporation of the Registrant - Filed as Exhibit 1.2 to the Registrant's Form 10-K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c By-laws - Filed as Exhibit 1.3 to the Registrant's Form 10-K for the fiscal year ended April 10, 1971, and incorporated by reference herein

31.1      Certification pursuant to Rule 13a-14(a) of the Chief Executive
          Officer

31.2      Certification pursuant to Rule 13a-14(a) of the Chief Financial
          Officer

32.1      Certification pursuant to 18 U.S.C. 1350 of the Chief Executive
          Officer

32.2      Certification pursuant to 18 U.S.C. 1350 of the Chief Financial
          Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              George Risk Industries, Inc.

                              By:  /s/  Ken R. Risk
                              Ken R. Risk, President and
                              Chairman of the Board

                              July 29, 2004


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