Form 10QSB/A
period 2004-07-31
RISK GEORGE INDUSTRIES INC
filed 2005-06-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                              FORM 10-QSB/A

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2004
               -----------------------------------

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

               For the transition period from ___________ to ____________


                      Commission File Number:  0-5378


                        GEORGE RISK INDUSTRIES, INC.
                        ----------------------------
     (Exact name of small business issuer as specified in its charter)

            Colorado                             84-0524756
            --------                             ----------
     (State of incorporation)        (IRS Employers Identification No.)

             802 South Elm St.
                Kimball, NE                               69145
                -----------                               -----
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (308) 235-4645
                                                     --------------


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

     Marketable debt and equity securities and government and municipal bonds are stated at fair market value, are recorded at average cost, and are class-ified as available-for-sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the income statement and any unrealized gains or losses being reported as a separate component of stockholder's equity until realized. Dividend and interest income are accrued as earned.

     Marketable securities and unrealized gains and losses consist of the following as of July 31, 2004:

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
                                                       ============

     Additionally, in accordance with SFAS 115, if we determine that a market-able security has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approximately one year. When this happens we will decrease the cost of the marketable sec-urity to the new fair value and recognize the loss as real. We periodically evaluate our investments to determine if impairment changes are required.

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

Item 3.   Controls and Procedures

     (a)  Information required by Item 307

Our Chief Executive Officer and our Cheif Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by para-graph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     Submission of Matters to a Vote of Securities
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A.   Exhibits

          31.  Certifications pursuant to Rule 13a-14(a)
               31.1  Certification of the Chief Executive Officer
               31.2  Certification of the Chief Financial Officer

          32.  Certifications pursuant to 18 U.S.C. 1350
               32.1  Certification of the Chief Executive Officer
               32.2  Certification of the Chief Financial Officer


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