Form 10QSB/A
period 2004-10-31
RISK GEORGE INDUSTRIES INC
filed 2005-06-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               FORM 10-QSB/A

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

                    For the quarter ended October 31, 2004
                    --------------------------------------

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

                    For the transition period from ________ to _________


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
                              OCTOBER 31, 2004

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 4,691,000
     Marketable securities (Note 2)                          11,207,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance      2,027,000
     Other                                                        5,000
     Inventories (Note 3)                                     2,172,000
     Prepaid expenses                                           100,000
     Deferred income taxes                                       94,000
                                                            ------------
Total Current Assets                                        $20,296,000

Property and Equipment, net at cost                         $   825,000

Other Assets
     Investment in Land Limited Partnership, at cost            200,000
     Projects in process                                         26,000
     Other                                                       29,000
                                                            ------------
Total Other Assets                                          $   255,000

TOTAL ASSETS                                                $21,376,000
                                                            ============

                         GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2004
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $    64,000
     Dividends payable                                           74,000
     Accrued expenses
        Payroll and related expenses                            336,000
        Property taxes                                           (4,000)
     Income tax payable                                         169,000
                                                            ------------
Total Current Liabilities                                   $   639,000

Long-Term Liabilities
     Deferred income taxes                                       27,000
                                                            ------------
Total Long-Term Liabilities                                 $    27,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20 stated
        value, 25,000 shares authorized, 5,350 issued
        and outstanding                                         107,000
     Common stock, Class A, $.10 par value, 10,000,000
        shares authorized, 8,502,832 shares issued and
        outstanding                                             850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                    (879,000)
     Retained earnings                                       20,659,000
     Less:  cost of treasury stock, 3,100,304 shares,
            at cost                                          (1,763,000)
                                                            ------------
Total Stockholders' Equity                                  $20,710,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		    $21,376,000
                                                            ============

                         GEORGE RISK INDUSTRIES, INC.
                  STATEMENT OF INCOME AND RETAINED EARNINGS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2004         2004          2003         2003
                         ----------------------------------------------------
Net Sales                $ 3,277,000  $ 6,373,000   $ 3,406,000  $ 6,428,000
Less: cost of goods sold  (1,501,000)  (2,998,000)   (1,748,000)  (3,160,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,776,000  $ 3,375,000   $ 1,658,000  $ 3,268,000

Operating Expenses:
  General and
    administrative           169,000      339,000       174,000      343,000
  Selling                    590,000    1,210,000       578,000    1,125,000
  Engineering                 23,000       37,000        19,000       36,000
  Rent paid to related
    parties                   11,000       26,000        11,000       26,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   793,000  $ 1,612,000   $   782,000  $ 1,530,000

Income From Operations       983,000    1,763,000       876,000    1,738,000

Other Income (Expense)
  Other                       (1,000)      (1,000)            0       (4,000)
  Dividend and interest
    income                    69,000      151,000        72,000      159,000
  Gain (loss) on sale of
    investments               27,000       10,000         7,000       28,000
  Gain (loss) on sale of
    assets                         0            0         4,000        4,000
                         ------------ ------------  ------------ ------------
                         $    95,000  $   160,000   $    83,000  $   187,000

Income Before Provisions
  for Income Tax           1,078,000    1,923,000       959,000    1,925,000

Provisions for Income Tax   (451,000)    (803,000)     (401,000)    (803,000)
                         ------------ ------------  ------------ ------------
Net Income               $   627,000  $ 1,120,000   $   558,000  $ 1,122,000

Retained Earnings,
  beginning of period    $20,572,000  $20,079,000   $18,232,000  $17,668,000

Less:  Cash Dividends
  Common Stock ($0.10 per
    share)                  (540,000)    (540,000)            0            0

Retained Earnings,
  end of period          $20,659,000  $20,659,000   $18,790,000  $18,790,000
                         ============ ============  ============ ============
Income Per Share of Common
  Stock:  (Note 6)
    Basic                $       .12  $       .21   $       .10  $       .21
    Assuming Dilution    $       .12  $       .21   $       .10  $       .21


                         GEORGE RISK INDUSTRIES, INC.
                      STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2004         2004          2003         2003
                        -----------------------------------------------------
Net Income               $   627,000  $ 1,120,000   $   558,000  $ 1,122,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
     gains (losses) arising
     during period            92,000       33,000       211,000      442,000
    Reclassification adjustment
     for (gains) losses included
     in net income           (28,000)      (9,000)       (8,000)     (28,000)
    Income tax expense related
     to other comprehensive
     income                   27,000       10,000        85,000      173,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
   Income                $    91,000  $    34,000   $   288,000  $   587,000

Comprehensive Income     $   769,000  $ 1,564,000   $   846,000  $ 1,709,000
                         ============ ============  ============ ============

                         GEORGE RISK INDUSTRIES, INC.
                           STATEMENT OF CASH FLOWS
                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2004         2004          2003         2003
                        -----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   627,000  $ 1,120,000   $   558,000  $ 1,122,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               51,000      100,000        57,000      114,000
   (Gain) 1oss on sale of
    investments              (28,000)      (9,000)       (8,000)     (28,000)
   (Gain) loss on assets           0            0        (4,000)      (4,000)
   Change in unrealized gain/
    (loss) on investments     92,000       33,000       211,000       42,000
Changes in assets and liabilities:
  (Increase) decrease in:
    Investments/securities  (273,000)    (441,000)     (319,000)    (707,000)
    Accounts receivable     (189,000)    (292,000)     (303,000)    (444,000)
    Inventories              210,000      207,000       248,000      174,000
    Prepaid expenses               0      (40,000)       (5,000)      33,000
    Receivables-officers
      and employees           (1,000)       1,000             0        1,000
  Increase (decrease) in:
    Accounts payable         (44,000)     (27,000)      (65,000)     (36,000)
    Dividends payable         73,000       73,000             0            0
    Accrued expenses          89,000       18,000       107,000       57,000
    Income tax payable       (54,000)     298,000      (333,000)      69,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   553,000  $ 1,041,000   $   144,000  $   791,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from sale of
    assets                         0            0        (4,000)      (4,000)
  Other assets               (42,000)      (9,000)       32,000       64,000
  (Purchase) of property
    and equipment            (26,000)     (90,000)      (70,000)    (134,000)
  Proceeds from sale of
    marketable securities    168,000      232,000       433,000      793,000
  (Purchase) of marketable
    securities              (140,000)    (224,000)     (429,000)    (769,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $   (40,000) $   (91,000)  $   (30,000) $   (42,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt                 0            0             0      (40,000)
  Proceeds from sale of
    property and equipment         0            0         4,000        4,000
  Dividends issued          (540,000)    (540,000)            0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $  (540,000) $  (540,000)  $     4,000  $   (36,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $   (27,000) $   410,000   $   118,000  $   713,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 4,717,000  $ 4,280,000   $ 3,294,000  $ 2,699,000
Cash and cash equivalents,
  end of period          $ 4,690,000  $ 4,690,000   $ 3,412,000  $ 3,412,000


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

Note 2    Marketable Securities

     Marketable debt and equity securities and government and municipal bonds are stated at fair market value, are recorded at average cost, and are class-ified as available-for-sale securities. The cost of marketable securities sold is determined on the average cost method with realized gains or losses being reflected in the income statement and any unrealized gains or losses being reported as a separate component of stockholder's equity until real-ized. Dividend and interest income are accrued as earned.

     Marketable securities and unrealized gains and losses consist of the following as of October 31, 2004 and October 31, 2003:

          Cost Basis                         $ 12,086,000   $ 11,341,000
          Market Value                         11,207,000     10,388,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $   (879,000)  $   (953,000)
                                             =============  =============
          Gross unrealized gain              $    492,000   $    450,000
                                             =============  =============
          Gross unrealized loss              $ (1,370,000)  $ (1,403,000)
                                             =============  =============

	Additionally, in accordance with SFAS 115, if we determine that a marketable security has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approxi-mately one year. When this happens we will decrease the cost of the market-able security to the new fair value and recognize the loss as real. We periodically evaluate our investments to determine if impairment changes are required.

Note 3    Inventories

     At October 31, 2004 and October 31, 2003, respectively, inventories con-sisted of the following:

          Raw Materials                      $  1,528,000   $  1,547,000
          Work in Process                         458,000        464,000
          Finished Goods                          188,000        236,000
          Warehouse in England                     68,000         80,000
                                             -------------  -------------
                                             $  2,242,000   $  2,326,000
          Less:  allowance for obsolete
                 inventory                        (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  2,172,000   $  2,256,000
                                             =============  =============

Note 4    Business Segments
	The following is financial information relating to industry segments:

                                                  For the quarter ended
                                                       October 31,
                                                   2004           2003
                                             -----------------------------
Net revenue:
  Pool alarm products                        $    298,000   $    282,000
  Keyboard products                               137,000        111,000
  Security alarm and other products             2,842,000      3,013,000
                                             -------------  -------------
Total net revenue                            $  3,277,000   $  3,406,000

Income from operations:
  Pool alarm products                        $     90,000   $     72,000
  Keyboard products                                41,000         29,000
  Security alarm and other products               852,000        775,000
                                             -------------  -------------
Total income from operations                 $    983,000   $    876,000

Identifiable assets:
  Pool alarm products                        $    284,000   $    273,000
  Keyboard products                               252,000        194,000
  Security alarm and other products             4,135,000      4,301,000
  Corporate general                            16,705,000     14,626,000
                                             -------------  -------------
Total assets                                 $ 21,376,000   $ 19,394,000

Depreciation and amortization:
  Pool alarm products                        $      2,000   $      2,000
  Keyboard products                                     0          1,000
  Security alarm and other products                30,000         35,000
  Corporate general                                19,000         19,000
                                             -------------  -------------
Total depreciation and amortization          $     51,000   $     57,000

Capital expenditures:
  Pool alarm products                        $          0   $          0
  Keyboard products                                     0              0
  Security alarm and other products                 4,000         51,000
  Corporate general                                22,000         19,000
                                             -------------  -------------
Total capital expenditures                   $     26,000   $     70,000

Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers. There is a $50,000 allowance that was established to account for any uncollectable accounts.


Note 6    Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

				For the three months ended October 31, 2004
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  627,000
                                ===========
Basic EPS                       $  627,000        5,402,528    $     0.12
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------

Diluted EPS                     $  627,000        5,429,278    $      0.12

				 For the six months ended October 31, 2004
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,120,000
                                ===========
Basic EPS                       $1,120,000        5,402,528    $      0.21
Effect of dilutive securities:
  Convertible preferred stock             0          26,750
                                ------------   -------------   ------------
Diluted EPS                     $1,120,000        5,429,278    $      0.21

			        For the three months ended October 31, 2003
                               --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  558,000
                                ===========
Basic EPS                       $  558,000        5,402,528    $      0.10
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   ------------
Diluted EPS                     $  558,000        5,429,278    $      0.10

				 For the six months ended October 31, 2003
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,122,000
                                ===========
Basic EPS                       $1,122,000        5,402,528    $      0.21
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   ------------
Diluted EPS                     $1,122,000        5,429,278    $      0.21





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

Net cash decreased $27,000 during the quarter ended October 31, 2004 as com pared to an increase of $118,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash increased $410,000 for the six months ended October 31, 2004, while, for the same period last year, net cash increased $713,000. Investments and marketable securities increased $273,000 for the quarter while it increased $441,000 for the year-to-date data. The reason for the increases in the investment accounts is that we have started to put some excess cash into the marketable securities, but not at the rapid pace that we were doing a few years ago. Inventories decreased $210,000 during the current quarter as compared to a $248,000 decrease last year. The year-to-date numbers show the inventory decreased $207,000 for the current year, while it decreased $174,000 for the same period last year. The con-tinued decreases in inventory go hand in hand with the slight decreases in sales that we are showing. Accounts receivable increased $189,000 during the current quarter as compared to a $303,000 increase for the corresponding quarter last year. The year-to-date figures show an increase of $292,000 for the current six months and a $444,000 increase for the same period last year. At October 31, 2004, 73.64% of the receivables were considered current (less than 45 days) and 3.02% of the total were over 90 days past due.

At the quarter ended October 31, 2004, accounts payable decreased $44,000 as compared to a $65,000 decrease for the same quarter the year before. As for year-to-date numbers, there was a $27,000 decrease for the six months ended October 31, 2004, and a $36,000 increase for the same period ended Oct-ober 31, 2003. Dividends payable increased $73.000 for the three and six months ending October, 31, 2004. In comparison there was no cash flow for dividends payable for the three and six months ending October 31, 2003 since this is the first year that the company has declared a dividend. Income tax payable decreased $54,000 for the quarter ended October 31, 2003, while it decreased $333,000 for the quarter ended October 31, 2003. For the six months ended October 31, 2004, income tax payable increased $298,000, as it increased $69,000 for the corresponding period a year ago.


The following is a list of ratios to help analyze George Risk Industries' performance:

                                        For the quarter ended October 31,
                                             2004               2003
                                        ----------------------------------
     Working capital                     $19,657,000        $17,644,000
     Current ratio                            31.762             29.140
     Quick ratio                              28.052             25.195

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

Operating expenses were 24.2% of net sales for the quarter ended October 31, 2004 as compared to 23.0% for the corresponding quarter last year. Year-to-date operating expenses were 25.3% of net sales for the six months ended Oct-ober 31, 2004, while they were 23.7% for the same period last year. Income from operations for the quarter ended October 31, 2004 was at $983,000, which is a 12.2% increase from the corresponding quarter last year, which had income from operations of $876,000. Income from operations for the six months ended October 31, 2004 was at $1,763,000, which is a 1.44% increase from the corresponding six months last year, which had income from operations of $1,738,000.

Other income and expenses showed gains of $95,000 and $160,000 for the quarter and six months ended October 31, 2004, respectively. The other in-come and expense numbers for last year also showed gains of $83,000 for the quarter and $187,000 for the six months ending October 31, 2003. Our divid-end and interest income is down slightly, but we have not had any big losses on the sale of our investments. We have reorganized the way and what we are investing in by using money manager accounts. This has seemed to make a positive difference in not accumulating big losses like we have let happen in the past. Net income for the quarter ended October 31, 2004 was at $627,000, a 12.4% increase from the corresponding quarter last year, which showed net income of $558,000. Net income for the six months ended Oct-ober 31, 2004 was $1,120,000, a 0.2% decrease from the same period last year. Net income for the six months ended October 31, 2003 was $1,122,000. Earn-ings per common share for the quarter ended October 31, 2004 was $0.12 per share and $0.21 per share for the year-to-date numbers. EPS for the quarter and six moths ended October 31, 2003 was $0.10 per share and $0.21 per share, respectively.

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

New products ready for production include the NC-20 nurse call, the S-40 spacer for the 4460, rare earth inserts for the 100 series switches, and the D.P.A.R.M.hardwired DPA-10.

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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by para graph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Item 4.   Submission of Matters to a Vote of Securities
     Not applicable

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

          31. Certifications pursuant to Rule 13a-14(a)

              31.1 Certification of the Chief Executive Officer
              31.2 Certification of the Chief Financial Offer

          32. Certifications pursuant to 18 U.S.C 1350

              32.1 Certification of the Chief Executive Officer
              32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended October 31, 2004

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