Form 10QSB/A
period 2005-01-31
RISK GEORGE INDUSTRIES INC
filed 2005-06-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               FORM 10-QSB/A

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2005
               --------------------------------------

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

     Marketable securities and unrealized gains and losses consist of the following as of January 31, 2005 and January 31, 2004:

          Cost Basis                         $ 12,342,000   $ 11,480,000
          Market Value                         11,610,000     10,800,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $   (732,000)  $   (680,000)
                                             =============  =============
          Gross Unrealized Gain              $    441,000   $    548,000
                                             =============  =============
          Gross Unrealized Loss              $ (1,173,000)  $ (1,228,000)
                                             =============  ==============

     Additionally, in accordance with SFAS 115, if we determine that a market-able security has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approximately one year. When this happens we will decrease the cost of the marketable security to the new fair value and recognize the loss as real. We periodically evaluate our investments to determine if impairment changes are required.

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