Form 10KSB
period 2005-04-30
RISK GEORGE INDUSTRIES INC
filed 2005-08-15
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended  April 30, 2005
                                    ______________

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

          None                         None
          ____                         ____


Securities registered under Section 12(g) of the Act:
         Class A Common Stock, $.10 par value
        _____________________________________
                  (Title of class)

  Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's  revenues  for  the  most recent fiscal year. $ 13,113,000.
                                                                __________

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 9, 2005 was approximately $13,458,000 based upon the last reported sale, which occurred on August 8, 2005. For purposes of this disclosure, Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of August 9, 2005 was 5,387,253.


                   DOCUMENTS INCORPORATED BY REFERENCE
  None.

Transitional Small Business Disclosure Format (Check one)
  Yes X;  No ___

Part I


Item 1	BUSINESS
(a)	BUSINESS DEVELOPMENT

George Risk Industries, Inc. (GRI or the company) was incorporated in 1967 in Colorado. The company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm components and systems,pool alarms,thermostats, EZ Duct wire covers and water sensors.

GRI Telemark Corporation (Telemark), a majority owned subsidiary, was incorporated in October 1983 for the purpose of marketing security alarm products. As of April 13, 1993, Telemark was merged into GRI and presently operates as a marketing division of GRI.

PRODUCTS, MARKET AND DISTRIBUTION

The company designs, manufactures, and sells computer keyboards, push-button switches,burglar alarm components and systems, pool alarms, and water sensors. The security burglar alarm products comprise approximately 85 percent and pool alarms comprise 9 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 4,000 customers. One of the distributors accounts for approximately 40 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

The keyboard segment has approximately 760 customers. Keyboard products are sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

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

EMPLOYEES

GRI has approximately 205 employees.


Item 2	PROPERTIES
The company owns the manufacturing and office facilities. The manufacturing facilities were expanded by 7,200 square feet six years ago. Total square footage of the plant in Kimball, Nebraska is approximately 42,500 sq. ft. Additionally, the company leases 15,000 square feet for $1,535 per month with Eileen Risk, mother of Ken R. Risk, who is an officer and director of the company.

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
Matter

PRINCIPAL MARKET

The company's Class A Common Stock is currently quoted on the OTC Bulletin Board by thirteen market makers.

STOCK PRICES AND DIVIDENDS INFORMATION


2005 Fiscal Year           High                  Low

May 1-July 31              6.30                  5.01
August 1-October 31        6.30                  5.40
November 1-January 31      6.50                  5.75
February 1-April 30        6.25                  5.60



2004 Fiscal Year           High                  Low

May 1-July 31              3.45                  2.30
August 1-October 31        4.15                  2.90
November 1-January 31      7.20                  3.80
February 1-April 30        6.25                  5.35




A dividend of $0.10 per common share was declared on September 30, 2004. This is the first dividend that has ever been paid by the Company. With the practices and procedures that have been developed, we hope to be able to continue paying dividends on an annual basis.

The number of holders of record of the company's Class A Common Stock as of April 30, 2005, was approximately 1,465.


Item 6	Management's Discussion and Analysis of Financial Condition and
Results of Operations

GRI completed the fiscal year ending April 30, 2005,with a net profit of 19.2% net of sales. Net sales were at $13,113,000, up 2.6% over the previous year. Additionally, net income for the year ended April 30, 2005 was $2,515,000, up 4.3% from the prior year.

We expect sales to stay steady and hopefully increase for the fiscal year ending April 30, 2006. We have several new products that are ready and being sold. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers. We have an excellent marketing department that is always on the lookout for new clients. We have had some problems with the ability to get product out our doors on a timely basis, but we have taken steps to remedy this problem. We have purchased a building in Gering, NE, our satellite location, in an effort to be able to increase production. We have also applied and have gotten approval from the State of Nebraska to receive grant money. This grant money is contingent on increasing the number of workers at our Gering location over the next five years.

The material and labor costs stayed very consistent between this year and last year. At fiscal year end 2005 the material and labor percentage was at 36.7% of gross sales while the same percentage for fiscal year 2004 was at 37.1%.
We continue to buy smart and we are always looking for quality material at the best possible price. As far as labor goes, we only hire the number of production workers that is needed to finish products in a timely matter and we work very hard at keeping overtime expense down. With these good practices embedded throughout, we expect to continue to achieve a gross profit margin of about 50 percent for the coming year.

At April 30, 2005, working capital increased by 10.7% in comparison to the previous fiscal year. Liquidity has dropped slightly this year as the ratio of cash, securities and accounts receivables to current obligations was 30.569 and 41.029 for the fiscal years ending April 30, 2005 and April 30, 2004, respectively. Current assets have increased as current liabilities have also increased. At April 30, 2005, the only long-term liability that we have on the books is deferred income tax of $61,000.

As for new products, the sash magnet and single gang box for the E-Z Duct Raceway products line are out of Tool and Die and are ready for production. Mold work continues on the new, short Roller Ball. This will replace both the DS-01 and RB-01 series of switches. Prototype boards have been ordered for the new version of the Pool Alarm. It will be submitted for ETL approval. The Normally Closed Glassbreak sample boards are on order. Also, the Normally Closed relays for the T8800 are in house. Production boards have also been ordered for the High Security Switch to be submitted for UL approvals after they are completed. There continues to be favorable interest on the Magnasphere technology switches. Orders are increasing on a weekly basis as the word gets out into the industry that we have them available.

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


                      Index to Financial Statements
                       George Risk Industries, Inc.


                                                        Page

Independent Auditor's Report .............................................. 9

Balance Sheet-April 30, 2005 .............................................  10

Statements of Income
	For the Years Ended April 30, 2005 and 2004 ....................... 11

Statements of Comprehensive Income
	For the Years Ended April 30, 2005 and 2004 ....................... 12

Statement of Changes in Stockholders' Equity
	For the Years Ended April 30, 2005 and 2004 ....................... 13

Statements of Cash Flows
	For the Years Ended April 30, 2005 and 2004 ....................... 14

Notes to Financial Statements ............................................. 15

Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2005, and the related statements of income, comprehensive income, stockholders'equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2005, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Mason Russell West, LLC

Littleton, Colorado
July 15, 2005



                   George Risk Industries, Inc.
                        Balance Sheet
                        April 30, 2004


                            Assets

Current Assets:
 Cash and cash equivalents                           $ 5,451,000
 Marketable securities                                11,750,000
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $50,000                                 2,241,000
  Other                                                    2,000
 Inventories                                           2,054,000
 Prepaid expenses                                         57,000
 Deferred tax asset                                      164,000
                                                     ___________
   Total Current Assets                               21,719,000
                                                     ___________
Property and Equipment, net, at cost                     786,000
                                                     ___________
Other Assets
 Investment in Land Limited Partnership, at cost         200,000
 Projects in process                                      34,000
 Other                                                    12,000
                                                     ___________
   Total Other Assets                                    246,000
                                                     ___________


Total Assets                                         $22,751,000
                                                     ___________
                                                     ___________


See accompanying notes to financial statements









             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable-trade                               $  138,000
 Dividends payable                                        50,000
 Accrued expenses:
  Payroll and related expenses                           347,000
 Income tax payable                                      101,000
                                                      ___________
   Total Current Liabilities                             636,000

                                                      ___________

Long-term Liabilities:
Deferred tax liability                                     61,000
Commitments and Contingencies                                   -
                                                      ___________
   Total Long-Term Liabilities                             61,000

                                                      ___________

Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1-noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000
 Additional paid-in capital                             1,736,000
 Accumulated other comprehensive income                  (881,000)
 Retained earnings                                     22,054,000
 Treasury stock, 3,109,379 shares, at cost             (1,804,000)
                                                      ___________
   Total Stockholders' Equity                          22,054,000
                                                      ___________

Total Liabilities and Stockholders' Equity            $22,751,000
                                                      ___________
                                                      ___________




                 George Risk Industries, Inc.
                     Statements of Income
       For the Years Ended April 30, 2005 and 2004


                                           2005           2004

Net Sales                              $13,113,000     $12,783,000
 Less cost of goods sold                 6,230,000       6,190,000

                                       ___________     ___________
Gross Profit                             6,883,000       6,593,000

Operating Expenses:
 Selling and shipping                    2,403,000       2,351,000
 General and administrative                719,000         693,000
 Engineering and research                   75,000          71,000
 Rent expense paid to
    related parties                         49,000          49,000
                                       ___________     ___________
       Total Operating Expenses          3,246,000       3,164,000
                                       ___________     ___________
Income From Operations                   3,637,000       3,429,000

Other Income (Expense):
 Other income                                2,000          79,000
 Dividend and interest income              357,000         348,000
 Gain/(loss) on sale of assets             (89,000)         40,000
                                       ___________     ___________
       Total Other Income                  270,000         467,000

Income  Before  Provision  for  Income
Taxes                                    3,907,000       3,896,000

Provision for Income Taxes:
 Current expense                         1,428,000       1,439,000
 Deferred tax (benefit) expense            (36,000)         46,000
                                       ___________     ___________
 Total Income Taxes Expense              1,392,000       1,485,000
                                       ___________     ___________
Net Income                             $ 2,515,000     $ 2,411,000
                                       ___________     ___________
                                       ___________     ___________

Income per Share of Common Stock       $      0.47     $      0.45
                                       ___________     ___________
                                       ___________     ___________
Weighted Average Number of Common
 Shares Outstanding                      5,399,982       5,402,528
                                       ___________     ___________
                                       ___________     ___________

See accompanying notes to financial statements




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                               April 30, 2005

                                       For the Years Ended April 30,
                                             2005          2004

Net Income                               $2,515,000     $ 2,411,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized loss on securities:
  Unrealized holding gains (losses)
   arising during period                     30,000         484,000
   Reclassification adjustment for
   (gains) losses included in net income     88,000         (37,000)
   Income tax related to other
    comprehensive income                    (49,000)       (187,000)
                                         __________      __________

Other Comprehensive Income (Loss)            69,000         260,000
                                         __________      __________

Comprehensive Income                     $2,584,000      $2,671,000
                                         __________      __________
                                         __________      __________

See accompanying notes to financial statements




                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2005 and 2004


                                                  Common Stock
                         Preferred Stock            Class A

                         Shares     Amount      Shares      Amount


Balances, April 30,
 2003                     5,350     $107,000    8,502,832    $850,000


Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________

Balances, April 30,
 2004                     5,350      107,000    8,502,832     850,000
                       ________     ________    _________    ________

Purchase of preferred
 stock                   (1,250)      (8,000)           -           -

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.10 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________

Balances, April 30,
 2005                     4,100     $ 99,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________

See accompanying notes to financial statements


                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
Capital     Shares      Amount      Income       Earnings     Total


$1,736,000  3,100,304  $(1,763,000) $(1,395,000)  $17,668,000  $17,203,000


         -          -            -      484,000             -      484,000

         -          -            -            -     2,411,000    2,411,000
__________  _________  ___________  ___________   ___________  ___________


 1,736,000  3,100,304   (1,763,000)    (911,000)   20,079,000   20,098,000
__________  _________  ___________  ___________   ___________  ___________


         -          -            -            -             -       (8,000)


         -      9,075      (41,000)           -             -      (41,000)



         -          -            -            -      (540,000)    (540,000)

         -          -            -       30,000             -       30,000

         -          -            -            -     2,515,000    2,515,000
__________  _________  ___________  ___________   ___________  ___________


$1,736,000  3,109,379  $(1,804,000) $  (881,000)  $22,054,000  $22,054,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________





                   George Risk Industries, Inc.
                      Statements of Cash Flows
              For the Years Ended April 30, 2005 and 2004


                                           2005          2004
Cash Flows from Operating Activities:
Net income                              $2,515,000    $2,411,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            206,000       235,000
   (Gain) loss on sale of investments       88,000       (37,000)
   Economic development debt relieved            -       (75,000)
   Gain on sale of assets                        -        (3,000)
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                  (506,000)     (181,000)
     Inventories                           326,000        50,000
     Prepaid expenses                      (12,000)       75,000
     Other receivables                       3,000        (3,000)
     Income tax overpayment                      -       (59,000)
     Deferred income taxes                 (36,000)       46,000
    Increase (decrease) in:
     Accounts payable                       46,000       (37,000)
     Accrued expenses                       34,000        28,000
     Income tax liability                  230,000             -
                                        __________    __________
    Net cash provided(used)by
     operating activities                2,894,000     2,450,000
                                        __________    __________

Cash Flows From Investing Activities:
 Proceeds from sale of assets                    -        12,000
 Other assets manufactured                  15,000        34,000
 Purchase of property and equipment       (158,000)     (191,000)
 Proceeds from sale of marketable
  securities                             4,290,000     1,003,000
 Purchase of marketable securities      (5,331,000)   (1,567,000)
 Purchase of preferred stock                (8,000)            -
  Purchase of treasury stock               (41,000)            -
                                        __________    __________
    Net cash provided(used) by
     investing activities               (1,233,000)     (709,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Principal payments on long-term debt            -      (160,000)
 Dividends paid                           (490,000)            -
                                        __________    __________
   Net cash provided (used) by
    financing activities                  (490,000)     (160,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                       1,171,000     1,581,000

Cash and Cash Equivalents, beginning
 of year                                 4,280,000     2,699,000
                                        __________    __________

Cash and Cash Equivalents, end of year  $5,451,000    $4,280,000
                                        __________    __________
                                        __________    __________



Supplemental Disclosure of Cash
      Flow Information:
 Cash payments for:
  Income taxes                          $1,384,000    $1,568,000
                                        __________    __________
                                        __________    __________


See accompanying notes to financial statements

GEORGE RISK INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2005

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

Cash and Cash Equivalents-The company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts-Accounts receivable are customer obligations due under normal trade terms. The company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. The company performs continuing credit evaluations of its customers' financial condition and the company generally does not require collateral.

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers'credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. As of April 30, 2005 and 2004, the company has recorded an allowance for doubtful accounts of $50,000 for the years ended 2004 and 2003, respectively. Bad debt expense was $8,000 and $11,000 for April 30, 2005 and 2004, respectively.

Inventories-Inventories are stated at the lower of cost or market. Cost is determined using the average cost-pricing method. The company uses standard costs to price its manufactured inventories approximating average costs.

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $  792,000
        Machinery and equipment        5-10        1,011,000
        Furniture and fixtures         5-10          129,000
        Leasehold improvements         5-32          170,000
        Buildings                       20           492,000
        Automotive and aircraft        3-5           329,000
        Software                       2-5           123,000
        Land                           N/A            13,000
                                                  __________
        Total                                      3,059,000
        Accumulated depreciation                  (2,273,000)
                                                  __________
        Net                                       $  786,000
                                                  __________
                                                  __________



Depreciation expense of $206,000 and $235,000 were charged to operations for the years ended April 30, 2005 and 2004, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $310,000 and $378,000 for the years ended April 30, 2005 and 2004, respectively.

Income Taxes-The company has adopted the provisions of the SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

The flow-through method of accounting for tax credits has been adopted by the company. Such credits are reflected as a reduction of the provision for income taxes in the year in which they become available.

Net Income Per Common Share-Net income per common share is based on the weighted average number of common shares outstanding during each fiscal year. The dilutive effect of convertible preferred stock is reflected in diluted earnings per share by application of the if-converted method. Under this method, preferred dividends applicable to convertible preferred stock are added to the numerator and convertible preferred stock is assumed to have been converted at the beginning of the period.

Accounting Estimates-The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Financial Instruments-Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Revenue Recognition-Revenue is recognized when risks and benefits in ownership are transferred, which normally occurs at the time of shipment of products.

Benefit Plan Disclosures-SFAS No. 132, Employer's Disclosures about Pension and other Post Retirement Benefits ("SFAS No. 132"), requires certain disclosures about employers' pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS No. 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis. Please see Note 4 for further disclosure in accordance with SFAS No. 132.

Comprehensive Income-In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

Segment Reporting and Related Information-The Company discloses the results of its segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). The Company designated the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic area and major customers. At April 30, 2005, the Company operated in three segments organized by service line: pool alarm products, keyboard products, and security alarm and other products. See Note 9 for further segment information disclosures in accordance with SFAS No. 131.

Recently Issued Accounting Pronouncements-In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarity the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges.In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and expects to adopt the provisions of SFAS No. 151 as of May 1, 2006.


In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The provisions of SFAS 123R are effective for financial statements for annual or interim periods beginning after June 15, 2005. The Company does not currently have a stock option plan in place. Therefore, adoption of SFAS 123R is not expected to have an impact on the Company's operating results.

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), Application of FASB Statement No. 109, "Accounting for Income Taxes"("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on the Company's U.S. tax return. The Company does not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.


2.	INVENTORIES
Inventories at April 30, 2005 consisted of the following:




    Raw materials                               $1,492,000
    Work in process                                452,000
    Finished goods                                 180,000
                                                __________
                                                 2,124,000
                                                __________

    Less allowance for obsolete inventory          (70,000)
                                                __________
    Totals                                      $2,054,000
                                                __________
                                                __________




3.	Marketable Securities
The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. Realized gains and losses are determined on the average cost basis, and included in the Company's statement of income. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are accrued as earned.

Marketable equity securities and related unrealized gains and losses consist of the following as of April 30, 2005:



    Cost basis                                  $12,531,000
    Market value                                 11,650,000
                                                ___________
    Net unrealized gains (losses)               $  (881,000)
                                                ___________
                                                ___________

    Gross unrealized gain                       $   319,000
                                                ___________
                                                ___________

    Gross unrealized loss                       $(1,200,000)
                                                ___________
                                                ___________


In accordance with SFAS 115, if the Company determines that a marketable security has an other-than temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately one year. When this happens the Company will decrease the cost of the marketable security to the new fair value and recognize a realized loss. The investments are periodically evaluated to determine if impairment changes are required.

4.	Retirement Benefit Plan
On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under
Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Eligible employees cannot participate in the Plan until they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $16,000 were paid during each fiscal year ending April 30, 2005 and 2004. Discretionary contributions of approximately $5,000 and $8,000 were paid during 2005 and 2004, respectively.

5.	Stockholders' Equity
Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2005.

During the year ended April 30, 2000, the Company purchased and retired 7,500 preferred shares for $167,000.

Convertible preferred stock without par value may be issued from time to time as determined by the board of directors. Shares of different series shall be of equal rank but may vary as to terms and conditions.

Class A Common Stock-The holders of the Class A common stock are entitled to receive dividends as declared by the board of directors. No dividends may be paid on the Class A common stock until the holders of the Series #1 preferred stock have been paid a dividend for the four prior quarters and provision has been made for the full dividend in the current fiscal year.

In April 2001, the Company received 190,000 shares of GRI common stock that had been held by a bank as collateral for a loan that had been paid several years prior. The loan was made by GRI/FKI Trust (Trust) and the shares were owned by the Trust. In April 2002, the Trust and the Company agreed that the Company would pay a total of $160,000 in six month installments of $40,000 on June 1 and December 1 in 2002 and 2003. At April 30, 2004 the liability was paid.

Stock Transfer Agent-The Company does not have an independent stock transfer agent. The company maintains all stock records.

6.	Earnings Per Share
Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:




                                      April 30, 2005
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,515,000
                           __________
                           __________

   Basic EPS               $2,515,000    5,393,453     $.466
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500      .001
                           __________    _________     _____
     Diluted EPS           $2,515,000    5,413,953     $.465
                           __________    _________     _____
                           __________    _________     _____




                                       April 30, 2004
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,411,000
                           __________
                           __________

   Basic EPS               $2,411,000    5,402,528     $.446
   Effect of dilutive
    Convertible Preferred
     Stock                          -       26,750     (.002)
                           __________    _________     _____
     Diluted EPS           $2,411,000    5,429,278     $.444
                           __________    _________     _____
                           __________    _________     _____



7.	Commitments, Contingencies, and Related Party Transactions
Leases-The Company leases a duplex and office space from secretary/treasurer of the company. One half of the duplex is for storage of materials and accounting records. The other half of the duplex is rented out as housing to an independent third party at a rate of $325 per month. This lease requires an annual payment of $3,400 due each July 1 and payments of $300 on a month-to-month basis to the secretary/treasurer.

The office space leased from the secretary/treasurer contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis.

Total lease expense under the above two arrangements for the fiscal years ended April 30, 2005 and 2004, was $25,000 for each year.

The company leases an airplane from the President/CEO, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2005 and 2004, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.

8.	Income Taxes

                                              2005
                                    Federal           State
                                 ____________      ____________

 Income before income taxes        $3,907,000        $3,907,000
 State income tax deduction          (277,000)         (277,000)
 Capital loss carryforward             88,000            88,000
 Nontaxable income                   (185,000)         (185,000)
 Nondeductible expenses
  and timing differences                2,000             2,000
                                   __________        __________

    Taxable income                 $3,535,000        $3,535,000
                                   __________        __________
                                   __________        __________

    Income tax - net of credits    $1,150,000        $  277,000
                                   __________        __________
                                   __________        __________

    Tax rate to taxable income            34%              7.8%
                                  ___________       ___________
                                  ___________       ___________



                                              2004
                                    Federal           State
                                 ____________      ____________

 Income before taxes               $3,896,000        $3,896,000
 State income tax deduction          (268,000)         (268,000)
 Capital loss carryforward applied    (37,000)          (37,000)
 Nontaxable income                    (78,000)          (78,000)
 Nondeductible expenses
  and timing differences              (69,000)          (69,000)
                                   __________        __________

    Taxable income                 $3,444,000        $3,444,000
                                   __________        __________
                                   __________        __________

    Income tax - net of credits    $1,171,000        $  268,000
                                   __________        __________
                                   __________        __________

    Tax rate to taxable income           34.0%             7.8%
                                  ___________       ___________
                                  ___________       ___________






   Deferred tax asset (liability) consist of the following components at April 30, 2005 and 2004:

                                       2005          2004
                                     _________     ________

  Deferred tax current assets:
   Accrued expenses and allowances
     Capital Loss carry forward      $134,000       $ 94,000
     Accrued vacation                  30,000              -
                                     ________       ________
   Net deferred tax assets           $164,000       $ 94,000
                                     ________       ________
                                     ________       ________

  Deferred tax liabilities:
     Depreciation                    $(61,000)      $(27,000)
                                     ________       ________
     Net deferred tax liability      $(61,000)      $(27,000)
                                     ________       ________
                                     ________       ________

9. Business Segments
   The following is financial information relating to industry segments:




                                                 April 30,
                                            2005            2004

    Net revenue:
     Pool alarm products                 $1,137,000      $ 1,132,000
     Keyboard and other products            586,000          616,000
     Security alarm products             11,390,000       11,035,000
                                        ___________      ___________

    Total net revenue                   $13,113,000      $12,783,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Pool alarm products                $   315,000      $   304,000
     Keyboard and other products            163,000          165,000
     Security alarm products              3,159,000        2,960,000
                                        ___________       __________
    Total income from operations        $ 3,637,000      $ 3,429,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Pool alarm products                $   330,000      $   275,000
     Keyboard and other products            220,000          285,000
     Security alarm products              4,202,000        4,025,000
     Corporate general                   15,949,000       15,949,000
                                        ___________      ___________

    Total assets                        $22,751,000      $20,534,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Pool alarm products                $    10,000      $     6,000
     Keyboard and other products                  0            4,000
     Security alarm products                121,000          143,000
     Corporate general                       75,000           81,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   206,000      $   234,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Pool alarm products                $    43,000      $     1,000
     Keyboard and other products                  0                0
     Security alarm and other products       90,000          123,000
     Corporate general                       25,000           58,000
                                        ____________     ___________
      Total capital expenditures        $    158,000     $   182,000
                                        ____________     ___________
                                        ____________     ___________



10.	Concentrations of Credit Risk
The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $100,000. For the years ended April 30, 2005 and 2004, the Company had uninsured balances of $4,952,000, and $3,786,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The company has sales to a group of security alarm distributors representing 40% of total sales for the year ended April 30, 2005 and 36% of accounts receivable at April 30, 2005.

Item 8	Disagreements on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.


Item 8A	  Controls and Procedures

When evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)), our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this annual report, have concluded that the disclosure controls and procedures are effective. This is based on the evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Furthermore, there were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter (the fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part III


Item 9	Directors and Executive Officers of the Registrant
(a)	Identification of Directors and Executive Officers

All of the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2005, is furnished with respect to each director and executive officer:



                                                                   Director or
Name               Principal Occupation or Employment        Age   Officer Since
____               __________________________________        ___   _____________
Ken R. Risk        Chairman of the Board and President        57    1976

Eileen M. Risk     Secretary/Treasurer                        87    1976

Mary Ann Brothers  Executive Vice President                   65    1984

Stephanie Risk     Chief Financial Officer/Controller         33    1999

Jerry Andersen     Director, retired                          74    1978

Michael J. Nelson  Chairman, Nebraska Region, FirsTier Banks  64    1992




(b)	Business Experience of Directors and Executive Officers

Ken R. Risk and Eileen M. Risk, executive officers listed above, have served in various executive capacities with the company over the past fifteen years.

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

Michael J. Nelson, director, has worked in the banking business since 1963 and was the president of the First State Bank in Kimball, Nebraska until 2001. He is currently chairman of FirsTier Banks in Kimball, Nebraska.

Stephanie Risk, chief financial officer and controller, has ten years' experience in the accounting field. Stephanie also worked for the family business (Platte Valley Sales) during and after college as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.

(c)	Identification of Certain Significant Employees

Ken R. Risk, Mary Ann Brothers and Stephanie Risk are also employees of the company. (See Item 9 [b].)

(d)	Involvement in Certain Legal Proceedings

None.

Item 10	Executive Compensation
The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 2003, 2004, and 2005:


                                Annual Compensation


    (a)              (b)        (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          2005      187,000      -          -
Chief Executive      2004      183,000      -          -
Officer              2003      180,000      -          -


Mary Ann Brothers    2005      123,000      -           -
Executive Vice       2004      120,000      -           -
President            2003      120,000      -           -

Kathy Walker         2005       23,000      -           -
Senior Vice
President

Donna Debowey        2004       14,000      -           -
Senior Vice          2003       37,000      -           -
President

David Luppen         2005       52,000      -           -
Director of          2004       51,000      -           -
Engineering          2003       50,000      -           -

Dan Douglas          2005       48,000      -           -
Vice President of    2004       46,000      -           -
Materials            2003       45,000      -           -

Stephanie Risk       2005       38,000      -           -
Chief Financial      2004       36,000      -           -
Officer              2003       35,000      -           -




                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  2005         -           -            -            -
             2004         -           -            -            -
             2003         -           -            -            -


Mary Ann     2005         -           -            -            -
Brothers     2004         -           -            -            -
             2003         -           -            -            -


Kathy Walker 2005         -           -            -            -


Donna        2004         -           -            -            -
Debowey      2003         -           -            -            -


David Luppen 2005         -           -            -            -
             2004         -           -            -            -
             2003         -           -            -            -


Dan Douglas  2005         -           -            -            -
             2004         -           -            -            -
             2003         -           -            -            -


Stephanie    2005         -           -            -            -
Risk         2004         -           -            -            -
             2003         -           -            -            -



Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Mary Ann Brothers do not have employment contracts with the company. Both officers have a base salary and also receive compensation based on a percentage of net sales for the year.


Item 11	Security Ownership of Certain Beneficial Owners and
Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 2005.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,951,955       55%
A         Kimball, NE
          69145



None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.

Item 12	Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2005, 2004 and 2003, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                    2005                 2004           2003

Airplane Lease
  Ken R. Risk, President         $27,000              $27,000        $27,000


Building and Warehouse
 Leases/Rentals

 Eileen M. Risk,
  Secretary/Treasurer           $ 3,400              $ 3,400        $ 3,400
 Eileen M. Risk,
  Secretary/Treasurer           $ 3,600              $ 3,600        $ 3,600

 Eileen M. Risk,
  Secretary/Treasurer           $18,420              $18,420        $18,420


Stock Transfer Agent
 Eileen M. Risk,
  Secretary/Treasurer           $20,000              $20,000        $20,000



Item 13	Exhibits and Reports on Form 8-K
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

                 George Risk Industries, Inc.

 /s/  Ken R. Risk                                     Date
 Ken R. Risk, President and Chairman of the Board     August 9, 2005




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              August 9, 2005
Ken R. Risk              Chairman of the Board


/s/ Stephanie Risk       Chief Financial Officer    August 9, 2005
Stephanie Risk           and Controller


/s/ Jerry Andersen       Director                   August 9, 2005
Jerry Andersen


/s/ Michael J. Nelson    Director                   August 9, 2005
Michael J. Nelson