Form 10QSB
period 2005-07-31
RISK GEORGE INDUSTRIES INC
filed 2005-09-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2005

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 14, 2005 was 5,362,153.

Transitional Small Business Disclosure Format:   Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three-month period ended July 31, 2005, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                               JULY 31, 2005

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 5,910,000
     Marketable securities (Note 2)                          12,365,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance      2,203,000
        Other                                                     3,000
     Inventories (Note 3)                                     2,030,000
     Prepaid expenses                                           143,000
     Deferred income taxes                                      164,000
                                                            ------------
Total Current Assets                                        $22,818,000

Property and Equipment, net at cost                         $   940,000

Other Assets
     Investment in Land Limited Partnership, at cost            200,000
     Projects in process                                         12,000
     Other                                                        8,000
                                                            ------------
Total Other Assets                                          $   220,000

TOTAL ASSETS                                                $23,978,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                               JULY 31, 2005
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   173,000
     Dividends payable, current                                  46,000
     Notes payable, current                                      83,000
     Accrued expenses
        Payroll and other expenses                              234,000
        Property taxes                                            2,000
     Income tax payable                                         562,000
                                                            ------------
Total Current Liabilities                                   $ 1,100,000

Long-Term Liabilities
     Deferred income taxes                                       61,000
                                                            ------------
Total Long-Term Liabilities                                 $    61,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20 stated
        value, 25,000 shares authorized, 4,100 issued
        and outstanding                                          99,000
     Common stock, Class A, $.10 par value, 10,000,000
        shares authorized, 8,502,832 shares issued and
        outstanding                                             850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                    (596,000)
     Retained earnings                                       22,660,000
     Treasury stock, 3,140,579 shares, at cost               (1,932,000)
                                                            ------------
Total Stockholders' Equity                                  $22,817,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY				$23,978,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2005           2004
                                             ------------   ------------
Net Sales                                    $ 3,411,000    $ 3,096,000
   Less:  cost of goods sold                  (1,658,000)    (1,498,000)
                                             ------------   ------------
Gross Profit							$ 1,753,000	$ 1,598,000

Operating Expenses:
   General and administrative                    166,000        170,000
   Selling                                       617,000        619,000
   Engineering                                    19,000         13,000
   Rent paid to related parties                   15,000         15,000
                                             ------------   ------------
Total Operating Expenses                     $   817,000    $   817,000

Income From Operations                           936,000        781,000

Other Income (Expense)
   Other                                           1,000              0
   Dividend and interest income                  105,000         82,000
   Gain (loss) on sale of investments             24,000        (18,000)
                                             ------------   ------------
                                             $   130,000    $    64,000

Income Before Provisions for Income Tax        1,066,000        845,000

Provisions for Income Tax                       (461,000)      (352,000)
                                             ------------   ------------
Net Income                                   $   605,000    $   493,000

Retained Earnings, beginning of period       $22,055,000    $20,079,000

Retained Earnings, end of period             $22,660,000    $20,572,000

Income Per Share of Common Stock             $       .11    $       .09

Weighted Average Number of Common
   Shares Outstanding                          5,373,437      5,402,528


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                        FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2005           2004
                                             ---------------------------
Net Income                                   $   605,000    $   493,000
                                             ------------  -------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                     285,000        (59,000)
     Reclassification adjustment for (gains)
       losses included in net income             (24,000)        18,000
     Income tax expense related to other
       comprehensive income                      109,000        (17,000)
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $   370,000    $   (58,000)

Comprehensive Income (Loss)                  $   975,000    $   435,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2005           2004
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   605,000    $   493,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 46,000         49,000
     (Gain) loss on sale of investments          (24,000)        18,000
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     38,000       (103,000)
          Inventories                             24,000         (3,000)
          Prepaid expenses                       (82,000)       (40,000)
          Other receivables                       (1,000)         1,000
       Increase (decrease) in:
          Accounts payable                        35,000         17,000
          Accrued expenses                      (111,000)       (70,000)
          Income tax payable                     461,000        352,000
                                             ------------   ------------
Net cash provided by (used in) operating
 activities                                  $   991,000    $   714,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                       23,000         33,000
  (Purchase) of property and equipment          (200,000)       (64,000)
  Proceeds from sale of marketable securities    266,000        104,000
  (Purchase) of marketable securities           (572,000)      (350,000)
  (Purchase) of treasury stock                  (128,000)             0
                                             ------------   ------------
Net cash provided by (used in) investing
 activities                                  $  (611,000)   $  (277,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt                    100,000              0
  Principal payments on short-term debt          (17,000)             0
  Dividends paid                                  (4,000)             0
                                             ------------   ------------
Net cash provided by (used in) financing
 activities                                  $    79,000    $         0

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                 $   459,000    $   437,000
                                             ============   ============
Cash and cash equivalents, beginning of
 period                                      $ 5,451,000    $ 4,280,000
Cash and cash equivalents, end of period     $ 5,910,000    $ 4,717,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JULY 31, 2005


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2005 annual report on Form 10KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Note 2    Marketable Securities

	The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Realized gains and losses are determined on the average cost basis, and are included in the Company's statement of income. Dividend and interest income are accrued as earned.

     Marketable equity securities and related unrealized gains and losses consist of the following as of July 31, 2005:

          Cost Basis                                   $12,961,000
          Market Value                                  12,365,000
                                                       ------------
          Net Unrealized Gains (Losses)                $  (596,000)
                                                       ============
          Gross unrealized gain                        $   460,000
                                                       ============
          Gross unrealized loss                        $(1,056,000)
                                                       ============

     In accordance with SFAS 115, if the Company determines that a market-able security has an other-than temporary decline in fair value, the Company will decrease the cost of the marketable security to the new fair value and recognize a realized loss. The investments are periodically evaluated to determine if impairment changes are required.


Note 3    Inventories

     Inventories at July 31, 2005, consisted of the following:

          Raw Materials                                $ 1,491,000
          Work in Process                                  406,000
          Finished Goods                                   159,000
          Warehouse in England                              44,000
                                                       ------------
                                                       $ 2,100,000
          Less:  allowance for obsolete inventory          (70,000)
                                                       ------------
          Net Inventories                              $ 2,030,000
                                                       ============

Note 4    Business Segments
	The following is financial information relating to industry segments:

                                                For the quarter ended
                                                      July 31,
                                                 2005           2004
                                             ------------   ------------
Net revenue:
     Pool alarm products                     $   339,000    $   273,000
     Keyboard products                           163,000        127,000
     Security alarm and other products         2,909,000      2,696,000
                                             ------------   ------------
Total net revenue                            $ 3,411,000    $ 3,096,000

Income from operations:
     Pool alarm products                     $    93,000    $    69,000
     Keyboard products                            45,000         32,000
     Security alarm and other products           798,000        680,000
                                             ------------   ------------
Total income from operations                 $   936,000    $   781,000

Identifiable assets:
     Pool alarm products                     $   362,000    $   268,000
     Keyboard products                           226,000        241,000
     Security alarm and other products         4,407,000      4,198,000
     Corporate general                        18,983,000     16,426,000
                                             ------------   ------------
Total assets                                 $23,978,000    $21,133,000

Depreciation and amortization:
     Pool alarm products                     $     3,000    $     2,000
     Keyboard products                                 0              0
     Security alarm and other products            29,000         30,000
     Corporate general                            14,000         17,000
                                             ------------   ------------
Total depreciation and amortization          $    46,000    $    49,000

Capital expenditures:
     Pool alarm products                     $         0     $        0
     Keyboard products                                 0              0
     Security alarm and other products           200,000         64,000
     Corporate general                                 0              0
                                             ------------   ------------
Total capital expenditures                   $   200,000    $    64,000

Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers.

Note 6    Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2005
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income					$    605,000
                                   =============
Basic EPS                          $    605,000       5,362,253   $   0.11
Effect of dilutive securities:
  Convertible preferred stock                 0          20,500
                                   -------------  --------------  ---------
Diluted EPS                        $    605,000       5,382,753   $   0.11



                                   For the three months ended July 31, 2004
                                   -----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income					$    493,000
                                   =============
Basic EPS                          $    493,000       5,402,528   $   0.09
Effect of dilutive securities:
  Convertible preferred stock                 0          26,750
                                   -------------  --------------  ---------
Diluted EPS                        $    493,000       5,429,278   $   0.09


Note 7    Retirement Benefit Plan

	On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 were paid during each quarter ending
July 31, 2005 and 2004. There were no discretionary contributions paid during the quarters ending July 31, 2005 and 2004, respectively.

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2005.

Net cash increased $459,000 during the quarter ended July 31, 2005 as com-pared to an increase of $437,000 during the corresponding quarter last year. Accounts receivable decreased $38,000 for the quarter ending July 31, 2005, as compared to a $103,000 increase for the same quarter last year. At the quarter ended July 31, 2005, 69.13% of the receivables are considered current (less than 45 days) and 13.0% of the total are over 90 days past due. The biggest offender in the 90 days past due column on the Company's aging report had over $150,000 at July 31, 2005, but as of August 31, 2005, that amount has all been paid off and that customer did not have anything in the over 90 days past due column. Inventories decreased $24,000 during the current quarter as compared to a $3,000 increase last year. At the quarter ended July 31, 2005 there was a $82,000 increase in prepaid expenses while at July 31, 2004, there was a $40,000 increase. The main reason for the increase in cash towards prepaid expenses is that we buy Jelly Bellies in bulk and had to purchase some in the first quarter. Jelly Bellies are GRI's adopted trade-mark. A package of jellybeans is put into every box that is shipped out and our samples department also sends out thousands every month.

At the quarter ended July 31, 2005, accounts payable shows an increase of $35,000 as compared to an increase of $17,000 for the same quarter the year before. And, as usual, we continue to strive to pay all of our payables within terms and take all purchase discounts that are available. Accrued ex-penses decreased $111,000 for the current quarter as compared to a $70,000 decrease for the quarter ended July 31, 2004. Income tax payable increased $461,000 for the quarter ended July 31, 2005. This compares to an increase of $352,000 for the quarter ended July 31, 2004. The bigger increase accounts for the fact that there is a bigger profit for the first quarter of fiscal year end 2006 that there was for the first quarter fiscal year end 2005.

As for our investment activities, the Company purchased a building for the workers at our Gering, NE facility. The building cost $151,200 and is bigger than the facility that we were in before. This gives us an opportunity to expand and hire new employees. In conjunction with the purchase of this building, we have received grant and loan money from the City of Gering to help defray the cost of the building purchase. The Company has received $55,000 of the $80,000 that we have applied for. $30,000 of this money comes in the form of a grant in lieu of the remaining amount of rent on the original agreement the Company made with the City of Gering when the Company started the manufacturing facility in Gering. The other $25,000 is half of the $50,000 loan for a new agreement we have entered into with the City of Gering. This loan will be converted into a grant, contingent on increasing the number of workers at the Gering location over the next five years. The Company will receive the other $25,000 that is due from this loan on January 1, 2007, if certain conditions are met according to the contract with the City of Gering. Management believes that there should not be any problems with meeting all of the conditions of the new agreement. But, if the Company should be in default on this agreement, management foresees the risk as minimal as the Company would not have problem with paying back the loan since we are in such good financial position.

Also, the Company has once again started to put money into the marketable securities. We are taking a different approach to our investments than we have done in the past. Much of the new money that is being invested in marketable securities is going into a "money manager" brokerage account. By doing this, the Company gives an independent third party firm, who are ex-perts in this field, permission to buy and sell stocks at will. The Company does not pay commission for each transaction. Instead, a quarterly service fee is paid based on the value of the assets. Furthermore, the Company bought back $128,000 worth of common stock for the quarter ended July 31, 2005. We have been actively searching for stockholders that have been "lost" over the years. This, and the first ever dividend that was paid out last fiscal year, has prompted many stockholders and/or their relatives and de-scendants to sell back their stock.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2005           2004
                                             ---------------------------
     Working capital                         $21,718000     $19,496,000
     Current ratio                               20.744          34.965
     Quick ratio                                 18.616          30.469


Net sales were $3,411,000 for the quarter ended July 31, 2005, which is a 10.2% increase from the corresponding quarter last year. Cost of goods sold was 48.6% of net sales for the quarter ended July 31, 2005 and the cost of goods sold percentage to net sales was 48.4% for the quarter ended July 31, 2004. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line.

Operating expenses were 24.0% of net sales for the quarter ended July 31, 2005 as compared to 26.3.7% for the corresponding quarter last year. Having relatively the same percentages for both periods shows that management keeps a close eye on our operating expenses to keep them in line from year to year. Income from operations for the quarter ended July 31, 2005 was at $936,000, which is a 19.8% increase from the corresponding quarter last year, which had income from operations of $781,000. Increased sales and keeping a good hold on expenses account for the big increase in operating income.

Other income and expenses showed a $130,000 gain for the quarter ended
July 31, 2005 as compared to having a $64,000 gain for the quarter ended
July 31, 2004. The main reason for the difference in the amount of the gains from one quarter to the other is that we had a $24,000 gain on the sale of investments for the current quarter as compared to an $18,000 loss for the same period last year. We have reworked the way management examinations the Company's marketable securities over the last year or so. We have put a good amount of the monies that are in the marketable securities account into "money manager" accounts. These accounts are looked after by an independent third party that are constantly being watched. We do not pay any commission on the trades that are done. Instead, a quarterly service fee is figured as a percentage of the total assets in the accounts. In turn, net income for the quarter ended July 31, 2005 was at $605,000, a 22.7% increase from the corresponding quarter last year, which showed net income of $493,000. Earn-ings per share for the quarter ended July 31, 2005 were $0.11 per share and $0.09 per share for the quarter ended July 31, 2004.

George Risk Industries has three distinct business segments, security alarm products, keyboard, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the three segments.

As for new products, the new Roller Ball molds are approximately three-quarters complete at this time and sample magnets have been ordered to test the new Roller Balls. Roller Ball contact are unique in that they can be activated from any direction within 360 degrees when using a sliding motion into its frame. The mini EZ Duct line, our plastic wire and cabling covering, is temporarily on hold while tool and die finds the time to work on the connector molds.

The MagnaSphere displays are complete except for the label artwork. The MagnaSphere switch has patented technology that utilizes the principal of Spherical Magnetism. The heart of the switch is a magnetic sphere, or ball contact. The sphere is housed in a durable metal housing. Completing the switch is a seal that contains the contacting electrode, insulated from the magnetic perimeter by a time proven ceramic to metal bond. These displays will be given to our outside representatives and our distribution network. They will be used to demonstrate a new, high security technology. Interest continues to grow on this product line. Many orders have been received on the MagnaSphere product, including the Federal government. They are con-ducting their own tests to determine if these switches can be used to replace an older, more expensive technology presently being used.

Testing continues in Research and Development on the new Pool Alarm sounder. This new design should be ready for ETL submittal in last September 2005 or early October 2005. It was shown at the ISC East trade show in New York City in late August 2005 and received good marks and approvals from our customers attending the show.

A new resistor switch has been designed and the PC boards are in-house and ready for production. This method of production will eliminate a lot of labor costs since the majority of it will be built on a pick and place machine.

The High Security Switch design is complete. When the advertising labels arrive, the product will be submitted to UL for approval. This is a triple biased switch using three reeds and magnets, which makes it most resistant to tampering and defeat. The U.S. Government is a major user of this type of switch set.

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

At George Risk Industries' latest Board of Director's meeting, which was held on August 29, 2005, a dividend of $0.10 per common share was declared. This dividend will be paid to stockholders of record as of September 30, 2005, and will be paid by October 31, 2005.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1 Certification of the Chief Executive Officer
            31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C 1350
            32.1 Certification of the Chief Executive Officer
            32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2005

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-14-2005                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board

Date 09-14-2005                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller