Form 10QSB
period 2005-10-31
RISK GEORGE INDUSTRIES INC
filed 2005-12-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2005

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 15, 2005 was 5,361,053.

Transitional Small Business Disclosure Format:   Yes  [ X ]   No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three and six month period ended October 31, 2005, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2005

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 5,367,000
     Marketable securities (Note 2)                          12,615,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance      2,147,000
        Vendor                                                    1,000
        Other                                                     2,000
     Inventories (Note 3)                                     2,059,000
     Prepaid expenses                                           135,000
     Property tax overpayment                                     4,000
     Deferred income taxes                                      164,000
                                                            ------------
Total Current Assets                                        $22,494,000

Property and Equipment, net at cost                         $   921,000

Other Assets
     Investment in Land Limited Partnership, at cost            200,000
     Projects in process                                         37,000
     Other                                                        7,000
                                                            ------------
Total Other Assets                                          $   244,000

TOTAL ASSETS                                                $23,659,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2005
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   101,000
     Dividends payable                                           49,000
     Notes payable, current                                      58,000
     Accrued expenses
        Payroll and related expenses                            384,000
     Income tax payable                                          77,000
                                                            ------------
Total Current Liabilities                                   $   669,000

Long-Term Liabilities
     Dividends payable                                           45,000
     Deferred income taxes                                       47,000
                                                            ------------
Total Long-Term Liabilities                                 $    92,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20 stated
        value, 25,000 shares authorized, 4,100 issued
        and outstanding                                          99,000
     Common stock, Class A, $.10 par value, 10,000,000
        shares authorized, 8,502,832 shares issued and
        outstanding                                             850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                    (690,000)
     Retained earnings                                       22,835,000
     Treasury stock, 3,140,679 shares, at cost               (1,932,000)
                                                            ------------
Total Stockholders' Equity                                  $22,898,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		    $23,659,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARININGS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2005         2005          2004         2004
                         ----------------------------------------------------
Net Sales                $ 3,636,000  $ 7,047,000   $ 3,277,000  $ 6,373,000
Less: cost of goods sold  (1,734,000)  (3,393,000)   (1,501,000)  (2,998,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,902,000  $ 3,654,000   $ 1,776,000  $ 3,375,000

Operating Expenses:
  General and
    administrative           180,000      345,000       169,000      339,000
  Selling                    604,000    1,220,000       590,000    1,210,000
  Engineering                 18,000       37,000        23,000       37,000
  Rent paid to related
    parties                   12,000       28,000        11,000       26,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   814,000  $ 1,630,000   $   793,000  $ 1,612,000

Income From Operations     1,088,000    2,024,000       983,000    1,763,000

Other Income (Expense)
  Other                       46,000       47,000        (1,000)      (1,000)
  Dividend and interest
    income                    86,000      192,000        69,000      151,000
  Gain (loss) on
    investments              (22,000)       2,000        27,000       10,000
                         ------------ ------------  ------------ ------------
                         $   110,000  $   241,000   $    95,000  $   160,000

Income Before Provisions
  for Income Tax           1,198,000    2,265,000     1,078,000    1,923,000

Provisions for Income Tax
  Current expense           (501,000)    (962,000)     (451,000)    (803,000)
  Deferred tax (benefit)
    expense                   14,000       14,000             0            0
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (487,000) $  (948,000)  $  (451,000) $  (803,000)

Net Income               $   711,000  $ 1,317,000   $   627,000  $ 1,120,000

Retained Earnings,
  beginning of period    $22,660,000  $22,054,000   $20,572,000  $20,079,000

Less: Cash Dividends
  Common Stock
    ($0.10 per share)       (536,000)    (536,000)     (540,000)    (540,000)

Retained Earnings,
  end of period          $22,835,000  $22,835,000   $20,659,000  $20,659,000

Income Per Share of Common
Stock:  (Note 6)
    Basic                $       .13  $       .25    $      .12  $       .21
    Assuming Dilution    $       .13  $       .24    $      .12  $       .21


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2005         2005          2004         2004
                         ----------------------------------------------------
Net Income               $   711,000  $ 1,317,000   $   627,000  $ 1,120,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          (94,000)     191,000        92,000       33,000
    Reclassification adjustment
      for (gains) losses included
      in net income           22,000       (2,000)      (28,000)      (9,000)
    Income tax expense related
      to other comprehensive
      income                 (30,000)      79,000        27,000       10,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $  (102,000) $   268,000   $    91,000  $    34,000

Comprehensive Income     $   609,000  $ 1,585,000   $   718,000  $ 1,154,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2005         2005          2004         2004
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   711,000  $ 1,317,000   $   627,000  $ 1,120,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               47,000       93,000        51,000      100,000
   (Gain) 1oss on sale of
    investments               22,000       (2,000)      (28,000)      (9,000)
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Accounts receivable       56,000       94,000      (189,000)    (292,000)
    Inventories              (29,000)      (4,000)      210,000      207,000
    Prepaid expenses           8,000      (74,000)       (7,000)     (47,000)
    Employee receivables       1,000            0        (1,000)       1,000
    Deferred income taxes    (14,000)     (14,000)            0            0
  Increase (decrease) in:
    Accounts payable         (73,000)     (39,000)      (44,000)     (27,000)
    Accrued expenses         143,000       32,000        88,000       18,000
    Income tax payable      (484,000)     (24,000)      (54,000)     297,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   388,000  $ 1,379,000   $   653,000  $ 1,368,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Other assets
    manufactured             (25,000)      (2,000)      (34,000)      (2,000)
  (Purchase) of property
    and equipment            (27,000)    (227,000)      (26,000)     (90,000)
  Proceeds from sale of
    marketable securities    630,000      923,000       271,000      419,000
  (Purchase) of marketable
    securities              (996,000)  (1,595,000)     (424,000)    (818,000)
  (Purchase) of treasury
    stock                          0     (128,000)            0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $  (418,000) $(1,029,000)  $  (213,000) $  (491,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Increase in long-term
    debt                           0      100,000             0            0
  Principal payments on
    long-term debt           (25,000)     (42,000)            0            0
  Dividends issued          (488,000)    (492,000)     (467,000)    (467,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $  (513,000) $  (434,000)  $  (467,000) $  (467,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $  (543,000) $   (84,000)  $   (27,000) $   410,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 5,910,000  $ 5,451,000   $ 4,717,000  $ 4,280,000
Cash and cash equivalents,
  end of period          $ 5,367,000  $ 5,367,000   $ 4,690,000  $ 4,690,000



                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2005

Note 1    Unaudited Interim Financial Statements

	The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the com-pany's annual report on Form 10KSB for the year ended April 30, 2005 with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

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

     Marketable equity securities and unrealized gains and losses consist of the following as of October 31, 2005 and October 31, 2004:

          Cost Basis                         $ 13,305,000   $ 12,086,000
          Market Value                         12,615,000     11,207,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $   (690,000)  $   (879,000)
                                             =============  =============
          Gross unrealized gain              $    445,000   $    492,000
                                             =============  =============
          Gross unrealized loss              $ (1,135,000)  $ (1,371,000)
                                             =============  =============

	In accordance with SFAS 115, if the Company determines that a marketable security has an other-than temporary decline in fair value, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to deter-mine if impairment changes are required.

Note 3    Inventories

     At October 31, 2005 and October 31, 2004, respectively, inventories con-sisted of the following:

          Raw Materials                      $  1,410,000   $  1,528,000
          Work in Process                         456,000        458,000
          Finished Goods                          218,000        188,000
          Warehouse in England                     45,000         68,000
                                             -------------  -------------
                                             $  2,129,000   $  2,242,000
          Less:  allowance for obsolete
                 inventory                        (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  2,059,000   $  2,172,000
                                             =============  =============

Note 4    Business Segments

     The following is financial information relating to industry segments:

                                                  For the quarter ended
						       October 31,
                                                   2005           2004
                                             ----------------------------
Net revenue:
  Pool alarm products                        $    292,000   $    298,000
  Keyboard products                               312,000        137,000
  Security alarm and other products             3,032,000      2,842,000
                                             -------------  -------------
     Total net revenue                       $  3,636,000   $  3,277,000

Income from operations:
  Pool alarm products                        $     87,000   $     90,000
  Keyboard products                                94,000         41,000
  Security alarm and other products               907,000        852,000
                                             -------------  -------------
     Total income from operations            $  1,088,000   $    983,000

Identifiable assets:
  Pool alarm products                        $    292,000   $    284,000
  Keyboard products                               355,000        252,000
  Security alarm and other products             4,229,000      4,135,000
  Corporate general                            18,783,000     16,705,000
                                             -------------  -------------
     Total assets                            $ 23,659,000   $ 21,376,000

Depreciation and amortization:
  Pool alarm products                        $      3,000   $      2,000
  Keyboard products                                     0              0
  Security alarm and other products                31,000         30,000
  Corporate general                                13,000         19,000
                                             -------------  -------------
     Total depreciation and amortization     $     47,000   $     51,000

Capital expenditures:
  Pool alarm products                        $          0   $          0
  Keyboard products                                     0              0
  Security alarm and other products                27,000          4,000
  Corporate general                                     0         22,000
                                             -------------  -------------
     Total capital expenditures              $     27,000   $     26,000


Note 5    Revenue Recognition

	George Risk Industries recognizes its revenues when goods are shipped and billed to its customers.

Note 6    Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

				For the three months ended October 31, 2005
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  711,000
                                ===========
Basic EPS                       $  711,000        5,362,053    $     0.13
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  711,000        5,382,553    $     0.13


				 For the six months ended October 31, 2005
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,317,000
                                ===========
Basic EPS                       $1,317,000        5,362,053    $     0.25
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,317,000        5,382,553    $     0.24


				For the three months ended October 31, 2004
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  627,000
                                ===========
Basic EPS                       $  627,000        5,402,528    $     0.12
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  627,000        5,429,278    $     0.12


                                 For the six months ended October 31, 2004
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,120,000
                                ===========
Basic EPS                       $1,120,000        5,402,528    $     0.21
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,120,000        5,429,278    $     0.21


Note 7    Retirement Benefit Plan

	On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 were paid during each quarter ending
October 31, 2005 and 2004. Likewise, the Company paid matching contributions of approximately $8,000 during each six-month period ending October 31, 2005 and 2004. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2005 and 2004, respectively.

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

Net cash decreased $543,000 during the quarter ended October 31, 2005 as com-pared to a decrease of $27,000 during the corresponding quarter last year.
As for the year-to-date numbers, net cash decreased $84,000 for the six months ended October 31, 2005, while, for the same period last year, net cash increased $410,000. Accounts receivable decreased $56,000 during the current quarter as compared to a $189,000 increase for the corresponding quarter last year. The year-to-date figures show a decrease of $94,000 for the current six months and a $292,000 increase for the same period last year. At Oct-ober 31, 2005, 74.6% of the receivables were considered current (less than 45 days) and 8.5% of the total were over 90 days past due. Inventories in-creased $29,000 during the current quarter as compared to a $210,000 decrease last year. The year-to-date numbers show the inventory increased $4,000 for the current year, while it decreased $207,000 for the same period last year. The increased cash being spent towards inventory go hand in hand with the in-crease in sales that we are showing. At the quarter ended October 31, 2005, there was a $8,000 decrease in prepaid expenses while there was an increase of $7,000 for the corresponding quarter the year before. Changes in prepaid expenses in regards to cash flow increased by $74,000 and decreased by $47,000 for the six-month periods ending October 31, 2005 and 2004, re-spectively.

At the quarter ended October 31, 2005, accounts payable decreased $73,000 as compared to a $44,000 decrease for the same quarter the year before. As for year-to-date numbers, there was a $39,000 decrease for the six months ended October 31, 2005, and a $27,000 decrease for the same period ended October 31, 2004. Accrued payroll and related expenses increased by $143,000 for the quarter ended October 31, 2005, while these expenses decreased $88,000 for the corresponding quarter the year before. As for the six-month period end-ing October 31, 2005, accrued expenses increased $32,000 and also increased by $18,000 for the same period last year. Income tax payable decreased $484,000 for the quarter ended October 31, 2005, as it decreased $54,000 for the quarter ended October 31, 2004 as well. For the six months ended Oct-ober 31, 2005, income tax payable decreased $24,000, as it increased $297,000 for the corresponding period a year ago.

As for the Company's investing activities, there have not been any purchases or sales out of the ordinary during the current quarter. The Company has purchased a couple of fixed assets and continues to put money into buying more marketable securities. As for the year-to-date figures, it is again notable to mention the fact that the Company purchased a building for the workers at our Gering, NE facility. This building is bigger than the one we were in before and it was bought in conjunction with a loan/grant that we applied for and received from the City of Gering. This "loan" will be con-verted into grant money if the Company meets all the requirements for adding new employees to the community. Please see the Company's 10QSB for the quarter ended July 31, 2005 for more detailed information. Another large transaction that took place over the six-month period ending October 31, 2005 was that the Company bought back $128,000 worth of common stock. The Company has been actively searching for stockholders that have been "lost" over the years. Many of the original stockholders are deceased and their descendants are choosing to sell the stock in order to clear up the estates, etc.

The following is a list of ratios to help analyze George Risk Industries' performance:


                                        For the quarter ended October 31,
                                             2005               2004
                                        ---------------------------------
     Working capital                     $ 21,825,000       $ 19,657,000
     Current ratio                             33.623             31.762
     Quick ratio                               30.088             28.052


Net sales were $3,636,000 for the quarter ended October 31, 2005, which is a 10.96% increase from the corresponding quarter last year. Year-to-date net sales were $7,047,000 at October 31, 2005, which is a 10.56% increase from the same period last year. Cost of goods sold was 47.7% of net sales for the quarter ended October 31, 2005 and 45.8% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.1% for the current six months and 47.0% for the corresponding six months last year. Having rela-tively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our goal, as always, is to have a cost of goods sold percentage somewhere between 45% and 50%. As a whole, our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 22.4% of net sales for the quarter ended October 31, 2005 as compared to 24.2% for the corresponding quarter last year. Year-to-date operating expenses were 23.1% of net sales for the six months ended October 31, 2005, while they were 25.3% for the same period last year. In-come from operations for the quarter ended October 31, 2005 was at $1,088,000, which is a 10.68% increase from the corresponding quarter last year, which had income from operations of $983,000. Income from operations for the six months ended October 31, 2005 was at $2,024,000, which is a 14.8% increase from the corresponding six months last year, which had income from operations of $1,763,000.

Other income and expenses showed gains of $110,000 and $241,000 for the quarter and six months ended October 31, 2005, respectively. The other in-come and expense numbers for last year also showed gains of $95,000 for the quarter and $160,000 for the six months ending October 31, 2004. Dividend and interest income is up 24.6% for the current quarter and is up 27.2% for the current six-month period when comparing to the same time periods last year. We have reorganized the way we are investing in by using money manager accounts. These investment accounts are overseen by money managers affil-iated with our brokerage firms. This has seemed to make a positive differ-ence in not accumulating big losses like we have let happen in the past. Net income for the quarter ended October 31, 2005 was at $711,000, a 13.4% in-crease from the corresponding quarter last year, which showed net income of $627,000. Net income for the six months ended October 31, 2005 was $1,317,000, a 17.59% increase from the same period last year. Net income for the six months ended October 31, 2004 was $1,120,000. Earnings per common share for the quarter ended October 31, 2005 was $0.13 per share and $0.25 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2004 was $0.12 per share and $0.21 per share, respectively.

A dividend of $0.10 per common share was declared during the current quarter ended October 31, 2005. The dividend was paid to common stockholders of re-cord as of September 30, 2005 and the payment date was October 31, 2005.
This is the second year in a row that the Company has paid a dividend to the stockholders and we hope to continue this trend in the future. The reason that there is still a dividend payable on the books as of October 31, 2005 is that we did not have all the information that was needed in order to process checks to some stockholders. Once this information is obtained, a dividend check is sent out if they were a stockholder as of the date of record.

George Risk Industries does have three distinct business segments, security alarm products (and other items), keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the segments.

Now, here is an update on the progress of some of the Company's new products. The new Roller Ball molds are complete. The magnets have been ordered for the roller ball and are expected to be in by early January 2006. And samples of the new roller ball will be submitted to U.L. in December 2005 for approval. It should be available for sale in January 2006. Also, the Mini Raceway is available as raceway only and waiting for tool and die time for connector molds.

The MagnaSphere displays are complete except for label artwork. These dis-plays will be given to our outside representatives and Distribution Network and will be used to demonstrate this new, high security technology. There is much interest that continues to grow on this product line. Several orders have been received for the MagnaSphere switch from the Federal government. They are conducting their own tests to determine if these switches can be used to replace an older, more expensive technology presently being used.

Testing continues in R&D on the new Pool Alarm sounder. This new design should be ready for ETL submittal and should be available by the ISC West show in Las Vegas in April 2006. The new design was shown at the ISC East in New York City in August 2005 and received many good marks and approvals from our customers attending.

A new resistor switch has been designed that uses PC boards. These switches are presently in production. This method eliminates a lot of production time and effort since the majority of it will be built on a Pick & Place machine.

The High Security Switch design is complete, and several units have been sold. This product will be submitted to U.L. and the Department of Defense for their approvals. This is a triple biased switch using three reeds and magnets, which makes it most resistant to tampering and defeat. The U.S. Government is a major user of this type switch set.

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

Item 3    Controls and Procedures

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

     (b) I     nformation required by Item 308

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

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1    Certification of the Chief Executive Officer
            31.2    Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
            32.1    Certification of the Chief Executive Officer
            32.2    Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended October 31, 2005

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 12-15-2005                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board




Date 12-15-2005                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller