Form 10QSB
period 2006-01-31
RISK GEORGE INDUSTRIES INC
filed 2006-03-17
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2006

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 17, 2006 was 5,347,413.

Transitional Small Business Disclosure Format:   Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three and nine month period ended January 31, 2006, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2006

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 5,177,000
     Marketable securities (Note 2)                          13,236,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance      2,365,000
        Other                                                     2,000
     Income tax overpayment                                     109,000
     Inventories (Note 3)                                     2,158,000
     Prepaid expenses                                           111,000
     Deferred current income taxes                              233,000
                                                            ------------
Total Current Assets                                        $23,391,000

Property and Equipment, net at cost                         $   975,000

Other Assets
     Investment in Land Limited Partnership, at cost            200,000
     Projects in process                                          3,000
     Other                                                        1,000
                                                            ------------
Total Other Assets                                          $   204,000

TOTAL ASSETS                                                $24,570,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2006
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   137,000
     Dividends payable                                           46,000
     Accrued expenses
        Payroll and related expenses                            290,000
        Property taxes                                            2,000
     Notes payable, current                                      33,000
                                                            ------------
Total Current Liabilities                                   $   508,000

Long-Term Liabilities
     Dividends payable                                           45,000
     Deferred income taxes                                       42,000
                                                            ------------
Total Long-Term Liabilities                                 $    87,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20 stated
        value, 25,000 shares authorized, 4,100 issued
        and outstanding                                          99,000
     Common stock, Class A, $.10 par value, 10,000,000
        shares authorized, 8,502,832 shares issued and
        outstanding                                             850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                    (277,000)
     Retained earnings                                       23,532,000
     Treasury stock, 3,146,929 shares, at cost               (1,965,000)
                                                            ------------
Total Stockholders' Equity                                  $23,975,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		    $24,570,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                             2006        2006          2005         2005
                         ----------------------------------------------------
Net Sales                $ 3,627,000  $10,675,000   $ 3,139,000  $ 9,512,000
Less: cost of goods sold  (1,745,000)  (5,138,000)   (1,540,000)  (4,538,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,882,000  $ 5,537,000   $ 1,599,000  $ 4,974,000

Operating Expenses:
  General and
    administrative           180,000      526,000       175,000      513,000
  Selling                    581,000    1,801,000       546,000    1,756,000
  Engineering                 22,000       59,000        21,000       58,000
  Rent paid to related
    parties                   12,000       40,000        11,000       38,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   795,000  $ 2,426,000   $   753,000  $ 2,365,000

Income From Operations     1,087,000    3,111,000       846,000    2,609,000

Other Income (Expense)
   Other                       7,000       54,000         2,000            0
   Dividend and interest
     income                  135,000      326,000       130,000      282,000
   Gain (loss) on
     investments            (158,000)    (155,000)      (78,000)     (69,000)
                         ------------ ------------  ------------ ------------
                         $   (16,000) $   225,000   $    54,000  $   213,000

Income Before Provisions
  for Income Tax           1,071,000    3,336,000       900,000    2,822,000

Provisions for Income Tax
  Current Expense           (448,000)  (1,410,000)     (375,000)  (1,178,000)
  Deferred tax expense        74,000       88,000             0            0
                         ------------ ------------  ------------ ------------
Total Income Tax Expense    (374,000)  (1,322,000)     (375,000)  (1,178,000)

Net Income               $   697,000  $ 2,014,000   $   525,000  $ 1,644,000

Retained Earnings,
  beginning of period    $22,835,000  $22,054,000   $20,658,000  $20,079,000

Less: Cash Dividends
  Common Stock
    ($0.10 per share)              0     (536,000)            0     (540,000)

Retained Earnings,
  end of period          $23,532,000  $23,532,000   $21,183,000  $21,183,000

Income Per Share of Common
  Stock: (Note 6)
    Basic                   $0.13        $0.38         $0.10        $0.30
    Assuming Dilution       $0.13        $0.37         $0.10        $0.30


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2006         2006          2005         2005
                         ----------------------------------------------------
Net Income               $   697,000  $ 2,014,000   $   525,000  $ 1,644,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          413,000      604,000       147,000      179,000
    Reclassification adjustment
      for (gains) losses included
      in net income          158,000      155,000        78,000       69,000
    Income tax expense related
      to other comprehensive
      income                (239,000)    (317,000)      (94,000)    (104,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   332,000  $   442,000   $   131,000  $   144,000

Comprehensive Income     $ 1,029,000  $ 2,456,000   $   656,000  $ 1,788,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2006         2006          2005         2005
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   697,000  $ 2,014,000   $   525,000  $ 1,644,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               54,000      147,000        54,000      154,000
   (Gain) loss on sale of
    investments              158,000      155,000        78,000       69,000
   Change in unrealized gain
    (loss) on investments    413,000      604,000       147,000      179,000
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Accounts receivable     (218,000)    (124,000)      141,000     (151,000)
    Inventories              (99,000)    (103,000)      (26,000)     181,000
    Prepaid expenses          24,000      (50,000)      (38,000)     (79,000)
    Employee receivables           0            0         2,000        3,000
    Income tax overpayment  (187,000)    (210,000)            0            0
    Deferred tax asset       (74,000)     (88,000)            0            0
  Increase (decrease) in:
    Accounts payable          37,000       (2,000)       88,000       61,000
    Accrued expenses         (87,000)     (55,000)      (82,000)     (64,000)
    Income tax payable             0            0        29,000      327,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   718,000  $ 2,288,000   $   918,000  $ 2,324,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Other assets
    manufactured              40,000       37,000        16,000        9,000
  (Purchase) of property
    and equipment           (108,000)    (335,000)      (55,000)    (145,000)
  Proceeds from sale of
    marketable securities    773,000    2,074,000       898,000    1,332,000
  (Purchase) of marketable
    securities            (1,551,000)  (3,715,000)   (1,379,000)  (2,245,000)
  (Purchase) of treasury
    stock                    (33,000)    (161,000)      (13,000)     (13,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $  (879,000) $(2,100,000)  $  (533,000) $(1,062,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Increase in long-term
    debt                           0      100,000             0            0
  Principal payments on
    long-term debt           (25,000)     (67,000)            0            0
  Dividends paid              (3,000)    (495,000)      (22,000)    (488,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $   (28,000) $  (462,000)  $   (22,000) $  (488,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $  (189,000) $  (274,000)  $   363,000  $   774,000
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 5,366,000  $ 5,451,000   $ 4,691,000  $ 4,280,000
Cash and cash equivalents,
  end of period          $ 5,177,000  $ 5,177,000   $ 5,054,000  $ 5,054,000


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2006

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

Note 2    Marketable Securities

	The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value. Real-ized gains and losses are determined on the average cost basis, and are in-cluded in the Company's statement of income. Dividend and interest income are accrued as earned.

     Marketable equity securities and unrealized gains and losses consist of the following as of January 31, 2006 and January 31, 2005:

          Cost Basis                         $ 13,513,000   $ 12,342,000
          Market Value                         13,236,000     11,610,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $   (277,000)  $   (732,000)
                                             =============  =============
          Gross Unrealized Gain              $    577,000   $    442,000
                                             =============  =============
          Gross Unrealized Loss              $   (854,000)  $ (1,174,000)
                                             =============  =============

     In accordance with SFAS 115, if the Company determines that a marketable security has an other-than temporary decline in fair value, the Company will decrease the cost of the marketable security to the new fair value and re-cognize a real loss. The investments are periodically evaluated to determine if impairment changes are required.

Note 3    Inventories

     At January 31, 2006 and January 31, 2005, respectively, inventories con-sisted of the following:

          Raw Materials                      $  1,419,000   $  1,540,000
          Work in Process                         531,000        480,000
          Finished Goods                          231,000        180,000
          Warehouse in England                     47,000         69,000
                                             -------------  -------------
                                             $  2,228,000   $  2,269,000
          Less: allowance for obsolete
                inventory                         (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  2,158,000   $  2,199,000
                                             =============  =============

Note 4    Business Segments

     The following is financial information relating to industry segments:

                                                For the quarter ended
                                                     January 31,
                                                 2006           2005
                                             ----------------------------
Net revenue:
  Pool alarm products                        $    254,000   $    233,000
  Keyboard products                               151,000        144,000
  Security alarm and other products             3,222,000      2,762,000
                                             -------------  -------------
     Total net revenue                       $  3,627,000   $  3,139,000

Income from operations:
  Pool alarm products                        $     76,000   $     63,000
  Keyboard products                                45,000         39,000
  Security alarm and other products               966,000        744,000
                                             -------------  -------------
     Total income from operations            $  1,087,000   $    846,000

Identifiable assets:
  Pool alarm products                        $    218,000   $    266,000
  Keyboard products                               179,000        296,000
  Security alarm and other products             4,826,000      4,000,000
  Corporate general                            19,347,000     17,485,000
                                             -------------  -------------
     Total assets                            $ 24,570,000   $ 22,047,000

Depreciation and amortization:
  Pool alarm products                        $      3,000   $      4,000
  Keyboard products                                     0              0
  Security alarm and other products                34,000         31,000
  Corporate general                                17,000         19,000
                                             -------------  -------------
     Total depreciation and amortization     $     54,000   $     54,000

Capital expenditures:
  Pool alarm products                        $          0   $     43,000
  Keyboard products                                     0              0
  Security alarm and other products                46,000              0
  Corporate general                                62,000         12,000
                                             -------------  -------------
     Total capital expenditures              $    108,000   $     55,000


Note 5    Revenue Recognition

     George Risk Industries recognizes its revenues when goods are shipped and billed to its customers.

Note 6    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

				For the three months ended January 31, 2006
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  697,000
                                ===========
Basic EPS                       $  697,000        5,359,627       $ 0.13
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  697,000        5,380,127       $ 0.13

                                For the nine months ended January 31, 2006
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $2,014,000
                                ==========
Basic EPS                       $2,014,000        5,365,072       $ 0.38
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $2,014,000        5,385,572       $ 0.37

				For the three months ended January 31, 2005
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  525,000
                                ===========
Basic EPS                       $  525,000        5,400,663       $ 0.10
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $  525,000        5,427,413       $ 0.10

                                For the nine months ended January 31, 2005
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,644,000
                                ===========
Basic EPS                       $1,644,000        5,401,906       $ 0.30
Effect of dilutive securities:
  Convertible preferred stock            0           26,750
                                -----------    -------------   -----------
Diluted EPS                     $1,644,000        5,428,656       $ 0.30


Note 7    Retirement Benefit Plan

	On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 were paid during each quarter ending
January 31, 2006 and 2005. Likewise, the Company paid matching contributions of $13,000 during the nine-month period ending January 31, 2006 and $12,000 was paid during the corresponding nine-month period for the year before.
There were no discretionary contributions paid during either the quarters or nine-month periods ending January 31, 2006 and 2005, respectively.

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

Net cash decreased $189,000 during the quarter ended January 31, 2006 as compared to an increase of $363,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash decreased $274,000 for the nine months ended January 31, 2006, while, for the same period last year, net cash increased $774,000. Accounts receivable increased $218,000 during the current quarter as compared to a $141,00 decrease for the corresponding quarter last year. The year-to-date figures show an increase of $124,000 for the current nine months and a $151,000 increase for the same period last year. The increases in cash flow for accounts receivable is a reflection of the increases in sales. At January 31, 2006, 60.9% of the receivables were considered (less than 45 days) and 12.3% of the total were over 90 days past due. Inventories increased $99,000 for the current quarter as compared to a $26,000 increase for the same quarter last year. The year-to-date numbers show a $103,000 increase in inventory for the current year, while there was a $181,000 decrease for the same period last year. We have spent more on inventory this quarter and the current nine-month period and these increases go hand-in-hand with the increased sales.

For the quarter ended January 31, 2006, accounts payable increased $37,000 as compared to a $88,000 increase for the same quarter the year before. As for the year-to-date numbers, there was a $2,000 decrease for the nine months ended January 31, 2006, and a $61,000 increase for the same period ended January 31, 2005. Cash flow for income taxes was an asset for the three and nine-month periods ending January 31, 2006. There was a $187,000 increase for the quarter and a $210,000 increase for the year-to-date numbers. The asset, or overpayment, is just a precaution since the Company is generating heightened sales. As for the three and nine months ended January 31, 2005, income tax payable decreased $29,000 and $327,000, respectively.

An analysis of the Company's investing activities in relation to cash flow shows that there has been $108,000 worth of purchases of property and equip-ment for the quarter ending January 31, 2006. And for the nine-months ending January 31, 2006, there has been $335,000 spent on property and equipment. Our biggest, and out of the ordinary, purchase shown in the year-to-date numbers is that management decided to purchase a building for the workers at our Gering, NE facility. Previously, the Company was getting "free rent" in Gering, NE with the assistance of a community development grant that was awarded to the Company to encourage the opening of a plant in the town. But the grant period had expired and to continue in our growth it was necessary to move into a bigger building and it made sense to management to purchase instead of rent. As for the other investing activities, the Company is con-tinuing to deposit money into marketable security investments. Also, the Company has been actively searching for the "lost" stockholders that are on record. As a result, the Company has found many and has been able to pur-chase stock back. For the quarter ending January 31, 2006, treasury stock of $33,000 was acquired and $161,000 was bought back for the nine-month period.

The following is a list of ratios to help analyze George Risk Industries' performance:


                                        For the quarter ended January 31,

                                             2006               2005
                                        ----------------------------------
     Working capital                     $ 22,883,000       $ 20,327,000
     Current ratio                             46.045             32.224
     Quick ratio                               40.902             28.495


Net sales were $3,627,000 for the quarter ended January 31, 2006, which is a 15.6% increase over the corresponding quarter last year. Year-to-date net sales at January 31, 2006 were $10,675,000, which is a 12.2% increase over the same period last year. Sales to our European distributor are up 36% for the current nine months when comparing to the same period last year. Sales should continue to rise in Europe and overseas because of new standards and regulations that will position the Company as an international contact switch leader. Cost of goods sold was 48.1% of net sales for the quarter ended January 31, 2006 and 49.1% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.1% for the current nine months and 47.7% for the corresponding nine months last year. Having relatively the same per-centage of cost of goods sold from period to period shows that we keep our costs in line. Our cost of materials and direct labor fluctuate in pro-portion to how our sales vary.

Operating expenses were 21.9% of net sales for the quarter ended January 31, 2006 as compared to 24.0% for the corresponding quarter last year. Year-to-date operating expenses were 22.7% of net sales for the nine months ended January 31, 2006, while they were 24.9% for the same period last year. Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2006 was at $1,087,000, which is a 28.5% in-crease from the corresponding quarter last year, which had income from oper-ations of $846,000. Income from operations for the nine months ended Jan-uary 31, 2006 was at $3,111,000, which is a 19.2% increase from the cor-responding nine months last year, which had income from operations of $2,609,000.

Other income and expenses showed a loss of $16,000 for the quarter and a $225,000 gain for the nine months that ended January 31, 2006. The numbers for the corresponding periods last year were gains of $54,000 and $213,000. The main reason for the loss in the current quarter is that some impaired investments had to be written down and the Company has to recognize a real-ized loss. Net income for the quarter ended January 31, 2006 was at $697,000, a 32.7% increase from the corresponding quarter last year, which showed net income of $525,000. Net income for the nine months ended Jan-uary 31, 2006 was $2,014,000, a 22.5% increase from the same period last year. Net income for the nine months ended January 31, 2005 was $1,644,000. Earnings per common share for the quarter ended January 31, 2006 were $0.13 per share and $0.38 per share for the year-to-date numbers. EPS for the quarter and nine moths ended January 31, 2005 was $0.10 per share and $0.30 per share, respectively.

A dividend of $0.10 per common share was declared and stockholders of record as of September 30, 2005 received the dividend. The payment date was Oct-ober 31, 2005. This is the second year in a row that the Company has de-clared a dividend and will hopefully continue this trend in the future. The reason that there is still a dividend payable on the books as of January 31, 2006 is that we did not have all the information that was needed in order to process checks to some stockholders. Once this information is obtained, a dividend check is sent out if they were a stockholder as of the date of record. Also, we have many "lost" stockholders on record, but with the con-tinued declaration of dividends, we are finding it is easier to find the lost stockholders.

George Risk Industries does have three distinct business segments, security alarm products (and other items), keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine these segments.

The following is a product update. The new Short Roller Ball switch is in production and is available for sale. It has received a good response from distributors as an improvement to the Dome Switch.

The MagnaSphere displays are now complete. These displays are being given to our outside sales representatives and are used to demonstrate the new, high security technology. Interest continues to grow on this product line.
Orders have been received from the Federal government. They are conducting their own tests to determine if these switches can be used to replace an older, more expensive technology that is presently being used.

The new Pool Alarm design is complete. This new design should be ready for ETL submittal this spring and should be available for sale by the summer of 2006. The new design was shown at the ISC East Trade Show in New York City in August 2005 and received good marks and approvals from our customers who attended the show. As a whole, Pool Alarms continue to see growth as more states enact safety legislation aimed at preventing swimming pool accidents.

The High Security Switch design is complete and several units have been sold. The product will be submitted to U.L. and the Department of Defense. This is a triple biased switch using three reeds and magnets, which makes it re-sistant to tampering and defeat. The U.S. Government is a major consumer of this type of switch set.

The Company is seeing growth in new customers with electrical contractors through the use of our CC-01 Current Controller. This device can turn on lights in various areas when the door is opened. We are also offering a new Extreme Duty armored cable with a pull-apart switch for applications such as securing tractors, golf carts, or any wheeled items that need to be protected.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1 Certification of the Chief Executive Officer
            31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
            32.1 Certification of the Chief Executive Officer
            32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended January 31, 2006.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 03-17-2006                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board




Date 03-17-2006                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller