Form 10KSB
period 2006-04-30
RISK GEORGE INDUSTRIES INC
filed 2006-08-14
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

                Commission File Number: 000-05378

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

Issuer's telephone number (308) 235-4645
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class       Name of Exchange on Which Registered
None                      None
Securities registered under Section 12(g) of the Act:
Class A Common Stock, $.10 par value
(Title of class)
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
  Yes     X         No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 State issuer's revenues for the most recent fiscal year.  $ 14,254,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 10, 2006 was approximately $17,323,000 based upon the last reported sale, which occurred on August 10, 2006. For purposes of this disclosure, Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of August 10, 2006 was 5,342,213.

DOCUMENTS INCORPORATED BY REFERENCE
   None.
Transitional Small Business Disclosure Format (check one):
   Yes   X   ; No____

Part I


Item 1  Business
(a)  Business Development

George Risk Industries, Inc. (GRI or the company) was incorporated in 1967 in Colorado. The company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm components and systems, pool alarms, thermostats, EZ Duct wire covers and water sensors.

GRI Telemark Corporation (Telemark), a majority owned subsidiary, was incorporated in October 1983 for the purpose of marketing security alarm products. As of April 13, 1993, Telemark was merged into GRI and presently operates as a marketing division of GRI.

Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. The security burglar alarm products comprise approximately 86 percent and pool alarms comprise 8 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 4,000 customers. One of the distributors accounts for approximately 36 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

The keyboard segment has approximately 850 customers. Keyboard products are sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

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

Employees

GRI has approximately 275 employees.


Item 2  Properties
The company owns the manufacturing and office facilities. The manufacturing facilities were expanded by 7,200 square feet seven years ago. Total square footage of the plant in Kimball, Nebraska is approximately 42,500 sq. ft. Additionally, the company leases 15,000 square feet for $1,535 per month with Eileen Risk, mother of Ken R. Risk and a former officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leased manufacturing facilities until July 2005. During the first quarter of fiscal year end 2006, the company purchased a building that is 7,200-sq. ft. in size. Currently, there are 63 employees at the Gering site.


Item 3  Legal Proceedings
None.


Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.

Part II


Item 5	Market for the Registrant's Common Equity and Related
 Stockholders' Matter

Principal Market

The company's Class A Common Stock is currently quoted on the OTC
Bulletin Board by twelve market makers.

Stock Prices and Dividends Information



2006 Fiscal Year
                           High                  Low

May 1-July 31              5.60                  5.00
August 1-October 31        7.00                  5.35
November 1-January 31      7.74                  7.00
February 1-April 30        8.50                  7.40

2005 Fiscal Year
                           High                  Low

May 1-July 31              6.30                  5.01
August 1-October 31        6.30                  5.40
November 1-January 31      6.50                  5.75
February 1-April 30        6.25                  5.60


A dividend of $0.10 per common share was declared on September 30, 2005. This is the second and consecutive dividend that the Company has paid. With the practices and procedures that have been developed, we hope to be able to continue paying dividends on an annual basis.

The number of holders of record of the company's Class A Common Stock as of April 30, 2006, was approximately 1,409.


Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

GRI completed the fiscal year ending April 30, 2006, with a net profit of 19.2% net of sales. Net sales were at $14,254,000, up 8.7% over the previous year. Additionally, net income for the year ended April 30, 2004 was $2,732,000, up 8.6% from the prior year.

We expect sales to stay steady and hopefully increase for the fiscal year ending April 30, 2007. We are always researching and developing new products that will help our sales increase. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers. We have an excellent marketing department that is always on the lookout for new clients.
We have had some problems with the ability to get product out our doors on a timely basis, but we have taken steps to remedy this problem.
We have purchased a building in Gering, NE, our satellite location, in an effort to be able to increase production. Also, we have received grant money from the State of Nebraska to help defer this cost. This grant money is contingent on increasing the number of workers at our Gering location over a five year period.

The material and labor costs stayed very consistent between this year and last year. At fiscal year end 2006 the material and labor percentage was at 36.6% of gross sales while the same percentage for fiscal year 2005 was at 36.7%. We continue to buy smart and we are always looking for quality material at the best possible price. As far as labor goes, we only hire the number of production workers that is needed to finish products in a timely matter and we work very hard at keeping overtime expense down. With these good practices embedded throughout, we expect to continue to achieve a gross profit margin of about 50 percent for the coming year.

At April 30, 2006, working capital increased by 13% in comparison to the previous fiscal year. The company's liquidity has also increased this year as the ratio of cash, securities and accounts receivables to current obligations was 36.594 and 30.569 for the fiscal years ending April 30, 2006 and April 30, 2005, respectively. Current assets have increased as current liabilities have decreased. At April 30, 2006, there are a couple of long-term liabilities on the books. One is deferred income tax of $73,000 and the other is dividends that are still due to lost stockholders from the company's first dividend declaration in fiscal year end 2005.

The new Short Roller Ball switch is in production and sales are higher than the Dome Switch it replaced. It has received a good response from distributors as an improvement to the Dome Switch.

The MagnaSphere Displays are complete. These displays have been given to our outside Sales Reps and are used to demonstrate this new, high security technology. Interest continues to grow on this product line. Orders have been received from the Federal government who are conducting their own test to determine if these switches can be used to replace order, more expensive technology that is presently being used.

The new Pool Alarm board is complete and will be sent for ETL certification in August 2006. The new board design will be more reliable and will use fewer parts. This makes them easier and faster to build. Sales of our Pool Alarms continue to grow as more states around the country enact safety legislation aimed at preventing swimming pool accidents with children.

GRI is now offering a mini raceway to complement our existing raceway line. The size of this new raceway is 3/8" x 3/8". This is excellent to cover speaker wire or phone wire.

The High Security Switch design has been completed and several units have been sold. The product will be submitted to U.L. and the Department of Defense. This is a triple biased switch using three reeds and magnets, which makes it resistant to tampering and defeat. The U.S. Government is a major purchaser of this type of switch set.

GRI continues to see growth in special order products. One example is a water sensor that was custom built with a connector on the wires for a major U.S. company.

GRI is seeing growth with electrical contractors with the procurement of our Current Controller (part #CC-01). This device can turn on lights in various areas when a door is opened. We are also offering a new Extreme Duty armored cable with a pull apart switch for applications such as securing tractors, golf carts, or any wheeled vehicle stored outside.


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

Item 7  Financial Statements


Index to Financial Statements
George Risk Industries, Inc.



Page

Independent Auditor's Report                       8

Balance SheetApril 30, 2006                        9

Statements of Income
   For the Years Ended April 30, 2006 and 2005    10

Statements of Comprehensive Income
  For the Years Ended April 30, 2006 and 2005     11

Statement of Changes in Stockholders' Equity
   For the Years Ended April 30, 2006 and 2005    12

Statements of Cash Flows
   For the Years Ended April 30, 2006 and 2005    13

Notes to Financial Statements                     14





Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2006, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2006, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Mason Russell West, LLC


Littleton, Colorado
July 21,2006
















                George Risk Industries, Inc.
                    Balance Sheet
                    April 30, 2006


ASSETS
Current Assets:
Cash and cash equivalents                       $   5,495,000
Investments and securities                         13,811,000
Accounts receivable:
Trade, net of $50,000 doubtful
                account allowance                   2,138,000
Other                                                       0
Income tax overpayment                                270,000
Inventories                                         2,270,000
Prepaid expenses                                      117,000
Deferred current income taxes                         312,000
                                                  ___________
Total Current Assets                            $  24,413,000

Property and Equipment, net, at cost                  926,000

Other Assets
 Investment in Limited Land
   Partnership, at cost                               200,000
 Projects in process                                   30,000
 Other                                                  1,000
                                                  ___________

Total Other Assets                               $    231,000
TOTAL ASSETS                                     $ 25,570,000
                                                  ___________
                                                  ___________


See accompanying notes to financial statements




                George Risk Industries, Inc.
                    Balance Sheet
                    April 30, 2006



             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable, trade                              $  141,000
 Dividends payable                                        46,000
 Accrued expenses:
  Payroll and related expenses                           366,000
 Notes payable, current                                   33,000
                                                      ___________
   Total Current Liabilities                             586,000

Long-Term Liabilities:
Dividends payable                                          45,000
Deferred income taxes                                      73,000
                                                      ___________
   Total Long-Term Liabilities                        $   118,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1- -noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000
 Additional paid-in capital                             1,736,000
 Accumulated other comprehensive income                   (39,000)
 Retained earnings                                     24,250,000
 Less: cost of treasury stock,
    3,155,819 shares, at cost                          (2,030,000)
                                                      ___________
   Total Stockholders' Equity                         $24,866,000
                                                      ___________

Total Liabilities and Stockholders' Equity            $25,570,000
                                                      ___________
                                                      ___________




                 George Risk Industries, Inc.
        Statements of Income and Retained Earnings

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2006    Apr 30, 2005
                                       ___________    ____________

Net Sales                              $14,254,000     $13,113,000
 Less: Cost of Goods Sold               (6,788,000)     (6,230,000)
                                       ___________     ___________
Gross Profit                           $ 7,466,000     $ 6,883,000

Operating Expenses:
General and Administrative                 724,000         719,000
Sales                                    2,512,000       2,403,000
Engineering                                 79,000          75,000
Rent Paid to Related Parties                52,000          49,000
                                       ___________     ___________
       Total Operating Expenses        $ 3,367,000     $ 3,246,000
                                       ___________     ___________
Income From Operations                   4,099,000       3,637,000

Other Income (Expense)
 Other                                      30,000           2,000
 Dividend and Interest Income              440,000         357,000
 Gain (Loss) on Investments               (353,000)        (89,000)
 Gain (Loss) on Sale of Assets                   -               -
                                       ___________     ___________
                                       $   117,000     $   270,000

Income  Before  Provision  for  Income
Taxes                                    4,216,000       3,907,000

Provision for Income Taxes
 Current Expense                         1,620,000       1,428,000
 Deferred tax (benefit) expense           (136,000)        (36,000)
                                       ___________     ___________
 Total Income Tax Expense                1,484,000       1,392,000

Net Income                             $ 2,732,000     $ 2,515,000

Retained Earnings, beginning
 of period                             $22,054,000     $20,079,000

Less: Cash dividends
     Common Stock ($0.10 per share)    $  (536,000)    $  (540,000)

Retained Earnings, end of period       $24,250,000     $22,054,000

Income Per Share of Common Stock       $      0.51     $      0.47
Weighted Average Number of Common
 Shares Outstanding                      5,360,740       5,399,982



See accompanying notes to financial statements




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2006    Apr 30, 2005
                                       ___________    ____________

Net Income                               $2,732,000     $ 2,515,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                    842,000          30,000
 Less: reclassification adjustment for
   (gains) losses included in net income    353,000          88,000
   Income tax expense related to other
    comprehensive income                   (500,000)        (49,000)
                                         __________      __________

Other Comprehensive Income                  695,000          69,000

Comprehensive Income                     $3,427,000      $2,584,000
                                         __________      __________
                                         __________      __________


See accompanying notes to financial statements



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2006 and 2005


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount



Balances, April 30,
 2004                     5,350     $107,000    8,502,832    $850,000

Purchase of preferred
 stock                   (1,250)      (8,000)           -           -

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.10 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________

Balances, April 30,
 2005                     4,100       99,000    8,502,832     850,000
                       ________     ________    _________    ________

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.10 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2006                     4,100     $ 99,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________



See accompanying notes to financial statements



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2006 and 2005

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
          ______________
Capital     Shares      Amount      Income       Earnings      Total


$1,736,000  3,100,304  $(1,763,000) $  (911,000)  $20,079,000  $20,098,000


         -          -            -            -             -       (8,000)


         -      9,075      (41,000)           -             -      (41,000)



         -          -            -            -      (540,000)    (540,000)

         -          -            -       30,000             -       30,000

         -          -            -            -     2,515,000    2,515,000
__________  _________  ___________  ___________   ___________  ___________


 1,736,000  3,109,379   (1,804,000)    (881,000)   22,054,000   22,054,000
__________  _________  ___________  ___________   ___________  ___________


         -     46,440     (226,000)           -             -     (226,000)



         -          -            -            -      (536,000)    (536,000)

         -          -            -      842,000             -      842,000

         -          -            -            -     2,732,000    2,732,000
__________  _________  ___________  ___________   ___________  ___________

$1,736,000  3,155,819  $(2,030,000) $   (39,000)  $24,250,000  $24,866,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________




See accompanying notes to financial statements


                   George Risk Industries, Inc.
                      Statement of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2006    Apr 30, 2005
                                       ___________    ____________
Cash Flows from Operating Activities:
Net income                              $2,732,000    $2,515,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            184,000       203,000
   (Gain) loss on sale of investments      353,000        88,000
   (Gain) loss on sale of property and
     equipment                                   0             0
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                   102,000      (506,000)
     Inventories                          (215,000)      326,000
     Prepaid expenses                      (52,000)       (7,000)
     Other receivables                       9,000         3,000
     Income tax overpayment               (371,000)            0
     Deferred income taxes                (136,000)      (36,000)
    Increase (decrease) in:
     Accounts payable                        2,000        46,000
     Accrued expenses                       15,000        34,000
     Income tax payable                          0       230,000
                                        __________    __________
    Net cash provided(used)by
     operating activities               $2,623,000   $ 2,896,000
                                        __________    __________

Cash Flows From Investing Activities:
 Proceeds from sale of assets               12,000         3,000
 Other assets manufactured                   4,000        11,000
 (Purchase) of property and equipment     (335,000)     (158,000)
 Proceeds from sale of marketable
  securities                             2,751,000     3,655,000
 (Purchase) of marketable securities    (4,323,000)   (4,696,000)
 (Purchase) of preferred stock                   0        (8,000)
 (Purchase) of treasury stock             (226,000)      (42,000)
                                        __________    __________
    Net cash provided by (used in)
     investing activities              ($2,117,000)  ($1,235,000)

Cash Flows From Financing Activities:
 Increase in long-term debt                125,000             0
 Principal payments on long-term debt      (92,000)            0
 Dividends paid                           (495,000)     (490,000)
                                        __________    __________
   Net cash provided by (used in)
    financing activities                 ($462,000)    ($490,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                         $44,000    $1,171,000
                                        __________    __________
                                        __________    __________
Cash and Cash Equivalents, beginning
 of period                             $ 5,451,000    $4,280,000

Cash and Cash Equivalents,
 end of period                         $ 5,495,000    $5,451,000



See accompanying notes to financial statements

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2006

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

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. As of April 30, 2006, the company has recorded an allowance for doubtful accounts of $50,000 for the years ended 2006 and 2005, respectively. Bad debt expense was $7,000 and $8,000 for April 30, 2006 and 2005, respectively.

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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $  877,000
        Machinery and equipment        5-10        1,028,000
        Furniture and fixtures         5-10          129,000
        Leasehold improvements         5-32          170,000
        Buildings                       20           644,000
        Automotive and aircraft        3-5           393,000
        Software                       2-5           128,000
        Land                           N/A            13,000
                                                  __________
        Total                                      3,082,000
        Accumulated depreciation                  (2,456,000)
                                                  __________
        Net                                       $  926,000
                                                  __________
                                                  __________


Depreciation expense of $196,000 and $206,000 were charged to operations for the years ended April 30 2006 and 2005, respectively.
Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $284,000 and $310,000 for the years ended April 30 2006 and 2005, respectively.

Income Taxes-The company has adopted the provisions of the SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/ liability balances.

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

Segment Reporting and Related Information-The Company discloses the results of its segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). The Company designated the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic area and major customers. At April 30, 2006, the Company operated in three segments organized by service line: pool alarm products, keyboard products, and security alarm and other products. See Note 9 for further segment information disclosures in accordance with SFAS No. 131.

Recently Issued Accounting Pronouncements-In November 2004, the FASB issued
SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges.
In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS
No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and has adopted the provisions of SFAS No. 151 as of May 1, 2006.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets
- an amendment of Accounting Principals Board Opinion No. 29." This statement eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for the exchange of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance, if the future cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for non-monetary exchanges occurring in fiscal years beginning after June 15, 2005. Management does not believe the application of this pronouncement will have any material effect on the financial statements of the Company.

2.    INVENTORIES
Inventories at April 30, 2006 consisted of the following:




    Raw materials                               $1,493,000
    Work in process                                498,000
    Finished goods                                 349,000
                                                __________
                                                 2,340,000
                                                __________

    Less allowance for obsolete inventory          (70,000)
                                                __________
    Totals                                      $2,270,000
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

Marketable equity securities and related unrealized gains and losses consist of the following as of April 30, 2006:


    Cost basis                                  $13,850,000
    Market value                                 13,881,000
                                                ___________
    Net unrealized gains (losses)               $   (39,000)
                                                ___________
                                                ___________

    Gross unrealized gain                       $   631,000
                                                ___________
                                                ___________

    Gross unrealized loss                       $  (670,000)
                                                ___________
                                                ___________

In accordance with SFAS 115, if the Company determines that a marketable security has an other-than temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately one year. When this happens the Company will decrease the cost of the marketable security to the new fair value and recognize a realized loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $443,000 for the fiscal year ended April 30, 2006.

4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Eligible employees cannot participate in the Plan until they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $17,000 were paid during the fiscal year ending April 30, 2006 and approximately $16,000 of matching contributions we paid during the fiscal year April 30, 2005. Discretionary contributions of approximately $3,400 and $5,100 were paid during 2006 and 2005, respectively.

5.    STOCKHOLDERS' EQUITY

Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2006.

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

6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:




                                      April 30, 2006
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,732,000
                           __________
                           __________

   Basic EPS               $2,732,000    5,347,013     $.511
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500      .002
                           __________    _________     _____
     Diluted EPS           $2,732,000    5,367,513     $.509
                           __________    _________     _____
                           __________    _________     _____






                                      April 30, 2005
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,515,000
                           __________
                           __________

   Basic EPS               $2,515,000    5,393,453     $.446
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500      .001
                           __________    _________     _____
     Diluted EPS           $2,515,000    5,413,953     $.465
                           __________    _________     _____
                           __________    _________     _____



7.      COMMTIMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
Leases-The Company leases a duplex from Eileen Risk, mother of the President/CEO of the company. One half of the duplex is for storage of materials and accounting records. The other half of the duplex is rented out as housing to an independent third party at a rate of $325 per month. This lease requires an annual payment of $3,400 due each July 1 and payments of $300 on a month-to-month basis to the related party.

The Company also leases another building from Eileen Risk. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis.

Total lease expense under the above two arrangements for the fiscal years ended April 30, 2006 and 2005, was $25,000 for each year.

The company leases an airplane from the President/CEO, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2006 and 2005, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.


8.      INCOME TAXES



Reconciliation of income taxes with Federal and State taxable income:

                                    2006              2005
                                 ____________      ____________

 Income before taxes               $4,216,000        $3,907,000
 State income tax deduction          (309,000)         (281,000)
 Capital loss carryforward            353,000            88,000
 Nontaxable income                   (206,000)         (185,000)
 Domestic production activities
  Deduction                          (119,000)                0
Nondeductible expenses
  and timing differences              (81,000)           (1,000)
                                   __________        __________

    Taxable income                 $3,854,000        $3,530,000
                                   __________        __________
                                   __________        __________

    Income tax - net of credits    $1,171,000        $  268,000
                                   __________        __________
                                   __________        __________

    Tax rate to taxable income           34.0%             7.8%
                                  ___________       ___________
                                  ___________       ___________




The provision for income taxes differs from the amount computed by applying the statutory rate to income before taxes as follows:

Income tax expense at statutory
 rate                              $1,762,000        $1,633,000

Increase (decrease) in income
 taxes resulting from:
  State income taxes                (129,000)          (116,000)
  Other permanent differences       (149,000)          (125,000)

  Income tax expense                $1,484,000       $1,392,000

  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
  Blended statutory rate                  41.8%           41.8%

Deferred tax asset (liability) consist of the following components at April 30, 2006 and 2005:

  Deferred tax current assets:
   Capital loss carry forward         $280,000         $134,000
   Accrued vacation                     32,000           30,000
  Net deferred tax assets             $312,000         $164,000
  Deferred tax liabilities:
   Depreciation                        (73,000)         (27,000)
   Net deferred tax liability         $(73,000)        $(27,000)



9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2006            2005

    Net revenue:
     Pool alarm products                 $1,158,000      $ 1,137,000
     Keyboard and other products            803,000          586,000
     Security alarm products             12,293,000       11,390,000
                                        ___________      ___________

    Total net revenue                   $14,254,000      $13,113,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Pool alarm products                $   344,000      $   315,000
     Keyboard products                      215,000          163,000
     Security alarm and other products    3,540,000        3,159,000
                                        ___________       __________
    Total income from operations        $ 4,099,000      $ 3,637,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Pool alarm products                $   257,000      $   330,000
     Keyboard products                      234,000          220,000
     Security alarm and other products    4,582,000        4,202,000
     Corporate general                   20,497,000       15,949,000
                                        ___________      ___________

    Total assets                        $25,570,000      $22,751,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Pool alarm products                $    13,000      $    10,000
     Keyboard products                            0                0
     Security alarm and other products      121,000          121,000
     Corporate general                       50,000           75,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   184,000      $   206,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Pool alarm products                $         0      $    43,000
     Keyboard products                            0                0
     Security alarm and other products      273,000           90,000
     Corporate general                       62,000           25,000
                                        ____________     ___________
      Total capital expenditures        $   335,000      $   158,000
                                        ____________     ___________
                                        ____________     ___________





10.    CONCENTRATIONS OF CREDIT RISK

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $100,000. For the years ended April 30 2006 and 2005, the Company's had uninsured balances of $4,985,000, and $4,952,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The company has sales to a group of security alarm distributors representing 36% of total sales for the year ended April 30, 2006 and 35% of accounts receivable at April 30, 2006.

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

The following information as of April 30, 2006, is furnished with respect to each director and executive officer:



                                                               Director or
Name           Principal Occupation or Employment          Age  Officer Since

Ken R. Risk        Chairman of the Board and President        58    1976

Stephanie Risk     Chief Financial Officer/Controller         34    1999

Sharon Westby      Secretary/Treasurer                        54    2005

Jerry Andersen     Director, retired                          75    1978

Donna Debowey      Director, retired GRI plant manager        68    2005

Michael J. Nelson  Chairman, Nebraska Region, FirsTier Banks  65    1992



(b)  Business Experience of Directors and Executive Officers

Ken R. Risk, chairman of the board, president and director, worked with the company after he returned from naval service for several years. He left GRI in 1977 to start his own company, Platte Valley Sales, in Hastings, Nebraska. He returned to the company to assume the position of president and CEO in late 1989 after the death of his father, George Risk. He moved to Kimball, Nebraska in 1997.

Stephanie Risk, chief financial officer and controller, has over ten years' experience in the accounting field. Stephanie also worked for the family business (Platte Valley Sales) during and after college as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.

Sharon Westby, the corporate secretary, worked at GRI right after high school for a couple of years as the personal secretary to the then president and CEO. Before she returned to the company in 1982, Sharon was a Clerk Steno 1 at Jackson County Welfare in Kansas City, MO, entered medical records transcripts at the Kimball County Hospital in Kimball, NE, and was the manager of Motel Kimball in Kimball, NE. Her current duties at GRI include being the executive assistant to the President and CEO and sales administrator of the keyboard and switch division.

Jerry Andersen, director, worked in the banking industry from 1967 until his retirement in August 2000.

Donna Debowey, director, worked in various retail stores and restaurants until she started at GRI in 1968. She started on the production line, but quickly worked her way up the ranks. She has been a production line supervisor, head of quality control and she was named the plant manager and senior vice president in 1998 and held that position until her retirement in 2003.

Michael J. Nelson, director, has worked in the banking business since 1963 and was the president of the First State Bank in Kimball, Nebraska until 2001.
He is currently chairman of FirsTier Banks in Kimball, Nebraska.


(c)Identification of Certain Significant Employees

Ken R. Risk, Sharon Westby and Stephanie Risk are also employees of the company.
 (See Item 9 [b].)

(d)  Involvement in Certain Legal Proceedings

None.
(e)  Audit Committee Financial Expert

The Company has no standing audit, nominating, or compensation committee, or any committee performing similar functions.

Item 10  Executive Compensation
The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer and each of the four other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 2004, 2005, and 2006:


                                Annual Compensation


    (a)              (b)        (c)       (d)          (e)
                                                    Other Annual
Position             Year      Salary    Bonuses    Compensation

Ken R. Risk          2006      202,000      -          -
Chief Executive      2005      187,000      -          -
Officer              2004      183,000      -          -


Bruce E. Smith       2006       97,000      -          -
Director of Sales    2005       17,000      -          -
                     2004            0      -          -

Kathy Walker         2006       24,000      -           -
Production Manager   2005       23,000      -           -
                     2004       21,000      -           -

David Luppen         2006       53,000      -           -
Director of          2005       52,000      -           -
Engineering          2004       51,000      -           -

Dan Douglas          2006       51,000      -           -
Vice President of    2005       48,000      -           -
Materials            2004       46,000      -           -

Stephanie Risk       2006       40,000      -           -
Chief Financial      2005       38,000      -           -
Officer              2004       36,000      -           -




                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP          All
Position     Year       Stock       /SARS       Payouts       Other
                        Awards

Ken R. Risk  2006         -           -            -            -
             2005         -           -            -            -
             2004         -           -            -            -


Bruce E.     2006         -           -            -            -
Smith        2005         -           -            -            -
             2004         -           -            -            -


Kathy Walker 2006         -           -            -            -
             2005         -           -            -            -
             2004         -           -            -            -


David Luppen 2006         -           -            -            -
             2005         -           -            -            -
             2004         -           -            -            -


Dan Douglas  2006         -           -            -            -
             2005         -           -            -            -
             2004         -           -            -            -


Stephanie    2006         -           -            -            -
Risk         2005         -           -            -            -
             2004         -           -            -            -





Members of the board of directors were each compensated $150 for their services during the fiscal year.

Ken R. Risk and Bruce E. Smith do not have employment contracts with the company. Both have a base salary and also receive compensation based on a percentage of sales for the year.

Item 11  Security Ownership of Certain Beneficial Owners and Management
Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 2006.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,951,155       55.05%
A         Kimball, NE
          69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 12  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2006, 2005, and 2004, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                    2006                 2005           2004

Airplane Lease
  Ken R. Risk, President         $27,000              $27,000        $27,000


Building and Warehouse
 Leases/Rentals

 Eileen M. Risk,
  Mother of CEO                 $ 3,400              $ 3,400        $ 3,400
 Eileen M. Risk,
  Mother of CEO                 $ 3,600              $ 3,600        $ 3,600

 Eileen M. Risk,
  Mother of CEO                 $18,420              $18,420        $18,420


Stock Transfer Agent
 Eileen M. Risk,
  Mother of CEO                 $     0              $20,000        $20,000


(Note 1)

 1) Eileen Risk is no longer the company's stock transfer agent. She resigned her position in July 2005.

Item 13  Exhibits and Reports on Form 8-K

Item 13	Exhibits and Reports on Form 8-K
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

31.1  Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer

31.2  Certification pursuant to Rule 13a-14(a) of the Chief Financial Officer

32.1  Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer

32.2  Certification pursuant to 18 U.S.C. 1350 of the Chief Financial Officer



Item 14  Principal Accountant Fees and Services
1)Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our financial statements for Form 10-QSB. The amounts are listed below:

       FYE 2006  $29,150     Mason Russell West, LLC
       FYE 2005  $28,000     Mason Russell West, LLC

2) Audit-Related Fees

The company did incur aggregate tax fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

       FYE 2006   $ 8,900    Mason Russell West, LLC
       FYE 2005   $     0    Mason Russell West, LLC

3)Tax Fees

The company did not incur aggregate fees or expenses for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning. These services are included in our audit fees and are not billed separately.

4)All Other Fees

There were no other fees incurred during each of the last two fiscal years.

5) The Board of Directors, considered whether, and determined that, the auditor's provisions of non-audit services were compatible with maintaining the auditor's independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Ken R. Risk                                     Date
 Ken R. Risk, President and Chairman of the Board     August 9, 2006




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.

Signature                Title                      Date




/s/ Ken R. Risk          President and              August 9, 2006
Ken R. Risk              Chairman of the Board


/s/ Stephanie M. Risk    Chief Financial Officer    August 9, 2006
Stephanie M. Risk        and Controller


/s/ Jerry Andersen       Director                   August 9, 2006
Jerry Andersen


/s/ Michael J. Nelson    Director                   August 9, 2006
Michael J. Nelson

/s/ Donna Debowey    Director                       August 9, 2006
Donna Debowey