Form 10QSB
period 2006-07-31
RISK GEORGE INDUSTRIES INC
filed 2006-09-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2006

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 14, 2006 was 5,342,213.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three-month period ended July 31, 2006, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                               JULY 31, 2006

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 6,098,000
     Marketable securities (Note 2)                          14,072,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance      1,858,000
     Inventories (Note 3)                                     2,398,000
     Prepaid expenses                                            94,000
     Deferred income taxes                                      345,000
                                                            ------------
Total Current Assets                                        $24,865,000

Property and Equipment, net at cost                         $   893,000

Other Assets
     Investment in Land Limited Partnership, at cost            200,000
     Projects in process                                         45,000
     Other                                                        1,000
                                                            ------------
Total Other Assets                                          $   246,000

TOTAL ASSETS                                                $26,004,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                               JULY 31, 2006
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   132,000
     Dividends payable, current                                  91,000
     Accrued expenses
        Payroll and other expenses                              268,000
        Property taxes                                            3,000
     Income tax payable                                         122,000
                                                            ------------
Total Current Liabilities                                   $   616,000

Long-Term Liabilities
     Notes payable                                               25,000
     Deferred income taxes                                      112,000
                                                            ------------
Total Long-Term Liabilities                                 $   137,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1 - noncumulative, $20 stated
        value, 25,000 shares authorized, 4,100 issued
        and outstanding                                          99,000
     Common stock, Class A, $.10 par value, 10,000,000
        shares authorized, 8,502,832 shares issued and
        outstanding                                             850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                    (158,000)
     Retained earnings                                       24,794,000
     Treasury stock, 3,160,619 shares, at cost               (2,070,000)
                                                            ------------
Total Stockholders' Equity                                  $25,251,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $26,004,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2006           2005
                                             ------------   ------------
Net Sales                                    $ 3,411,000    $ 3,411,000
   Less: cost of goods sold                   (1,693,000)    (1,658,000)
                                             ------------   ------------
Gross Profit                                 $ 1,718,000    $ 1,753,000

Operating Expenses:
   General and administrative                    162,000        166,000
   Selling                                       629,000        617,000
   Engineering                                    15,000         19,000
   Rent paid to related parties                   15,000         15,000
                                             ------------   ------------
Total Operating Expenses                     $   821,000    $   817,000

Income From Operations                           897,000        936,000

Other Income (Expense)
   Other                                           4,000          1,000
   Dividend and interest income                  128,000        105,000
   Gain (loss) on sale of investments            (87,000)        24,000
                                             ------------   ------------
                                             $    45,000    $   130,000

Income Before Provisions for Income Tax          942,000      1,066,000

Provisions for Income Tax
   Current expense                               392,000        461,000
   Deferred tax (benefit) expense                  6,000              0
                                             ------------   ------------
     Total Income Tax Expense                $   398,000    $   461,000

Net Income                                   $   544,000    $   605,000

Retained Earnings, beginning of period       $24,250,000    $22,055,000

Retained Earnings, end of period             $24,794,000    $22,660,000

Income Per Share of Common Stock             $       .10    $       .11

Weighted Average Number of Common
   Shares Outstanding                          5,343,596      5,373,437


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2006           2005
                                             ------------   ------------
Net Income                                   $   544,000    $   605,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                    (120,000)       285,000
     Reclassification adjustment for (gains)
       losses included in net income              87,000        (24,000)
     Income tax expense related to other
       comprehensive income                      (14,000)       109,000
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $   (47,000)   $   370,000

Comprehensive Income (Loss)                  $   497,000    $   975,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2006           2005
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   544,000    $   605,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 43,000         46,000
     (Gain) loss on sale of investments           87,000        (24,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    280,000         38,000
          Inventories                           (128,000)        24,000
          Prepaid expenses                        18,000        (82,000)
          Deferred tax asset                       6,000              0
       Increase (decrease) in:
          Accounts payable                        (8,000)        35,000
          Accrued expenses                       (91,000)      (111,000)
          Income tax payable                     392,000        461,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,143,000    $   991,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (15,000)        23,000
  (Purchase) of property and equipment           (10,000)      (200,000)
  Proceeds from sale of marketable securities    670,000        266,000
  (Purchase) of marketable securities         (1,138,000)      (572,000)
  (Purchase) of treasury stock                   (39,000)      (128,000)
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $  (532,000)   $  (611,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt                          0        100,000
  Principal payments on short-term debt           (8,000)       (17,000)
  Dividends paid                                       0         (4,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $    (8,000)   $    79,000

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   603,000    $   459,000
                                             ============   ============
Cash and cash equivalents, beginning of
 period                                      $ 5,495,000    $ 5,451,000
Cash and cash equivalents, end of period     $ 6,098,000    $ 5,910,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2006


Note 1    Unaudited Interim Financial Statements

	The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2006 annual report on Form 10KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value. Realized gains and losses are determined on the average cost basis, and are included in the Company's statement of income. Unrealized gains and losses are excluded from earnings and reported separately as a component of stock-holders' equity. Dividend and interest income are accrued as earned.

     Marketable equity securities and related unrealized gains and losses consist of the following as of July 31, 2006:

          Cost Basis                                   $ 14,230,000
          Market Value                                   14,072,000
                                                       -------------
          Net Unrealized Gains (Losses)                $   (158,000)
                                                       =============
          Gross unrealized gain                        $    551,000
                                                       =============
          Gross unrealized loss                        $   (709,000)
                                                       =============

     In accordance with SFAS 115, if the Company determines that a market-able security has an other-than temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately one year, the Company will decrease the cost of the marketable security to the new fair value and recognize a realized loss. The investments are period-ically evaluated to determine if impairment changes are required. As a re-sult of this standard, management recorded impairment losses of $53,000 for the quarter ended July 31, 2006.


Note 3    Inventories

     Inventories at July 31, 2006, consisted of the following:

          Raw Materials                                $ 1,476,000
          Work in Process                                  553,000
          Finished Goods                                   376,000
          Warehouse in England                              63,000
                                                       ------------
                                                       $ 2,468,000
          Less:  allowance for obsolete inventory          (70,000)
                                                       ------------
          Net Inventories                              $ 2,398,000
                                                       ============

Note 4    Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2006           2005
                                             ---------------------------
Net revenue:
     Pool alarm products                     $   311,000    $   339,000
     Keyboard products                           188,000        163,000
     Security alarm and other products         2,912,000      2,909,000
                                             ------------   ------------
Total net revenue                            $ 3,411,000    $ 3,411,000

Income from operations:
     Pool alarm products                     $    82,000    $    93,000
     Keyboard products                            49,000         45,000
     Security alarm and other products           766,000        798,000
                                             ------------   ------------
Total income from operations                 $   897,000    $   936,000

Identifiable assets:
     Pool alarm products                     $   286,000    $   362,000
     Keyboard products                           224,000        226,000
     Security alarm and other products         4,463,000      4,407,000
     Corporate general                        21,031,000     18,983,000
                                             ------------   ------------
Total identifiable assets                    $26,004,000    $23,978,000

Depreciation and amortization:
     Pool alarm products                     $     3,000    $     3,000
     Keyboard products                                 0              0
     Security alarm and other products            30,000         29,000
     Corporate general                            10,000         14,000
                                             ------------   ------------
Total depreciation and amortization          $    43,000    $    46,000

Capital expenditures:
     Pool alarm products                     $         0    $         0
     Keyboard products                                 0              0
     Security alarm and other products            10,000        200,000
     Corporate general                                 0              0
                                             ------------   ------------
Total capital expenditures                   $    10,000    $   200,000


Note 5    Revenue Recognition

     Revenue is recognized when risks and benefits in ownership are trans-ferred, which normally occurs at the time of the shipment of products.


Note 6    Earnings per Share

	Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2006
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    544,000
                                   =============
Basic EPS                          $    544,000       5,342,213   $   0.10
Effect of dilutive securities:
   Convertible preferred stock                0          20,500
                                   -------------  --------------  ---------
Diluted EPS                        $    544,000       5,362,713   $   0.10



                                   For the three months ended July 31, 2005
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    605,000
                                   =============
Basic EPS                          $    605,000       5,362,253   $   0.11
Effect of dilutive securities:
   Convertible preferred stock                0          20,500
                                   -------------  --------------  ---------
Diluted EPS                        $    605,000       5,382,753   $   0.11


Note 7    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 were paid during each quarter ending
July 31, 2006 and 2005. There were no discretionary contributions paid during the quarters ending July 31, 2006 and 2005, respectively.

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2006.

Net cash increased $603,000 during the quarter ended July 31, 2006 as com-pared to an increase of $459,000 during the corresponding quarter last year. Accounts receivable decreased $280,000 for the quarter ending July 31, 2006, as compared to a $38,000 decrease for the same quarter last year. At the quarter ended July 31, 2006, 77.05% of the receivables are considered current (less than 45 days) and 9.57% of the total are over 90 days past due. This is in comparison to having 66.09% of the receivables considered current and 13.0% over 90 days past due at July 31, 2005. Inventories increased $128,000 during the current quarter as compared to a $24,000 decrease last year. The main reason for the big increase during the quarter ended July 31, 2006 is that our finished goods inventory increased heartily, largely in part to a slow down in our sales. At the quarter ended July 31, 2006 there was an $18,000 decrease in prepaid expenses while at July 31, 2005, there was a $82,000 decrease. The main reason for the decrease in cash towards prepaid expenses is that we have not had to replenish our supply of Jelly Bellies yet in the first fiscal quarter. Jelly Bellies are GRI's adopted trademark. A package of jellybeans is put into every box that is shipped out and our samples department also sends out thousands every month.

At the quarter ended July 31, 2006, accounts payable shows a decrease of $8,000 as compared to an increase of $35,000 for the same quarter the year before. And, as usual, we continue to strive to pay all of our payables within terms and take all purchase discounts that are available. Accrued expenses decreased $91,000 for the current quarter as compared to a $111,000 decrease for the quarter ended July 31, 2005. Income tax payable increased $392,000 for the quarter ended July 31, 2006. This compares to an increase of $461,000 for the quarter ended July 31, 2005. The smaller increase accounts for the fact that there is a slight decrease in profit for the first quarter of fiscal year end 2007 than there was for the first quarter fiscal year end 2006.

As for our investment activities, the Company has only spent approximately $10,000 for the current fiscal quarter. But in comparison to the cor-responding quarter last year, there was activity of approximately $200,000. The bulk of this investment activity was that the Company purchased a building for the workers at our Gering, NE facility. The building cost $151,200 and is bigger than the facility that we were in before. This gives us an opportunity to expand and hire new employees. In conjunction with the purchase of this building, we have received grant and loan money from the City of Gering to help defray the cost of the building purchase. The Company has received $55,000 of the $80,000 that we have applied for. $30,000 of this money comes in the form of a grant in lieu of the remaining amount of rent on the original agreement the Company made with the City of Gering when the Company started the manufacturing facility in Gering. The other $25,000 is half of the $50,000 loan for a new agreement we have entered into with the City of Gering. This loan will be converted into a grant, contingent on in-creasing the number of workers at the Gering location over the next five years. The Company will receive the other $25,000 that is due from this loan on January 1, 2007, if certain conditions are met according to the contract with the City of Gering. Management believes that there should not be any problems with meeting all of the conditions of the new agreement. But, if the Company should be in default on this agreement, management foresees the risk as minimal as the Company would not have problem with paying back the loan since we are in such good financial position.

Also, the Company continues to put money into the marketable securities. We are taking a different approach to our investments than we have done in the past. Much of the new money that is being invested in marketable securities is going into a "money manager" brokerage account. By doing this, the Com-pany gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company does not pay com-mission for each transaction. Instead, a quarterly service fee is paid based on the value of the assets. Also, with interest rates on the rise, the Com-pany has purchased more bonds since they are a more attractive holding at this time. Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2006, the Com-pany purchased $39,000 worth of treasury stock and $128,000 worth of treasury stock for the quarter ended July 31, 2005. We have been actively searching for stockholders that have been "lost" over the years. With this, and the payment of dividends over the last two fiscal years, has prompted many stock-holders and/or their relatives and descendants to sell back their stock.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2006           2005
                                             ---------------------------
     Working capital                         $ 24,249,000   $ 21,718,000
     Current ratio                                 40.365         20.744
     Quick ratio                                   35.760         18.616


Net sales were $3,411,000 for the quarter ended July 31, 2006, which is the same amount that was recorded for the corresponding quarter last year. Cost of goods sold was 49.6% of net sales for the quarter ended July 31, 2006 and the cost of goods sold percentage to net sales was 48.6% for the quarter ended July 31, 2005. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line.

Operating expenses were 24.1% of net sales for the quarter ended July 31, 2006 as compared to 24.0% for the corresponding quarter last year. Having relatively the same percentages for both periods shows that management keeps a close eye on our operating expenses to keep them in line from year to year. Income from operations for the quarter ended July 31, 2006 was at $897,000, which is a 4.2% decrease from the corresponding quarter last year, which had income from operations of $936,000.

Other income and expenses showed a $45,000 gain for the quarter ended
July 31, 2006 as compared to having a $130,000 gain for the quarter ended July 31, 2005. The main reason for the difference in the amount of the gains from one quarter to the other is that we had $53,000 worth of impaired in-vestments that were realized as losses during the current quarter as compared to showing $24,000 worth of net gains on the sale of investments for the same period last year. We have reworked the way management examines the Com-pany's marketable securities over the last year or so. We have put a good amount of the monies that are in the marketable securities account into "money manager" accounts. These accounts are looked after by an independent third party that are constantly being watched. We do not pay any commission on the trades that are done. Instead, a quarterly service fee is figured as a percentage of the total assets in the accounts. In turn, net income for the quarter ended July 31, 2006 was at $544,000, a 10.1% decrease from the corresponding quarter last year, which showed net income of $605,000. Earnings per share for the quarter ended July 31, 2006 were $0.10 per share and $0.11 per share for the quarter ended July 31, 2005.

George Risk Industries has three distinct business segments, security alarm products, keyboard, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the three segments.

As for new products, the new Pool Alarm board is complete and will be sent in for ETL certification in September 2006. The new board design will be more reliable and will use less parts when being assembled making them easier and faster to build. Pool Alarms continue to see sales growth as more states enact safety legislation aimed at preventing swimming pool accidents involving children. The United States Senate and Congress have both issued bills that would make it a Federal law to have some kind of an alarm or other safety measure at the entry into pools and spas. If this law passed, man-agement foresees that sales of the Pool Alarm could grow exponentially.

GRI is also designed a product called the Emergency Button that could be used next to a swimming pool or in a freezer. If there is an emergency, such as a drowning or someone being locked in a freezer, the button could be pushed and it would cause the alarm systems to go off or it could be used with a dialer to call 911.

GRI is now offering mini raceway to complement our existing raceway line. The size is 3/8" x 3/8". This size is excellent to cover speaker wire or phone cords.

GRI continues to see growth in special order products. One example is a water sensor that was custom built with a connector on the wires for a major US company.

We are also seeing growth with electrical contractors through the sales of our Current Controller (pt #CC-01). This device can turn lights on in var-ious areas when the door is opened. We are also offering a new Extreme Duty armored cable with a pull-apart switch for applications such as securing tractors, golf carts, or any items that are stored outside. This armored cable is strung through and round such items to secure them and the end is then wired into the security alarm panel.

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

At George Risk Industries' latest Board of Director's meeting, which was held on August 31, 2006, a dividend of $0.15 per common share was declared. This is an increase of $.05 per share as compared to previous two dividend de-clarations. This dividend will be paid to stockholders of record as of September 30, 2006, and will be paid by October 31, 2006.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1 Certification of the Chief Executive Officer
            31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C 1350
            32.1 Certification of the Chief Executive Officer
            32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2006

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-14-2006                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board

Date 09-14-2006                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller