Form 10QSB
period 2006-10-31
RISK GEORGE INDUSTRIES INC
filed 2006-12-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2006

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

               For the transition period from ___________ to ___________


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 15, 2006 was 5,339,838.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three and six month period ended October 31, 2006, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2006

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 4,542,000
     Marketable securities (Note 2)                          15,687,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance      2,050,000
        Other                                                     1,000
     Inventories (Note 3)                                     2,665,000
     Prepaid expenses                                            95,000
     Property tax overpayment                                     5,000
     Deferred income taxes                                      286,000
                                                            ------------
Total Current Assets                                        $25,331,000

Property and Equipment, net of accumulated depreciation     $   890,000

Other Assets
     Investment in Land Limited Partnership, at cost            200,000
     Projects in process                                         25,000
     Other                                                        1,000
                                                            ------------
Total Other Assets                                          $   226,000

TOTAL ASSETS                                                $26,447,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              OCTOBER 31, 2006
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   166,000
     Dividends payable                                          161,000
     Accrued expenses
        Payroll and related expenses                            378,000
     Income tax payable                                         160,000
                                                            ------------
Total Current Liabilities                                   $   865,000

Long-Term Liabilities
     Notes payable                                               25,000
     Deferred income taxes                                       59,000
                                                            ------------
Total Long-Term Liabilities                                 $    84,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20 stated
        value, 25,000 shares authorized, 4,100 issued
        and outstanding                                          99,000
     Common stock, Class A, $.10 par value, 10,000,000
        shares authorized, 8,502,832 shares issued and
        outstanding                                             850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                      55,000
     Retained earnings                                       24,829,000
     Treasury stock, 3,160,719 shares, at cost               (2,071,000)
                                                            ------------
Total Stockholders' Equity                                  $25,498,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		    $26,447,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2006         2006          2005         2005
                         ---------------------------------------------------
Net Sales                $ 3,631,000  $ 7,043,000   $ 3,636,000  $ 7,047,000
Less: cost of goods sold  (1,716,000)  (3,409,000)   (1,734,000)  (3,393,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,915,000  $ 3,634,000   $ 1,902,000  $ 3,654,000

Operating Expenses:
  General and
    administrative           176,000      337,000       180,000      345,000
  Selling                    623,000    1,252,000       604,000    1,220,000
  Engineering                 19,000       34,000        18,000       37,000
  Rent paid to related
    parties                   12,000       28,000        12,000       28,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   830,000  $ 1,651,000   $   814,000  $ 1,630,000

Income From Operations     1,085,000    1,983,000     1,088,000    2,024,000

Other Income (Expense)
  Other                        1,000        5,000        46,000       47,000
  Dividend and interest
    income                   149,000      276,000        86,000      192,000
  Gain (loss) on
    investments              147,000       60,000       (22,000)       2,000
                         ------------ ------------  ------------ ------------
                         $   297,000  $   341,000   $   110,000  $   241,000

Income Before Provisions
  for Income Tax           1,382,000    2,324,000     1,198,000    2,265,000

Provisions for Income Tax
  Current expense           (578,000)    (970,000)     (501,000)    (962,000)
  Deferred tax benefit
    (expense)                 32,000       26,000        14,000       14,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (546,000) $  (944,000)  $  (487,000) $  (948,000)

Net Income               $   836,000  $ 1,380,000   $   711,000  $ 1,317,000

Retained Earnings,
  beginning of period    $24,794,000  $24,250,000   $22,660,000  $22,054,000
Less:  Cash Dividends
  Common Stock
    ($0.15 per share)       (801,000)    (801,000)
    ($0.10 per share)                                  (536,000)    (536,000)

Retained Earnings,
  end of period          $24,829,000  $24,829,000   $22,835,000  $22,835,000

Income Per Share of Common
  Stock: (Note 6)
    Basic                      $0.16        $0.26         $0.13        $0.25
    Assuming Dilution          $0.16        $0.25         $0.13        $0.24

                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2006         2006          2005         2005
                         ----------------------------------------------------
Net Income               $   836,000  $ 1,380,000   $   711,000  $ 1,317,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          213,000       93,000       (94,000)     191,000
    Reclassification adjustment
      for (gains) losses included
      in net income         (147,000)      60,000        22,000       (2,000)
    Income tax expense related
      to other comprehensive
      income                  28,000       64,000       (30,000)      79,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $    94,000  $   217,000   $  (102,000) $   268,000

Comprehensive Income     $   930,000  $ 1,597,000   $   609,000  $ 1,585,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2006         2006          2005         2005
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   836,000  $ 1,380,000   $   711,000  $ 1,317,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               46,000       89,000        47,000       93,000
   (Gain) loss on sale of
    investments             (147,000)     (60,000)       22,000       (2,000)
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Accounts receivable     (192,000)      88,000        56,000       94,000
    Inventories             (267,000)    (395,000)      (29,000)      (4,000)
    Prepaid expenses          (1,000)      17,000         8,000      (74,000)
    Employee receivables      (1,000)      (1,000)        1,000            0
    Deferred income taxes      6,000       12,000       (14,000)     (14,000)
  Increase (decrease) in:
    Accounts payable          34,000       25,000       (73,000)     (39,000)
    Accrued expenses         102,000       11,000       143,000       32,000
    Income tax payable        38,000      430,000      (484,000)     (24,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   454,000  $ 1,596,000   $   388,000  $ 1,379,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Other assets
    manufactured              19,000        5,000       (25,000)      (2,000)
  (Purchase) of property
    and equipment            (42,000)     (52,000)      (27,000)    (227,000)
  Proceeds from sale of
    marketable securities  1,488,000    3,279,000       630,000      923,000
  (Purchase) of marketable
    securities            (2,743,000)  (5,002,000)     (996,000)  (1,595,000)
  Purchase of treasury
    stock                     (1,000)     (40,000)            0     (128,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $(1,279,000) $(1,810,000)  $  (418,000) $(1,029,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Increase in long-term
    debt                           0            0             0      100,000
  Principal payments on
    long-term debt                 0       (8,000)      (25,000)     (42,000)
  Dividends issued          (731,000)    (731,000)     (488,000)    (492,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $  (731,000) $  (739,000)  $  (513,000) $  (434,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $(1,556,000) $  (953,000)  $  (543,000) $   (84,000)
                         ============ ============  ============ ============
Cash and cash equivalents,
  beginning of period    $ 6,098,000  $ 5,495,000   $ 5,910,000  $ 5,451,000
Cash and cash equivalents,
  end of period          $ 4,542,000  $ 4,542,000   $ 5,367,000  $ 5,367,000


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2006

Note 1    Unaudited Interim Financial Statements

	The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the com-pany's annual report on Form 10KSB for the year ended April 30, 2006 with the SEC. In the opinion of management, all adjustments, consisting only of nor-mal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily in-dicative of the results for any other quarter or for the full year.

Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value. Realized gains and losses are determined on the average cost basis, and are included in the Company's statement of income. Unrealized gains and losses are excluded from earnings and reported separately as a component of stock-holder's equity. Dividend and interest income are accrued as earned.

     Marketable equity securities and unrealized gains and losses consist of the following as of October 31, 2006 and October 31, 2005:

          Cost Basis                         $ 15,595,000   $ 13,305,000
          Market Value                         15,687,000     12,615,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $     92,000   $   (690,000)
                                             =============  =============
          Gross unrealized gain              $    576,000   $    445,000
                                             =============  =============
          Gross unrealized loss              $   (484,000)  $ (1,135,000)
                                             =============  =============

     In accordance with SFAS 115, if the Company determines that a marketable security has an other-than temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately one year, the Company will decrease the cost of the marketable security to the new fair value and recognize a realized loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not have to record any impairment losses for the quarter ended October 31, 2006

Note 3    Inventories

     At October 31, 2006 and October 31, 2005, respectively, inventories con-sisted of the following:

          Raw Materials                      $  1,770,000   $  1,410,000
          Work in Process                         536,000        456,000
          Finished Goods                          361,000        218,000
          Warehouse in England                     68,000         45,000
                                             -------------  -------------
                                             $  2,735,000   $  2,129,000
          Less: allowance for obsolete
                inventory                         (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  2,665,000   $  2,059,000
                                             =============  =============

Note 4    Business Segments

     The following is financial information relating to industry segments:

                                                  For the quarter ended
						       October 31,
                                                   2006           2005
                                             ----------------------------
Net revenue:
  Pool alarm products                        $    376,000   $    292,000
  Keyboard products                               137,000        312,000
  Security alarm and other products             3,118,000      3,032,000
                                             -------------  -------------
     Total net revenue                       $  3,631,000   $  3,636,000

Income from operations:
  Pool alarm products                        $    113,000   $     87,000
  Keyboard products                                40,000         94,000
  Security alarm and other products               932,000        907,000
                                             -------------  -------------
     Total income from operations            $  1,085,000   $  1,088,000

Identifiable assets:
  Pool alarm products                        $    315,000   $    292,000
  Keyboard products                               235,000        355,000
  Security alarm and other products             4,889,000      4,229,000
  Corporate general                            21,008,000     18,783,000
                                             -------------  -------------
     Total assets                            $ 26,447,000   $ 23,659,000

Depreciation and amortization:
  Pool alarm products                        $      3,000   $      3,000
  Keyboard products                                     0              0
  Security alarm and other products                33,000         31,000
  Corporate general                                10,000         13,000
                                             -------------  -------------
     Total depreciation and amortization     $     46,000   $     47,000

Capital expenditures:
  Pool alarm products                        $          0   $          0
  Keyboard products                                     0              0
  Security alarm and other products                42,000         27,000
  Corporate general                                     0              0
                                             -------------  -------------
     Total capital expenditures              $     42,000   $     27,000

Note 5    Revenue Recognition

     Revenue is recognized when risks and benefits in ownership are trans-ferred, which normally occurs at the time of the shipment of products.


Note 6    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

				For the three months ended October 31, 2006
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  836,000
                                ===========
Basic EPS                       $  836,000        5,342,179    $     0.16
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  836,000        5,362,679    $     0.16


				 For the six months ended October 31, 2006
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,380,000
                                ===========
Basic EPS                       $1,380,000        5,342,887    $     0.26
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,317,000        5,363,387    $     0.25


				For the three months ended October 31, 2005
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  711,000
                                ===========
Basic EPS                       $  711,000        5,362,153    $     0.13
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  711,000        5,382,653    $     0.13


				 For the six months ended October 31, 2005
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,317,000
                                ===========
Basic EPS                       $1,317,000        5,367,795    $     0.25
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,317,000        5,388,295    $     0.24

Note 7    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 were paid during each quarter ending October 31, 2006 and 2005. Likewise, the Company paid matching contributions of approximately $8,000 during each six-month period ending October 31, 2006 and 2005. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2006 and 2005, respectively.

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

Net cash decreased $1,556,000 during the quarter ended October 31, 2006 as compared to a decrease of $543,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash decreased $953,000 for the six months ended October 31, 2006, while, for the same period last year, net cash decreased $84,000. Accounts receivable increased $192,000 during the current quarter as compared to a $56,000 decrease for the corresponding quarter last year. The year-to-date figures show a decrease of $88,000 for the current six months and a $94,000 increase for the same period last year. At October 31, 2006, 77.6% of the receivables were considered current (less than 45 days) and 9.6% of the total were over 90 days past due. Inventories increased $267,000 during the current quarter as compared to a $29,000 in-crease last year. The year-to-date numbers show the inventory increased $395,000 for the current year, while it increased $4,000 for the same period last year. There are a couple of reasons for the increase in cash expend-itures towards inventory. First of all, the Company's finished goods stock is finally getting to a comfortable level to be able to ship out product immediately, without having the customer wait a couple of days for the production floor to make the product. Secondly, we have received a $700,000+-keyboard order from Lockheed Martin for the keyboards that the FAA uses. The Company is only able to make approximately (25) keyboards a week, but we have purchased most of all the raw materials to fill the order. At the quarter ended October 31, 2006, there was a $1,000 increase in prepaid expenses while there was a decrease of $8,000 for the corresponding quarter the year before. Changes in prepaid expenses in regards to cash flow de-creased by $17,000 and increased by $74,000 for the six-month periods ending October 31, 2006 and 2005, respectively.

At the quarter ended October 31, 2006, accounts payable increased $34,000 as compared to a $73,000 increase for the same quarter the year before. As for year-to-date numbers, there was a $25,000 increase for the six months ended October 31, 2006, and a $39,000 decrease for the same period ended October 31, 2005. Accrued payroll and related expenses increased by $102,000 for the quarter ended October 31, 2006, and these expenses increased $143,000 for the corresponding quarter the year before. As for the six-month period ending October 31, 2006, accrued expenses increased $11,000 and also increased by $32,000 for the same period last year. Income tax payable increased $38,000 for the quarter ended October 31, 2006, as it decreased $484,000 for the quarter ended October 31, 2005. For the six months ended October 31, 2006, income tax payable increased $430,000, as it decreased $24,000 for the corresponding period a year ago.

As for the Company's investing activities, there have not been any purchases or sales out of the ordinary during the current quarter. The Company has purchased a couple of fixed assets and continues to put money into buying more marketable securities. As for the year-to-date figures, fiscal year end 2007 shows nothing out of the ordinary, but for fiscal year end 2006 it is again notable to mention the fact that the Company purchased a building for the workers at our Gering, NE facility. This building is bigger than the one we were in before and it was bought in conjunction with a loan/grant that we applied for and received from the City of Gering. This "loan" will be con-verted into grant money if the Company meets all the requirements for adding new employees to the community. Please see the Company's 10QSB for the quarter ended July 31, 2005 for more detailed information. Another large transaction that took place over the six-month period ending October 31, 2005 was that the Company bought back $128,000 worth of common stock. The Company has been actively searching for stockholders that have been "lost" over the years. Many of the original stockholders are deceased and their descendants are choosing to sell the stock in order to clear up the estates, etc. As for the corresponding numbers in this category, $1,000 and $40,000 was spent to purchase back treasury stock for the three and six months ending October 31, 2006, respectively.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                        For the quarter ended October 31,
                                             2006               2006
                                        ---------------------------------
     Working capital                     $ 24,466,000       $ 21,825,000
     Current ratio                             29.284             33.623
     Quick ratio                               35.756             30.088

Net sales were $3,631,000 for the quarter ended October 31, 2006, which is a 0.14% decrease from the corresponding quarter last year. Year-to-date net sales were $7,043,000 at October 31, 2006, which is a 0.057% decrease from the same period last year. Cost of goods sold was 47.3% of net sales for the quarter ended October 31, 2006 and 47.7% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.4% for the current six months and 48.1% for the corresponding six months last year. Having rel-atively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our goal, as always, is to have a cost of goods sold percentage somewhere between 45% and 50%. As a whole, our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 22.9% of net sales for the quarter ended October 31, 2006 as compared to 22.4% for the corresponding quarter last year. Year-to-date operating expenses were 23.4% of net sales for the six months ended October 31, 2006, while they were 23.1% for the same period last year.
Income from operations for the quarter ended October 31, 2006 was at $1,085,000, which is only a 0.28% decrease from the corresponding quarter last year, which had income from operations of $1,088,000. Income from oper-ations for the six months ended October 31, 2006 was at $1,983,000, which is a 2.1% decrease from the corresponding six months last year, which had income from operations of $2,024,000.

Other income and expenses showed gains of $297,000 and $341,000 for the quar-ter and six months ended October 31, 2006, respectively. The other income and expense numbers for last year also showed gains of $110,000 for the quar-ter and $241,000 for the six months ending October 31, 2005. Dividend and interest income is up 73.3.6% for the current quarter and is up 43.75% for the current six-month period when comparing to the same time periods last year. We have reorganized the way we are investing by using "money man-ager" accounts. These investment accounts are overseen by money managers affiliated with our brokerage firms. This has seemed to make a positive difference in not accumulating big losses like we have let happen in the past. Also, we have moved over $1,000,000 that we just had sitting in our non-interest-bearing checking account into certificates of deposits and other interest bearing investments. Net income for the quarter ended October 31, 2006 was at $836,000, a 17.6% increase from the corresponding quarter last year, which showed net income of $711,000. Net income for the six months ended October 31, 2006 was $1,380,000, a 4.8% increase from the same period last year. Net income for the six months ended October 31, 2005 was $1,317,000. Earnings per common share for the quarter ended October 31, 2006 was $0.16 per share and $0.26 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2005 was $0.13 per share and $0.25 per share, respectively.

A dividend of $0.15 per common share was declared during the current quarter ended October 31, 2006. The dividend was paid to common stockholders of record as of September 30, 2006 and the payment date was October 31, 2006. This is the third year in a row that the Company has paid a dividend to the stockholders and we hope to continue this trend in the future. The reason that there is still a dividend payable on the books as of October 31, 2006 is that we did not have all the information that was needed in order to process checks to some stockholders. Once this information is obtained, a dividend check is sent out if they were a stockholder as of the date of record.

George Risk Industries does have three distinct business segments, security alarm products (and other items), keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the segments.

Now, here is an update on the progress of some of the Company's new products. The new pool alarm board has been submitted and approved for ETL certifi-cation. The new board will use fewer parts allowing for a more dependable product and an easier piece to produce. This board should be available for delivery to our customers by the first part of 2007. Many states continue to enact legislation mandating door pool alarms for buildings with swimming pool access. This should keep pool alarm sales on a strong growth curve.

End of Line (EOL) resistors are getting much more interest in the security industry. Resistors add another line of security when put into a contact switch or as a resistor pack at the end of an alarm zone. Resistors are being mandated in Europe. GRI is one of a few companies that can put EOL resistors in magnetic contacts.

Engineering is currently working on a wireless contact switch. Interest in wireless products continues to grow as security dealers look for easier and more aesthetic ways to add security systems to existing buildings.

The Company has been adding more distributors (i.e. customers) from the electrical supply area. This will allow the Company to reach a new and much larger group of prospective buyers as compared with others in the security industry.

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

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1    Certification of the Chief Executive Officer
            31.2    Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
            32.1    Certification of the Chief Executive Officer
            32.2    Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended October 31, 2006.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 12-15-2006                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board




Date 12-15-2006                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller