Form 10QSB
period 2007-01-31
RISK GEORGE INDUSTRIES INC
filed 2007-03-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2007

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

               For the transition period from ____________ to____________


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 16, 2007 was 5,337,678.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2007, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2007

                                   ASSETS
Current Assets
     Cash and cash equivalents                              $ 4,321,000
     Marketable securities (Note 2)                          16,266,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account allowance      1,917,000
        Other                                                     1,000
     Inventories (Note 3)                                     3,037,000
     Prepaid expenses                                           145,000
     Deferred current income taxes                              195,000
                                                            ------------
Total Current Assets                                        $25,882,000

Property and Equipment, net at cost                         $   866,000

Other Assets
     Investment in Land Limited Partnership, at cost            200,000
     Projects in process                                         48,000
     Other                                                        1,000
                                                            ------------
Total Other Assets                                          $   249,000

TOTAL ASSETS                                                $26,997,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEET
                              JANUARY 31, 2007
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                                $   191,000
     Dividends payable                                          159,000
     Accrued expenses
        Payroll and related expenses                            226,000
        Property taxes                                            2,000
     Income tax payable                                         203,000
                                                            ------------
Total Current Liabilities                                   $   781,000

Long-Term Liabilities
     Notes payable                                               25,000
     Deferred income taxes                                       52,000
                                                            ------------
Total Long-Term Liabilities                                 $    77,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000 shares
        authorized, Series 1-noncumulative, $20 stated
        value, 25,000 shares authorized, 4,100 issued
        and outstanding                                          99,000
     Common stock, Class A, $.10 par value, 10,000,000
        shares authorized, 8,502,832 shares issued and
        outstanding                                             850,000
     Additional paid-in capital                               1,736,000
     Accumulated other comprehensive income                     124,000
     Retained earnings                                       25,419,000
     Treasury stock, 3,163,594 shares, at cost               (2,089,000)
                                                            ------------
Total Stockholders' Equity                                  $26,139,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY				$26,997,000
                                                            ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                             2007        2007          2006         2006
                         ----------------------------------------------------
Net Sales                $ 3,045,000  $10,087,000   $ 3,627,000  $10,675,000
Less: cost of goods sold  (1,384,000)  (4,793,000)   (1,745,000)  (5,138,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,661,000  $ 5,294,000   $ 1,882,000  $ 5,537,000

Operating Expenses:
  General and
    administrative           180,000      517,000       180,000      526,000
  Selling                    613,000    1,865,000       581,000    1,801,000
  Engineering                 19,000       53,000        22,000       59,000
  Rent paid to related
    parties                   12,000       40,000        12,000       40,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   824,000  $ 2,475,000   $   795,000  $ 2,426,000

Income From Operations       837,000    2,819,000     1,087,000    3,111,000

Other Income (Expense)
  Other                        1,000        6,000         7,000       54,000
  Dividend and interest
    income                   225,000      502,000       135,000      326,000
  Gain (loss) on
    investments                7,000       67,000      (158,000)    (155,000)
                         ------------ ------------  ------------ ------------
                         $   233,000  $   575,000   $   (16,000) $   225,000

Income Before Provisions
  for Income Tax           1,070,000    3,394,000     1,071,000    3,336,000

Provisions for Income Tax
  Current Expense            448,000    1,418,000       448,000    1,410,000
  Deferred tax expense
    (benefit)                 32,000        6,000       (74,000)     (88,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense     480,000    1,424,000       374,000    1,322,000

Net Income               $   590,000  $ 1,970,000   $   697,000  $ 2,014,000

Retained Earnings,
  beginning of period    $24,829,000  $24,250,000   $22,835,000  $22,054,000
Less:  Cash Dividends
  Common Stock
    ($0.15 per share)              0     (801,000)            0            0
  Common Stock
    ($0.10 per share)              0            0             0     (536,000)

Retained Earnings,
  end of period          $25,419,000  $25,419,000   $23,532,000  $23,532,000


Income Per Share of Common
  Stock: (Note 6)
    Basic                   $0.11        $0.37         $0.13        $0.38
    Assuming Dilution       $0.11        $0.37         $0.13        $0.37
Weighted Average Number
  of Common Shares
  Outstanding              5,340,091    5,341,955     5,359,627    5,365,072
Weighted Average Number of
  Shares Outstanding
  (assuming dilution)      5,360,591    5,362,455     5,380,127    5,385,572



                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2007         2007          2006         2006
                         ----------------------------------------------------
Net Income               $   590,000  $ 1,970,000   $   697,000  $ 2,014,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          121,000      253,000       413,000      604,000
    Reclassification adjustment
      for (gains) losses included
      in net income           (7,000)     (67,000)      158,000      155,000
    Income tax expense related
      to other comprehensive
      income                 (48,000)     (78,000)     (239,000)    (317,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $    66,000  $   108,000   $   332,000  $   442,000

Comprehensive Income     $   656,000  $ 2,078,000   $ 1,029,000  $ 2,456,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2007         2007          2006         2006
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   590,000  $ 1,970,000   $   697,000  $ 2,014,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               46,000      135,000        54,000      147,000
   (Gain) 1oss on sale of
    investments               (7,000)     (67,000)      158,000      155,000
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Accounts receivable      134,000      221,000      (218,000)    (124,000)
    Inventories             (372,000)    (767,000)      (99,000)    (103,000)
    Prepaid expenses         (50,000)     (33,000)       24,000      (50,000)
    Income tax overpayment         0            0      (187,000)    (210,000)
    Deferred tax asset        84,000       96,000       (74,000)     (88,000)
  Increase (decrease) in:
    Accounts payable          25,000       50,000        37,000       (2,000)
    Accrued expenses        (145,000)    (134,000)      (87,000)     (55,000)
    Income tax payable        43,000      473,000             0            0
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   348,000  $ 1,944,000   $   305,000  $ 1,684,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Other assets
    manufactured             (22,000)     (18,000)       40,000       37,000
  (Purchase) of property
    and equipment            (23,000)     (75,000)     (108,000)    (335,000)
  Proceeds from sale of
    marketable securities  1,557,000    4,618,000       773,000    2,074,000
  (Purchase) of marketable
    securities            (2,060,000)  (6,844,000)   (1,138,000)  (3,111,000)
  (Purchase) of treasury
    stock                    (19,000)     (58,000)      (33,000)    (161,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $  (567,000) $(2,377,000)  $  (466,000) $(1,496,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Increase in long-term
    debt                           0            0             0      100,000
  Principal payments on
    long-term debt                 0       (8,000)      (25,000)     (67,000)
  Dividends paid              (2,000)    (733,000)       (3,000)    (495,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $    (2,000) $  (741,000)  $   (28,000) $  (462,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $  (221,000) $(1,174,000)  $  (189,000) $  (274,000)
Cash and cash equivalents,
  beginning of period    $ 4,542,000  $ 5,495,000   $ 5,366,000  $ 5,451,000
                         ------------ ------------  ------------ ------------
Cash and cash equivalents,
  end of period          $ 4,321,000  $ 4,321,000   $ 5,177,000  $ 5,177,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2007

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

     Marketable equity securities and unrealized gains and losses consist of the following as of January 31, 2007 and January 31, 2006:

          Cost Basis                         $ 16,052,000   $ 13,513,000
          Market Value                         16,266,000     13,236,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $    214,000   $   (277,000)
                                             =============  =============
          Gross Unrealized Gain              $    693,000   $    577,000
                                             =============  =============
          Gross Unrealized Loss              $   (479,000)  $   (854,000)
                                             =============  =============

     In accordance with SFAS 115, if the Company determines that a marketable security has an other-than temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately one year, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this stand-ard, management did not have to record any impairment losses for the quarter ended January 31, 2007.

Note 3    Inventories

     At January 31, 2007 and January 31, 2006, respectively, inventories con-sisted of the following:

          Raw Materials                      $  1,830,000   $  1,419,000
          Work in Process                         783,000        531,000
          Finished Goods                          427,000        231,000
          Warehouse in England                     67,000         47,000
                                             -------------  -------------
                                             $  3,107,000   $  2,228,000
          Less: allowance for obsolete
                inventory                         (70,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  3,037,000   $  2,158,000
                                             =============  =============

Note 4    Business Segments

     The following is financial information relating to industry segments:

                                                For the quarter ended
                                                     January 31,
                                                 2007           2006
                                             ----------------------------
Net revenue:
  Pool alarm products                        $    156,000   $    254,000
  Keyboard products                               344,000        151,000
  Security alarm and other products             2,545,000      3,222,000
                                             -------------  -------------
     Total net revenue                       $  3,045,000   $  3,627,000

Income from operations:
  Pool alarm products                        $     43,000   $     76,000
  Keyboard products                                94,000         45,000
  Security alarm and other products               700,000        966,000
                                             -------------  -------------
     Total income from operations            $    837,000   $  1,087,000

Identifiable assets:
  Pool alarm products                        $    238,000   $    218,000
  Keyboard products                               446,000        179,000
  Security alarm and other products             4,980,000      4,826,000
  Corporate general                            21,333,000     19,347,000
                                             -------------  -------------
     Total assets                            $ 26,997,000   $ 24,570,000

Depreciation and amortization:
  Pool alarm products                        $      3,000   $      3,000
  Keyboard products                                     0              0
  Security alarm and other products                33,000         34,000
  Corporate general                                10,000         17,000
                                             -------------  -------------
     Total depreciation and amortization     $     46,000   $     54,000

Capital expenditures:
  Pool alarm products                        $          0   $          0
  Keyboard products                                     0              0
  Security alarm and other products                23,000         46,000
  Corporate general                                     0         62,000
                                             -------------  -------------
     Total capital expenditures              $     23,000   $    108,000

Note 5    Revenue Recognition

     Revenue is recognized when risks and benefits in ownership are trans-ferred, which normally occurs at the time of the shipment of products.

Note 6    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

						  For the three months ended January 31, 2007
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  590,000
                                ===========
Basic EPS                       $  590,000        5,340,091       $ 0.11
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  590,000        5,360,591       $ 0.11

                                For the nine months ended January 31, 2007
                                ------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,970,000
                                ===========
Basic EPS                       $1,970,000        5,341,955       $ 0.37
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,970,000        5,362,455       $ 0.37

						  For the three months ended January 31, 2006
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  697,000
                                ===========
Basic EPS                       $  697,000        5,359,627       $ 0.13
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  697,000        5,380,127       $ 0.13

                                For the nine months ended January 31, 2006
                                ------------------------------------------
                                  Income          Shares         Per-share
                                (Numerator)    (Denominator)       Amount
                                -----------    -------------    ----------
Net Income                      $2,014,000
                                ===========
Basic EPS                       $2,014,000        5,365,072       $ 0.38
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------    ----------
Diluted EPS                     $2,014,000        5,385,572       $ 0.37

Note 7    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 were paid during each quarter ending January 31, 2007 and 2006. Likewise, the Company paid matching contributions of $12,000 during each nine-month period ending January 31, 2007 and 2006. There were no discretionary contributions paid during either the quarters or nine-month periods ending January 31, 2007 and 2006, respectively.

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

Net cash decreased $221,000 during the quarter ended January 31, 2007 as it also decreased $189,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash decreased $741,000 for the nine months ended January 31, 2007, while, for the same period last year, net cash de-creased $462,000. Accounts receivable decreased $134,000 during the current quarter as compared to a $281,00 increase for the corresponding quarter last year. The year-to-date figures show a decrease of $221,000 for the current nine months and a $124,000 increase for the same period last year. The de-creases in cash flow for accounts receivable is a reflection of the decreases in sales. At January 31, 2007, 75.2% of the receivables were considered current (less than 45 days) and 13.1% of the total were over 90 days past due. Inventories increased $372,000 for the current quarter as compared to a $99,000 increase for the same quarter last year. The year-to-date numbers show a $767,000 increase in inventory for the current year, as there was a $103,000 increase for the same period last year. There are a couple of rea-sons for the increase in cash expenditures toward inventory. First of all, the Company's finished goods stock is back up to the level it should be a-round. This allows for immediate shipment of most stocked items, instead of having the customer wait a couple of days to get their order filled. Secondly, we are continuing to produce the $700,000+-keyboard order that was received a few months ago. Since the Company has the cash to purchase all the raw materials up front, it allows for better price negotiations on the inventory. For the quarter ended January 31, 2007, prepaid expenses in-creased $50,000, while there was decrease of $24,000 for the corresponding quarter last year. Changes in prepaid expenses in regards to cash flow in-creased by $33,000 and increased by $50,000 for the nine-month periods ending January 31, 2007 and 2006, respectively.

For the quarter ended January 31, 2007, accounts payable increased $25,000 as compared to a $37,000 increase for the same quarter the year before. As for the year-to-date numbers, there was a $50,000 increase for the nine months ended January 31, 2007, and a $2,000 decrease for the same period ended January 31, 2006. Accrued expenses decreased by $145,000 for the quarter ended January 31, 2007, and these expenses decreased $87,000 for the cor-responding quarter the year before. As for the nine-month period ended January 31, 2007, accrued expenses decreased $134,000 and also decreased by $55,000 for the same period last year. Income tax payable decreased $43,000 for the quarter ended January 31, 2007, as it increased $187,000 for the quarter ended January 31, 2006. For the nine months ended January 31, 2007, income tax payable decreased $473,000, as it increased $210,000 for the cor-responding period a year ago. The decreases for the current term in income tax payable coincide with the decrease in sales and income.

As for the Company's investing activities, there have not been any purchases or sales out of the ordinary during the current quarter. The Company has purchased a couple of fixed assets and continues to put money into buying more marketable securities. As for the year-to-date figures, fiscal year end 2007 shows nothing out of the ordinary, but for fiscal year end 2006 it is again notable to mention the fact that the Company purchased a building for the workers at our Gering, NE facility. This building, which is 7,500 square feet, is bigger than the one the satellite branch was in before and it was bought in conjunction with a loan/grant that we applied for and received from the City of Gering. This "loan" will be converted into grant money if the Company meets all the requirements for adding new employees to the community. Please see the Company's 10QSB for the quarter ended July 31, 2005 for more detailed information. Another large transaction that took place over the nine-month period ending January 31, 2006 was that the Company bought back $128,000 worth of common stock. The Company has been actively searching for stockholders that have been "lost" over the years. Many of the original stockholders are deceased and their descendants are choosing to sell the stock in order to clear up the estates, etc. As for the corresponding num-bers in this category, $19,000 and $58,000 were spent to buyback company stock for the three and nine months ending January 31, 2007, respectively.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                        For the quarter ended January 31,

                                             2007               2006
                                        ----------------------------------
          Working capital                $ 25,101,000       $ 22,883,000
          Current ratio                        33.140             46.045
          Quick ratio                          28.814             40.902


Net sales were $3,045,000 for the quarter ended January 31, 2007, which is a 16.05% decrease over the corresponding quarter last year. Year-to-date net sales at January 31, 2007 were $10,087,000, which is a 5.5% decrease over the same period last year. Cost of goods sold was 45.45% of net sales for the quarter ended January 31, 2007 and 48.11% for the same quarter last year. Year-to-date cost of goods sold percentages were 47.52% for the current nine months and 48.13% for the corresponding nine months last year. Having rel-atively the same percentage of cost of goods sold from period to period shows that we keep our costs in line.

Operating expenses were 27.1% of net sales for the quarter ended January 31, 2007 as compared to 21.9% for the corresponding quarter last year. Year-to-date operating expenses were 24.5% of net sales for the nine months ended January 31, 2007, while they were 22.7% for the same period last year.
Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2007 was at $837,000, which is a 23.0% decrease from the corresponding quarter last year, which had income from operations of $1,087,000. Income from operations for the nine months ended January 31, 2007 was at $2,819,000, which is a 9.4% decrease from the corresponding nine months last year, which had income from operations of $3,111,000.

Other income and expenses showed a gain of $233,000 for the quarter and a $575,000 gain for the nine months that ended January 31, 2007. The numbers for the corresponding periods last year were a loss of $16,000 and a gain of $225,000. The main reason for the loss in the prior quarter is that some impaired investments had to be written down and the Company has to recognize a realized loss. Management has taken more of an active roll in hiring money managers to be able to watch the Company's investments better. Also, we are making a conscious effort to take gains on investments to counter the capital loss carryovers that expire at the end of this fiscal year. Net income for the quarter ended January 31, 2007 was at $590,000, a 15.35% decrease from the corresponding quarter last year, which showed net income of $697,000.
Net income for the nine months ended January 31, 2007 was $1,970,000, a 2.18% decrease from the same period last year. Net income for the nine months ended January 31, 2006 was $2,014,000. Earnings per common share for the quarter ended January 31, 2007 was $0.11 per share and $0.37 per share for the year-to-date numbers. EPS for the quarter and nine months ended Jan-uary 31, 2006 was $0.13 per share and $0.38 per share, respectively.

A dividend of $0.15 per common share was declared and stockholders of record as of September 30, 2006 received the dividend. The payment date was Oct-ober 31, 2006. This is the third consecutive year that the Company has de-clared a dividend and will hopefully continue this trend in the future. The reason that there is still a dividend payable on the books as of January 31, 2007 is that we did not have all the information that was needed in order to process checks to some stockholders. A dividend check is sent out once the Company receives all the correct information. Also, we have many "lost" stockholders on record, but with the continued declaration of dividends, we are finding it is easier to find the lost stockholders.

George Risk Industries does have three distinct business segments, security alarm products (and other items), keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine these segments.

The following is a product update. The new Pool Alarm is complete and it will start to be produced in April 2007. The new board design used will be more reliable. Also, the new design takes fewer parts so making them will be faster and easier. Pool Alarms continue to see growth as more states enact safety legislation aimed at preventing swimming pool accidents. The United Stated Senate and House have both issued bills that would make it a Federal Law for pools and spas to have some kind of alarm or other safety device in place. If this law is passed, management expects sales of the pool alarm to increase significantly. Furthermore, the Company is finishing work on a wireless pool alarm that will be shown at the ISC West Trade Show at the end of March 2007. The wireless design should open up a whole new market for the pool alarm.

Engineering is currently working on a wireless contact switch. Wireless de-vices are showing large growth in the industry and management anticipates that adding a wireless contact to the product line will keep us as a leader in the magnetic contact field.

The DPS-70R Door Hinge Positioning Switch is now available. This switch and housing are inserted into the hinge of a door and are made to look like a screw. This allows them to blend in with the hinge so they are practically invisible. The Company showed samples of this product at the ISC East show last fall and management anticipates strong sales.

The Company is now offering a mini raceway to complement our existing raceway line. The size of this raceway is 3/8" x 3/8" and will have all connectors available this spring. The use of this raceway is excellent to cover speaker wire or phone wire.

Much growth continues to be seen in the sale of special order products. A prime example is a water sensor that was custom-built with a connector on the wires. The Company recently completed a large special order of this nature for a company from Iceland.

The Company is seeing increased sales to electrical contractors who are in-stalling the CC-01 Current Controller. This device can turn on lights in various areas when the door is opened. Another offering is a new Extreme Duty armored cable with a pull-apart switch for applications such as securing tractors, golf carts, or any other wheeled item that needs securing.

Management is always open to the possibility to acquire a business that would complement our existing operations. This would probably not require any out-side financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of our products, since we sell to distributors and OEM manufacturers. The products are tied to the housing in-dustry and will fluctuate with building trends.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1 Certification of the Chief Executive Officer
            31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
            32.1 Certification of the Chief Executive Officer
            32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended January 31, 2007.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date	03-16-2007			By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date	03-16-2007			By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller