Form 10KSB
period 2007-04-30
RISK GEORGE INDUSTRIES INC
filed 2007-08-10
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended April 30, 2007
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

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

 State issuer's revenues for the most recent fiscal year.  $ 13,419,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 10, 2007 was approximately $17,270,000 based upon the last reported sale, which occurred on July 30, 2007. For purposes of this disclosure, Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of August 10, 2007 was 5,335,228.

DOCUMENTS INCORPORATED BY REFERENCE
   None.
Transitional Small Business Disclosure Format (check one):
   Yes   X   ; No____

Part I

Preliminary Note Regarding Forward-Looking Statements and Currency Disclosure

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars, rounded to the nearest thousand, and are prepared in accordance with United States Generally Accepted Accounting Principles.



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

Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. The security burglar alarm products comprise approximately 84 percent and pool alarms comprise 8 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 4,000 customers. One of the distributors accounts for approximately 39 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

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

Employees

GRI has approximately 225 employees.


Item 2  Properties
The company owns the manufacturing and office facilities. The manufacturing facilities were expanded by 7,200 square feet eight years ago. Total square footage of the plant in Kimball, Nebraska is approximately 42,500 sq. ft. Additionally, the company leases 15,000 square feet for $1,535 per month with Eileen Risk, mother of Ken R. Risk and a former officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leased manufacturing facilities until July 2005. During the first quarter of fiscal year end 2006, the company purchased a building that is 7,200-sq. ft. in size. Currently, there are 48 employees at the Gering site.


Item 3  Legal Proceedings
None.


Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.

Part II


Item 5	Market for the Registrant's Common Equity and Related
 Stockholders' Matter

Principal Market

The company's Class A Common Stock is currently quoted on the OTC
Bulletin Board by fifteen market makers.

Stock Prices and Dividends Information



2007 Fiscal Year
                           High                  Low

May 1-July 31              8.05                  7.00
August 1-October 31        7.50                  6.50
November 1-January 31      9.00                  7.20
February 1-April 30        8.75                  6.85






2006 Fiscal Year
                           High                  Low

May 1-July 31              5.60                  5.00
August 1-October 31        7.00                  5.35
November 1-January 31      7.74                  7.00
February 1-April 30        8.50                  7.40




A dividend of $0.15 per common share was declared on September 30, 2006. This was the only dividend declared and paid during the 2007 fiscal year. As for fiscal year 2006, a dividend of $0.10 per common share was declared on September 30, 2005.

The number of holders of record of the company's Class A Common Stock as of April 30, 2007, was approximately 1,356.


Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

GRI completed the fiscal year ending April 30, 2007, with a net profit of 22.2% net of sales. Net sales were at $13,419,000, down 5.86% over the previous year. Additionally, net income for the year ended April 30, 2007 was $2,981,000, up 9.1% from the prior year.

Although sales were down for the fiscal year ending April 30, 2007, we expect sales to stay steady and hopefully increase for the fiscal year ending April 30, 2008. We are always researching and developing new products that will help our sales increase. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers. We have an excellent marketing department that is always on the lookout for new clients.
We have had some problems with the ability to get product out our doors on a timely basis, but we have taken steps to remedy this problem.
One example of how this problem is being addressed is that we have recently purchased a new pick and place machine so we are able to produce our new and improved pool alarms. The new design is less labor intense. Almost all of the assembly is done via the pick and place machine. This speeds up the manufacturing time and decreases the cost of the product.

The material and labor costs stayed very consistent between this year and last year. At the fiscal years ended 2007 and 2006 the material and labor percentage was at 36.6% of gross sales. We continue to buy smart and we are always looking for quality material at the best possible price. As far as labor goes, we only hire the number of production workers that is needed to finish products in a timely manner and we work very hard at keeping overtime expense down. We did notice that there was a slow down in sales during the 4th quarter and management was forced to implement a temporary period of voluntary days off and a very brief period of mandatory days off. With these good practices embedded throughout, we expect to continue to achieve a gross profit margin of about 50 percent for the coming year.

At April 30, 2007, working capital increased by 9.5% in comparison to the previous fiscal year. The company's liquidity has also increased this year as the ratio of cash, securities and accounts receivables to current obligations was 37.238 and 36.594 for the fiscal years ending April 30, 2007 and April 30, 2006, respectively. Current assets have increased as current liabilities have also increased, but the assets have grown at a faster pace than the liabilities have. At April 30, 2007, there are a couple of long-term liabilities on the books. One is deferred income tax of $74,000 and the other is a note payable for the economic development agreement that was made with the City of Gering, NE when we purchased our production building in 2005.

The ETL listed pool alarm is now in production with stock available to ship right away. We are currently working with UL to make more options available to the end user with our DPA pool alarms. This line will soon be able to meet customer demand on many of our specialty items.

The wireless pool alarm and wireless contact switch have a target date of August 2007 to be finished by our engineering department. This will enable us to move into a whole new market, which is the wireless market. This is especially timely since the price of wire has skyrocketed. Also, a 12-key keypad is also being developed for commercial access control.

A new version of our Glass Guard window sensor is in its final stages of development. We are creating this sensor in direct response to customer feedback about how our offshore competitors have had long delays in delivering this type of product.

Research and development continues on the Pump Guard, water value controller and other water sensors. We are also upgrading our CC-01 current controller. The CC-01 is used to automatically turn on closet and/or cabinet lights when the switch is activated. This is usually done by simply opening the door to the closet or cabinet. This new version will be able to handle more current and inductive load and is currently at UL for quotes.

We are continuing to use more and more RoHS standard materials in our products. RoHS, the Restriction of Hazardous Substances directive, was adopted in February 2003 by the European Union. It took effect on July 1, 2006. The directive restricts the use of six hazardous materials in the manufacture of various types of electronic and electrical equipment. The six restricted materials include: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyl, and polybrominated Biphenyl ether. Even though we are required to meet the RoHS standards to sell in the over-seas market, we foresee the possibility of manufacturing all our products to meet the above referenced standards.

Furthermore, we have begun working directly with some of our larger overseas customers. Ordering, invoicing, and shipping is all done through the facility here in the U.S. Our vision of the overseas warehouse is not meeting our expectations and therefore, we are in the process of closing it down. We will still have a representative out of England that will be working to promote our products in Europe and beyond, but all stock will now be shipped directly from here.


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


Item 7  Financial Statements


Index to Financial Statements
George Risk Industries, Inc.



Page

Independent Auditor's Report                       8

Balance Sheets April 30, 2007 and 2006             9

Statements of Income
   For the Years Ended April 30, 2007 and 2006    10

Statements of Comprehensive Income
  For the Years Ended April 30, 2007 and 2006     11

Statement of Changes in Stockholders' Equity
   For the Years Ended April 30, 2007 and 2006    12

Statements of Cash Flows
   For the Years Ended April 30, 2007 and 2006    13

Notes to Financial Statements                     14





Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheet of George Risk Industries, Inc. as of April 30, 2007 and 2006, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2007 and 2006, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Mason Russell West, LLC


Littleton, Colorado
July 21, 2007
















                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2007 and 2006


ASSETS
Current Assets:
Cash and cash equivalents                       $  4,611,000    $   5,495,000
Investments and securities                        16,738,000       13,811,000
Accounts receivable:
Trade, net of $50,000 doubtful
                account allowance                  1,925,000        2,138,000
Other                                                  3,000                0
Income tax overpayment                               137,000          270,000
Inventories                                        3,060,000        2,270,000
Prepaid expenses                                     125,000          117,000
Deferred current income taxes                        115,000          312,000
                                                ____________      ___________
Total Current Assets                            $ 26,714,000    $  24,413,000

Property and Equipment, net, at cost                 828,000          926,000

Other Assets
 Investment in Limited Land
   Partnership, at cost                              200,000          200,000
 Projects in process                                  75,000           30,000
 Long-term receivable                                 60,000                0
 Other                                                18,000            1,000
                                                  ___________     ___________

Total Other Assets                              $     353,000    $    231,000
TOTAL ASSETS                                    $  27,895,000    $ 25,570,000
                                                _____________     ___________
                                                _____________     ___________


See accompanying notes to financial statements.




                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2007 and 2006



             Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable, trade                              $  127,000    $   141,000
 Dividends payable                                       161,000         46,000
 Accrued expenses:
  Payroll and related expenses                           337,000        366,000
 Notes payable, current                                        _         33,000
                                                      __________    ___________
   Total Current Liabilities                             625,000        586,000

Long-Term Liabilities:
Notes payable                                             25,000         45,000
Deferred income taxes                                     74,000         73,000
                                                      ___________   ___________
   Total Long-Term Liabilities                        $   99,000    $   118,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000        99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued              850,000       850,000
 Additional paid-in capital                             1,736,000     1,736,000
 Accumulated other comprehensive income                   165,000       (39,000)
 Retained earnings                                     26,430,000    24,250,000
 Less: cost of treasury stock,
    3,166,104 shares, at cost                          (2,109,000)   (2,030,000)
                                                      ___________   ___________
   Total Stockholders' Equity                         $27,171,000   $24,866,000
                                                      ___________   ___________

Total Liabilities and Stockholders' Equity            $27,895,000   $25,570,000
                                                      ___________   ___________
                                                      ___________   ___________




                 George Risk Industries, Inc.
                    Statements of Income

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2007    Apr 30, 2006
                                       ___________    ____________

Net Sales                              $13,419,000     $14,254,000
 Less: Cost of Goods Sold               (6,506,000)     (6,788,000)
                                       ___________     ___________
Gross Profit                           $ 6,913,000     $ 7,466,000

Operating Expenses:
General and Administrative                 689,000         724,000
Sales                                    2,443,000       2,512,000
Engineering                                 69,000          79,000
Rent Paid to Related Parties                53,000          52,000
                                       ___________     ___________
       Total Operating Expenses        $ 3,254,000     $ 3,367,000
                                       ___________     ___________
Income From Operations                   3,659,000       4,099,000

Other Income (Expense)
 Other                                       7,000          30,000
 Dividend and Interest Income              689,000         440,000
 Gain (Loss) on Investments                188,000        (353,000)
                                       ___________     ___________
                                       $   884,000     $   117,000

Income  Before  Provision  for
 Income Taxes                            4,543,000       4,216,000

Provision for Income Taxes
 Current Expense                         1,483,000       1,620,000
 Deferred tax (benefit) expense             79,000        (136,000)
                                       ___________     ___________
 Total Income Tax Expense                1,562,000       1,484,000

Net Income                             $ 2,981,000     $ 2,732,000


Income Per Share of Common Stock
 Basic                                 $      0.56     $      0.51
 Diluted                               $      0.56     $      0.51
Weighted Average Number of
 Common Shares Outstanding               5,340,769       5,360,740



See accompanying notes to financial statements




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2007    Apr 30, 2006
                                       ___________    ____________

Net Income                               $2,981,000     $ 2,732,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                    204,000         842,000
 Less: reclassification adjustment for
   (gains) losses included in net income   (188,000)        353,000
   Income tax expense related to other
    comprehensive income                     (7,000)       (500,000)
                                         __________      __________

Other Comprehensive Income                    9,000         695,000

Comprehensive Income                     $2,990,000      $3,427,000
                                         __________      __________
                                         __________      __________


See accompanying notes to financial statements



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2007 and 2006


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount



Balances, April 30,
 2005                     4,100     $ 99,000    8,502,832   $ 850,000

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.10 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2006                     4,100       99,000    8,502,832     850,000



Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.15 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2007                     4,100     $ 99,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________





See accompanying notes to financial statements



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2007 and 2006

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
          ______________
Capital     Shares      Amount      Income       Earnings      Total




$1,736,000  3,109,379  $(1,804,000)   $(881,000)  $22,054,000  $22,054,000


         -     46,440     (226,000)           -             -     (226,000)



         -          -            -            -      (536,000)    (536,000)

         -          -            -      842,000             -      842,000

         -          -            -            -     2,732,000    2,732,000
__________  _________  ___________  ___________   ___________  ___________

 1,736,000  3,155,819   (2,030,000)     (39,000)   24,250,000   24,866,000
__________  _________  ___________  ___________   ___________  ___________

         -     10,285      (79,000)           -             -      (79,000)



         -          -            -            -      (801,000)    (801,000)

         -          -            -      204,000             -      204,000

         -          -            -            -     2,981,000    2,980,000
__________  _________  ___________  ___________   ___________  ___________

$1,736,000  3,166,104  $(2,109,000) $   165,000   $24,430,000  $27,171,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________




See accompanying notes to financial statements.


                   George Risk Industries, Inc.
                     Statements of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2007    Apr 30, 2006
                                       ___________    ____________
Cash Flows from Operating Activities:
Net income                              $2,981,000    $2,732,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            180,000       184,000
   (Gain) loss on sale of investments     (188,000)      253,000
   (Gain) loss on sale of property and
     equipment                                   0             0
   Reserve for obsolete inventory           35,000             0
   Deferred income taxes                   198,000      (136,000)
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                   213,000       102,000
     Inventories                          (825,000)     (215,000)
     Prepaid expenses                       (8,000)      (52,000)
     Other receivables                      (3,000)        9,000
     Income tax overpayment                133,000      (371,000)
     Long-term receivable                  (60,000)            0
    Increase (decrease) in:
     Accounts payable                      (13,000)        2,000
     Accrued expenses                      (29,000)       15,000
                                        __________    __________
    Net cash provided by (used in)
     operating activities               $2,614,000   $ 2,623,000
                                        __________    __________

Cash Flows From Investing Activities:
 Other assets manufactured and purchased   (62,000)        4,000
 Proceeds from sale of assets                    0        12,000
 (Purchase) of property and equipment      (82,000)     (335,000)
 Proceeds from sale of marketable
  securities                             8,387,000     2,751,000
 (Purchase) of marketable securities   (10,922,000)   (4,323,000)
 (Purchase) of preferred stock                   0             0
 (Purchase) of treasury stock              (79,000)     (226,000)
                                        __________    __________
    Net cash provided by (used in)
     investing activities              ($2,758,000)  ($2,117,000)

Cash Flows From Financing Activities:
 Increase in long-term debt                      0       125,000
 Principal payments on long-term debt       (8,000)      (92,000)
 Dividends paid                           (732,000)     (495,000)
                                        __________    __________
   Net cash provided by (used in)
    financing activities                 ($740,000)    ($462,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                     ($  884,000)   $   44,000
                                        __________    __________
                                        __________    __________
Cash and Cash Equivalents, beginning
 of period                             $ 5,495,000    $5,451,000

Cash and Cash Equivalents,
 end of period                         $ 4,611,000    $5,495,000
                                        __________    __________
                                        __________    __________
Supplemental Disclosure for Cash
 Flow Information:
  Cash Payments for:
   Income taxes                        $ 1,350,000    $1,991,000
                                        __________    __________
                                        __________    __________
Page 13


See accompanying notes to financial statements

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2007

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

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. As of April 30, 2007, the company has recorded an allowance for doubtful accounts of $50,000 for the years ended 2007 and 2006, respectively. Bad debt expense was $2,000 and $7,000 for April 30, 2007 and 2006, respectively.

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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $  921,000
        Machinery and equipment        5-10        1,059,000
        Furniture and fixtures         5-10          130,000
        Leasehold improvements         5-32          174,000
        Buildings                       20           644,000
        Automotive and aircraft        3-5           380,000
        Software                       2-5           129,000
        Land                           N/A            13,000
                                                  __________
        Total                                      3,450,000
        Accumulated depreciation                  (2,622,000)
                                                  __________
        Net                                       $  828,000
                                                  __________
                                                  __________


Depreciation expense of $180,000 and $184,000 were charged to operations for the years ended April 30 2007 and 2006, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $339,000 and $284,000 for the years ended April 30 2007 and 2006, respectively.

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

Financial Instruments-Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying values of these financial instruments approximate fair value due to their short-term nature.

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

Segment Reporting and Related Information-The Company discloses the results of its segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). The Company designated the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic area and major customers. At April 30, 2007, the Company operated in three segments organized by service line: pool alarm products, keyboard products, and security alarm and other products. See Note 9 for further segment information disclosures in accordance with SFAS No. 131.

Recently Issued Accounting Pronouncements-In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". This Statement amends SFAS No. 140 with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement, among other provisions, requires that servicing assets and liabilities be initially measured at fair value, permits alternate measurement methods for servicing assets and liabilities subsequent to initial measurement, and contains additional disclosure requirements. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not have servicing assets and servicing liabilities, so the adoption of this Statement will not have a material effect on the financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, unrecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, that SFAS No. 157 will have on the Company's financial position and results of operations.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension, and other Postretirement Plans", which requires employers to recognize the under-funded or over-funded status of a defined benefit plan as an asset or liability in its statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for the years ending after December 15, 2006, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 did not change the amount of net periodic benefit expense recognized in an entity's results of operations. As such, the adoption did not have an impact to the Company's results of operations in fiscal 2007. Adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.
SFAS 159 is effective for fiscal years beginning after November 15, 2007 and the Company will be required to adopt this statement in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and connot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.



2.    INVENTORIES
Inventories at April 30, 2007 consisted of the following:




    Raw materials                               $1,903,000
    Work in process                                850,000
    Finished goods                                 412,000
                                                __________
                                                 3,165,000
                                                __________

    Less allowance for obsolete inventory         (105,000)
                                                __________
    Totals                                      $3,060,000
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

Marketable equity securities and related unrealized gains and losses consist of the following as of April 30, 2007:


    Cost basis                                  $16,454,000
    Market value                                 16,738,000
                                                ___________
    Net unrealized gains (losses)               $   284,000
                                                ___________
                                                ___________

    Gross unrealized gain                       $   741,000
                                                ___________
                                                ___________

    Gross unrealized loss                       $  (457,000)
                                                ___________
                                                ___________

In accordance with SFAS 115, if the Company determines that a marketable security has an other-than temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately one year. When this happens the Company will decrease the cost of the marketable security to the new fair value and recognize a realized loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $57,000 for the fiscal year ended April 30, 2007 and the impairment loss recorded for the fiscal year 2006 was $443,000.


4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Eligible employees cannot participate in the Plan until they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $16,000 were paid during the fiscal year ending April 30, 2007 and approximately $17,000 of matching contributions we paid during the fiscal year April 30, 2006. Discretionary contributions of approximately $4,600 and $3,400 were paid during 2007 and 2006, respectively.

5.    STOCKHOLDERS' EQUITY

Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2007.

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

6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:




                                      April 30, 2007
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,981,000
                           __________
                           __________

   Basic EPS               $2,981,000    5,340,769     $.558
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.002)
                           __________    _________     _____
     Diluted EPS           $2,981,000    5,361,269     $.556
                           __________    _________     _____
                           __________    _________     _____






                                      April 30, 2006
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,732,000
                           __________
                           __________

   Basic EPS               $2,732,000    5,360,740     $.510
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.002)
                           __________    _________     _____
     Diluted EPS           $2,732,000    5,381,240     $.508
                           __________    _________     _____
                           __________    _________     _____




7.      COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
Leases-The Company leases a duplex from Eileen Risk, mother of the President/CEO of the company. One half of the duplex is used for storage of materials and accounting records. This lease requires an annual payment of $3,400 due each July 1 and payments of $300 on a month-to-month basis to the related party.

The Company also leases another building from Eileen Risk. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis.

Total lease expense under the above two arrangements was $25,000 for the fiscal years ended April 30, 2007 and 2006, respectively.

The company leases an airplane from the President/CEO, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2007 and 2006, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.


8.      INCOME TAXES

Reconciliation of income taxes with Federal and State taxable income:

                                     2007              2006
                                 ____________      ____________

 Income before taxes               $4,544,000        $4,216,000
 State income tax deduction          (282,000)         (309,000)
 Capital loss carryforwards
  (utilized) accumulated             (188,000)          353,000
 Nontaxable interest and
  dividend  income                   (432,000)         (206,000)
 Domestic production activities
  deduction                          (109,000)         (119,000)
Nondeductible expenses
  and timing differences               (1,000)          (81,000)
                                   __________        __________

    Taxable income                 $3,532,000        $3,854,000
                                   __________        __________
                                   __________        __________


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income tax expense at statutory
 rate                               $1,899,000        $1,762,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                  (118,000)         (129,000)
  Other temporary and
   permanent differences              (219,000)         (149,000)
                                    __________        __________

  Income tax expense                $1,562,000        $1,484,000
                                    __________        __________
                                    __________        __________


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          ____            ____

  Blended statutory rate                  41.8%           41.8%
                                          ____            ____
                                          ____            ____



Deferred tax asset (liability) consist of the following components at April 30, 2007 and 2006:

  Deferred tax current assets:
   Capital loss carry forward         $202,000         $280,000
   Accrued vacation                     32,000           32,000
   Unrealized portion                 (119,000)               0
                                      ________         ________

  Net deferred tax assets             $115,000         $312,000
                                      ________         ________
                                      ________         ________
  Deferred tax liabilities:
   Depreciation                        (74,000)         (73,000)
                                      ________         ________

   Net deferred tax liability         $(74,000)        $(73,000)
                                      ________         ________
                                      ________         ________



9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2007            2006

    Net revenue:
     Pool alarm products                 $1,068,000      $ 1,158,000
     Keyboard products                    1,210,000          803,000
     Security alarm and other products   11,141,000       12,293,000
                                        ___________      ___________

    Total net revenue                   $13,419,000      $14,254,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Pool alarm products                $   291,000      $   344,000
     Keyboard products                      330,000          215,000
     Security alarm and other products    3,038,000        3,540,000
                                        ___________       __________
    Total income from operations        $ 3,659,000      $ 4,099,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Pool alarm products                $   259,000      $   257,000
     Keyboard products                      555,000          234,000
     Security alarm and other products    4,773,000        4,582,000
     Corporate general                   22,308,000       20,497,000
                                        ___________      ___________

    Total assets                        $27,895,000      $25,570,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Pool alarm products                $    14,000      $    13,000
     Keyboard products                            0                0
     Security alarm and other products      128,000          121,000
     Corporate general                       38,000           50,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   180,000      $   184,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Pool alarm products                $         0      $         0
     Keyboard products                            0                0
     Security alarm and other products       82,000          273,000
     Corporate general                            0           62,000
                                        ____________     ___________
      Total capital expenditures        $    82,000      $   335,000
                                        ____________     ___________
                                        ____________     ___________





10.    CONCENTRATIONS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $100,000. For the years ended April 30, 2007 and 2006, the Company's had uninsured balances of $613,000 and $4,985,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The company has sales to a security alarm distributor representing 39% of total sales for the year ended April 30, 2007 and 36% for the year ended April 30, 2006. This distributor accounted for 37% and 35% of accounts receivable at April 30, 2007 and 2006, respectively.

The company has a concentration in regards to its sales. Its "Security Switch" sales division made up 80.2% of the total sales for the fiscal year ended April 30, 2007 and it made up 84% of the total sales for fiscal year 2006.


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

The following information as of April 30, 2007, is furnished with respect to each director and executive officer:



                                                               Director or
Name           Principal Occupation or Employment          Age  Officer Since

Ken R. Risk        Chairman of the Board and President        59    1976

Stephanie Risk     Chief Financial Officer/Controller         35    1999

Sharon Westby      Secretary/Treasurer                        55    2005

Jerry Andersen     Director, retired                          76    1978

Donna Debowey      Director, retired GRI plant manager        69    2005

Michael J. Nelson  Chairman, Nebraska Region, FirsTier Banks  66    1992



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

Item 10  Executive Compensation
The following table sets forth certain information regarding the compensation paid or accrued by the company to or for the account of the chief executive officer, chief financial officer and the two other most highly compensated executive officers of the company for services rendered in all capacities during each of the company's fiscal years ended April 30, 2006 and 2007:


                                Annual Compensation


    (a)                       (b)        (c)       (d)          (e)
                                                            Other Annual
Position                     Year      Salary    Bonuses    Compensation

Ken R. Risk                  2007      193,000      -          -
Chief Executive Officer      2006      202,000      -          -

Stephanie Risk               2007       43,000      -          -
Chief Financial Officer      2006       40,000      -          -

Bruce E. Smith               2007      115,000      -          -
Director of Sales            2006       97,000      -          -

David Luppen                 2007       54,000      -          -
Director of Engineering      2006       53,000      -          -





                             Long-Term Compensation

    (a)       (b)        (f)         (g)          (h)          (i)
                      Restricted   Options       LTIP        Total of
Position     Year       Stock       /SARS       Payouts       items
                        Awards

Ken R. Risk  2007         -           -            -         193,000
             2006         -           -            -         202,000

Stephanie    2007         -           -            -          43,000
Risk         2006         -           -            -          40,000


Bruce E.     2007         -           -            -         115,000
Smith        2006         -           -            -          97,000


David Luppen 2007         -           -            -          54,000
             2006         -           -            -          53,000






Ken R. Risk and Bruce E. Smith do not have employment contracts with the company. Both have a base salary and also receive compensation based on a percentage of sales for the year.

Members of the board of directors were each compensated $150 for their services during the fiscal year.

Item 11  Security Ownership of Certain Beneficial Owners and Management
Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 2007.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,950,395       55.28%
A         Kimball, NE
          69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 12  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2007, 2006, and 2005, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                    2007                 2006           2005

Airplane Lease
  Ken R. Risk, President         $27,000              $27,000        $27,000


Building and Warehouse
 Leases/Rentals

 Eileen M. Risk,
  Mother of CEO                 $ 3,400              $ 3,400        $ 3,400
 Eileen M. Risk,
  Mother of CEO                 $ 3,600              $ 3,600        $ 3,600

 Eileen M. Risk,
  Mother of CEO                 $18,420              $18,420        $18,420


Stock Transfer Agent
 Bonnie P. Risk,
  Wife of CEO                   $21,000              $21,000        $     0

 Eileen M. Risk,
  Mother of CEO                 $     0              $     0        $20,000




Item 13  Exhibits and Reports on Form 8-K

Item 13	Exhibits and Reports on Form 8-K
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

32.1  Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer

32.2  Certification pursuant to 18 U.S.C. 1350 of the Chief Financial Officer



Item 14  Principal Accountant Fees and Services
1)Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our financial statements for Form 10-QSB. The amounts are listed below:

       FYE 2007  $29,250     Mason Russell West, LLC
       FYE 2006  $29,150     Mason Russell West, LLC

2) Audit-Related Fees

The company did incur aggregate tax fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

       FYE 2007   $ 4,485    Mason Russell West, LLC
       FYE 2006   $ 8,900    Mason Russell West, LLC

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

/s/  Ken R. Risk                                    Date
 Ken R. Risk, President and Chairman of the Board   August 10, 2007




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Ken R. Risk          President and              Date
Ken R. Risk              Chairman of the Board      August 10, 2007


/s/ Stephanie M. Risk    Chief Financial Officer    Date
Stephanie M. Risk        and Controller             August 10, 2007


/s/ Jerry Andersen       Director                   Date
Jerry Andersen                                      August 10, 2007


/s/ Michael J. Nelson    Director                   Date
Michael J. Nelson                                   August 10, 2007

/s/ Donna Debowey    Director                       Date
Donna Debowey                                       August 10, 2007