Form 10QSB
period 2007-07-31
RISK GEORGE INDUSTRIES INC
filed 2007-09-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2007

[   ]     Transition report under Section 13 or 15(d) of the Securities Ex-
          change Act of 1934

               For the transition period from ___________ to ___________


                     Commission File Number: 000-05378


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 14, 2007 was 5,334,878.

Transitional Small Business Disclosure Format:  Yes  [ X ]   No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

	The unaudited financial statements for the three-month period ended July 31, 2007, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                               July 31,       April 30,
                                                 2007           2007
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 5,236,000    $ 4,611,000
     Marketable securities (Note 2)           17,093,000     16,738,000
     Accounts receivable:
        Trade, net of $50,000 doubtful
          account allowance                    1,821,000      1,925,000
        Other                                      4,000          3,000
     Income tax overpayment                            0        137,000
     Inventories (Note 3)                      2,931,000      3,060,000
     Prepaid expenses                            107,000        125,000
     Deferred income taxes                       216,000        115,000
                                             ------------   ------------
Total Current Assets                         $27,408,000    $26,714,000

Property and Equipment, net at cost          $   874,000    $   828,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  200,000        200,000
     Projects in process                          70,000         75,000
     Note receivable                              60,000         60,000
     Other                                             0         18,000
                                             ------------   ------------
Total Other Assets                           $   330,000    $   353,000

TOTAL ASSETS				     $28,612,000    $27,895,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                               July 31,       April 30,
                                                 2007           2007
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    51,000    $   127,000
     Dividends payable                           161,000        161,000
     Accrued expenses
        Payroll and other expenses               266,000        337,000
        Property taxes                             2,000              0
     Income tax payable                          261,000              0
                                             ------------   ------------
Total Current Liabilities                    $   741,000    $   625,000

Long-Term Liabilities
     Notes payable                                25,000         25,000
     Deferred income taxes                        65,000         74,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    90,000    $    99,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      (38,000)       165,000
     Retained earnings                        27,253,000     26,430,000
     Treasury stock, 3,167,604 shares,
        at cost                               (2,119,000)    (2,109,000)
                                             ------------   ------------
Total Stockholders' Equity                   $27,781,000    $27,171,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $28,612,000    $27,895,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2007           2006
                                             ------------   ------------
Net Sales                                    $ 3,239,000    $ 3,411,000
   Less: cost of goods sold                   (1,530,000)    (1,693,000)
                                             ------------   ------------
Gross Profit				     $ 1,709,000    $ 1,718,000

Operating Expenses:
   General and administrative                    174,000        162,000
   Selling                                       543,000        629,000
   Engineering                                    21,000         15,000
   Rent paid to related parties                   16,000         15,000
                                             ------------   ------------
Total Operating Expenses                     $   754,000    $   821,000

Income From Operations                           955,000        897,000

Other Income (Expense)
   Other                                           1,000          4,000
   Dividend and interest income                  205,000        128,000
   Gain (loss) on sale of investments             96,000        (87,000)
                                             ------------   ------------
                                             $   302,000    $    45,000

Income Before Provisions for Income Tax        1,257,000        942,000

Provisions for Income Tax
   Current expense                               398,000        392,000
   Deferred tax (benefit) expense                 36,000          6,000
                                             ------------   ------------
     Total Income Tax Expense                $   434,000    $   398,000

Net Income                                   $   823,000    $   544,000

Retained Earnings, beginning of period       $26,430,000    $24,250,000

Retained Earnings, end of period             $27,253,000    $24,794,000

Income Per Share of Common Stock:
   Basic                                     $       .15    $       .10
   Diluted                                   $       .15    $       .10

Weighted Average Number of Common
   Shares Outstanding:
     Common                                    5,335,666      5,343,596
     Diluted                                   5,356,166      5,364,096


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2007           2006
                                             ---------------------------
Net Income                                   $   823,000    $   544,000
-----	-----

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                    (203,000)      (120,000)
     Reclassification adjustment for (gains)
       losses included in net income             (96,000)        87,000
     Income tax expense related to other
       comprehensive income                     (125,000)       (14,000)
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $  (424,000)   $   (47,000)

Comprehensive Income (Loss)                  $   399,000    $   497,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2007           2006
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   823,000    $   544,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 41,000         43,000
     (Gain) loss on sale of investments          (96,000)        87,000
     Deferred income taxes                        36,000          6,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    104,000        280,000
          Inventories                            129,000       (128,000)
          Prepaid expenses                        18,000         18,000
       Increase (decrease) in:
          Accounts payable                       (76,000)        (8,000)
          Accrued expenses                       (69,000)       (91,000)
          Income tax payable                     398,000        392,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,308,000    $ 1,143,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                       23,000        (15,000)
  (Purchase) of property and equipment           (87,000)       (10,000)
  Proceeds from sale of marketable securities  1,443,000        670,000
  (Purchase) of marketable securities         (2,052,000)    (1,138,000)
  (Purchase) of treasury stock                   (10,000)       (39,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (683,000)   $  (532,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on short-term debt                0         (8,000)
                                             ------------   ------------

Net cash provided by (used in) financing
  activities                                 $         0    $    (8,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   625,000    $   603,000

Cash and cash equivalents, beginning of
  period                                     $ 4,611,000    $ 5,495,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,236,000    $ 6,098,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                                   $0             $0
       Interest expense                               $0             $0

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2007


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2007 annual report on Form 10KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


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

     Marketable equity securities and related unrealized gains and losses consist of the following as of July 31, 2007:

          Market Value                                 $ 17,094,000
          Cost Basis                                     17,159,000
                                                       -------------
          Net Unrealized Gains (Losses)                $    (65,000)
                                                       =============
          Gross unrealized gain                        $    627,000
                                                       =============
          Gross unrealized loss                        $   (692,000)
                                                       =============

     In accordance with SFAS 115, if the Company determines that a market-able security has an other-than temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately one year, the Company will decrease the cost of the marketable security to the new fair value and recognize a realized loss. The investments are period-ically evaluated to determine if impairment changes are required. As a re-sult of this standard, management recorded impairment losses of $5,000 for the quarter ended July 31, 2007 and $53,000 for the quarter ended
July 31, 2006.


Note 3    Inventories

     Inventories at July 31, 2007, consisted of the following:

          Raw Materials                                $ 1,747,000
          Work in Process                                  893,000
          Finished Goods                                   396,000
                                                       ------------
                                                       $ 3,036,000
          Less: allowance for obsolete inventory          (105,000)
                                                       ------------
          Net Inventories                              $ 2,931,000
                                                       ============

Note 4    Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2007           2006
Net revenue:
     Pool alarm products                     $   187,000    $   311,000
     Keyboard products                           380,000        188,000
     Security alarm and other products         2,672,000      2,912,000
                                             ------------   ------------
Total net revenue                            $ 3,239,000    $ 3,411,000

Income from operations:
     Pool alarm products                     $    55,000    $    82,000
     Keyboard products                           112,000         49,000
     Security alarm and other products           788,000        766,000
                                             ------------   ------------
Total income from operations                 $   955,000    $   897,000

Identifiable assets:
     Pool alarm products                     $   248,000    $   286,000
     Keyboard products                           362,000        224,000
     Security alarm and other products         4,925,000      4,463,000
     Corporate general                        23,077,000     21,031,000
                                             ------------   ------------
Total assets                                 $28,612,000    $26,004,000

Depreciation and amortization:
     Pool alarm products                     $     3,000    $     3,000
     Keyboard products                                 0              0
     Security alarm and other products            30,000         30,000
     Corporate general                             8,000         10,000
                                             ------------   ------------
Total depreciation and amortization          $    41,000    $    43,000

Capital expenditures:
     Pool alarm products                     $         0    $         0
     Keyboard products                                 0              0
     Security alarm and other products            82,000         10,000
     Corporate general                                 0              0
                                             ------------   ------------
Total capital expenditures                   $    82,000    $    10,000

Note 5    Revenue Recognition

     Revenue is recognized when risks and benefits in ownership are trans-ferred, which normally occurs at the time of the shipment of products.

Note 6    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2007
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income			   $    823,000
                                   =============
Basic EPS                          $    823,000       5,335,666   $   0.15
Effect of dilutive securities:
   Convertible preferred stock                0          20,500
                                   -------------  --------------  ---------
Diluted EPS                        $    823,000       5,356,166   $   0.15



                                   For the three months ended July 31, 2006
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income			   $    544,000
                                   =============
Basic EPS                          $    544,000       5,342,213   $   0.10
Effect of dilutive securities:
   Convertible preferred stock                0          20,500
                                   -------------  --------------  ---------
Diluted EPS                        $    544,000       5,362,713   $   0.10


Note 7    Retirement Benefit Plan

	On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 were paid during each quarter ending
July 31, 2007 and 2006. There were no discretionary contributions paid during the quarters ending July 31, 2007 and 2006, respectively.

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2007.

Net cash increased $625,000 during the quarter ended July 31, 2007 as com-pared to an increase of $603,000 during the corresponding quarter last year. Accounts receivable decreased $103,000 for the quarter ending July 31, 2007, as compared to a $280,000 decrease for the same quarter last year. The reason for the decrease in cash flow towards accounts receivable is two fold. First, the Company is collecting the receivables at a faster rate than the same period last year and secondly, sales have decreased. At the quarter ended July 31, 2007, 78.14% of the receivables are considered current (less than 45 days) and 7.37% of the total are over 90 days past due. This is in comparison to having 77.05% of the receivables considered current and 9.57% over 90 days past due at July 31, 2006. Inventories decreased $129,000 during the current quarter as compared to a $128,000 increase last year.
The main reason for the decrease in cash flow towards inventory during the quarter ended July 31, 2007 is that our sales have decreased and management has adjusted its purchasing practices accordingly. At the quarter ended
July 31, 2007 there was an $18,000 decrease in prepaid expenses, while at July 31, 2006, there was also a $18,000 decrease.

At the quarter ended July 31, 2007, accounts payable shows a decrease of $76,000 as compared to a decrease of $8,000 for the same quarter the year before. And, as stated before, the Company's sales are down and management has reduced some purchases of raw materials. Accrued expenses decreased $64,000 for the current quarter as compared to a $91,000 decrease for the quarter ended July 31, 2006. Because sales are down, commissions are also down. This is reflected in the accrued expenses. Income tax payable in-creased $398,000 for the quarter ended July 31, 2007. This compares to an increase of $392,000 for the quarter ended July 31, 2006. The larger in-crease accounts for the fact that profit is up for the first quarter of fis-cal year end 2008 when comparing the same quarter for fiscal year end 2007.

As for our investment activities, the Company has spent approximately $87,000 on acquisitions of property and equipment for the current fiscal quarter.
But in comparison to the corresponding quarter last year, there was activity of only $10,000. One piece of machinery management purchased in the quarter ended July 31, 2007 is a Pick and Place machine. This machine aids us in the production of our pool alarms. The pool alarm has been redesigned and this piece of equipment allows us to manufacture the new pool alarms. By re-designing the pool alarm, the Company is able to use less parts and labor on these products. Additionally, the Company continues to put money into the marketable securities. Much of this has been gone towards the purchase of municipal bonds. Most brokers and analysts believe that interest rates will be lowered in light of the problems that the housing and mortgage industries are currently facing. The idea in purchasing bonds at this time is that the Company can lock-in the higher interest rates, before the rates are reduced. We continue the use of our "money manager" accounts. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company does not pay com-mission for each transaction. Instead, a quarterly service fee is paid based on the value of the assets. Approximately 23% of the Company's marketable securities are invested in the money manager accounts. Furthermore, the Com-pany continues to purchase back common stock when the opportunity arises.
For the quarter ended July 31, 2007, the Company purchased $10,000 worth of treasury stock and $39,000 worth of treasury stock for the quarter ended
July 31, 2006. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last three fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2007           2006
                                             ---------------------------
     Working capital                         $ 26,667,000   $ 24,249,000
     Current ratio                                 36.988         40.365
     Quick ratio                                   32.591         35.760


Net sales were $3,239,000 for the quarter ended July 31, 2007, which is a de-crease of 5.04% from the corresponding quarter last year. Net sales for the quarter ended July 31, 2006 were $3,411,000. As stated before, the majority of the Company's products are tied to the housing market. The decline in sales for the company is a direct result of the decline in the housing market of late. Cost of goods sold was 47.2% of net sales for the quarter ended July 31, 2007 and the cost of goods sold percentage to net sales was 49.6% for the quarter ended July 31, 2006. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. As a result of the slow down in sales, management has compensated by taking extra effort in keeping labor and other manufacturing expenses down.

Operating expenses were 23.3% of net sales for the quarter ended July 31, 2007 as compared to 24.1% for the corresponding quarter last year. Having relatively the same percentages for both periods shows that management keeps a close eye on our operating expenses to keep them in line from year to year. Specifically, selling expense has decreased 13.7% for the quarter ending
July 31, 2007. This is a result of the decrease in sales because commissions are less when comparing the same numbers to the corresponding quarter last year. Income from operations for the quarter ended July 31, 2007 was at $955,000, which is a 6.5% increase from the corresponding quarter last year, which had income from operations of $897,000.

Other income and expenses showed a $302,000 gain for the quarter ended
July 31, 2007 as compared to only having a $45,000 gain for the quarter ended July 31, 2006. The main reason for the difference in the amount of the gains from one quarter to the other is that our managed accounts had sold many stocks for gains during the current quarter. Also, management had $48,000 less to book in impaired investments. In turn, net income for the quarter ended July 31, 2007 was at $823,000, a 51.3% increase from the corresponding quarter last year, which showed net income of $544,000. Earnings per share for the quarter ended July 31, 2007 were $0.15 per common share and $0.10 per common share for the quarter ended July 31, 2006.

George Risk Industries has three distinct business segments, security alarm products, keyboard, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the three segments.

As for new products, a new self-contained water leak detector has just started production this last month. This detector is perfect for the home-owner as it contains a built in sounder and can run off of a 9-volt battery or the alarm panel. It can be mounted on a wall or directly to an appliance where water damage may occur. Sales of this product are expected to be fair, but management is looking at marketing this product to larger retail outlets, which could increase sales immensely. Engineering is currently developing a version of this leak detector for the United Kingdom. The need for this kind of product has come about as a result of flooding in that country over the past summer.

Due to popular demand, our 189 open loop series pool alarm is being brought back into production. The 189-series pool alarm was discontinued several years ago, due to minimal sales. The open loop feature is being designed on the new pool alarm circuit board with the 289-series closed loop. The in-staller will be able to use it either open or closed with a simple jumper pin change. The purchase of the pick and place machine, as discussed earlier, allows us to make this interchangeable circuit pool alarm.

The wireless pool alarm and wireless contact switch designs are nearing com-pletion. These products will have to be submitted to the FCC for approval. Also, work on the various molds to manufacture these wireless products is being done. Production on these wireless products is expected to begin in the spring of 2008

A new version of our Glass Guard window sensor is in its final stages of development. Management has created this sensor in direct response to cust-omer feedback about how our offshore competitors have long delays in de-livering this type of product.

Research and Development continues on the Pump Guard, a water valve con-troller and other wireless sensors. Specific research and development is being done for the wireless sensor market in Iceland. Engineering is also upgrading the CC-01 Current Controller. The CC-01 is used to automatically turn on closed and/or cabinet lights when the door is opened. The new ver-sion will be able to handle more current and inductive load and is currently at UL for approval.

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

At George Risk Industries' latest Board of Director's meeting, which was held on September 6, 2007, a dividend of $0.17 per common share was declared.
This is an increase of $.02 per share over the last dividend declaration. This dividend will be paid to stockholders of record as of September 30, 2007, and will be paid by October 31, 2007.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1 Certification of the Chief Executive Officer
            31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C 1350
            32.1 Certification of the Chief Executive Officer
            32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2007

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-14-2007                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board

Date 09-14-2007                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller