Form 10QSB
period 2007-10-31
RISK GEORGE INDUSTRIES INC
filed 2007-12-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2007

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 14, 2007 was 5,334,278.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2007, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              October 31,     April 30,
                                                 2007           2007
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 4,297,000    $ 4,611,000
     Marketable securities (Note 2)           17,826,000     16,738,000
     Accounts receivable:
        Trade, net of $50,000 doubtful
          account allowance                    1,730,000      1,925,000
        Other                                      1,000          3,000
     Note receivable, current                      3,000              0
     Income tax overpayment                      377,000        137,000
     Inventories (Note 3)                      3,011,000      3,060,000
     Prepaid expenses                            113,000        125,000
     Property tax overpayment                      5,000              0
     Deferred income taxes                        46,000        115,000
                                             ------------   ------------
Total Current Assets                         $27,409,000    $26,714,000

Property and Equipment, net at cost          $   912,000    $   828,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  200,000        200,000
     Projects in process                          39,000         75,000
     Note receivable                              74,000         60,000
     Other                                         1,000         18,000
                                             ------------   ------------
Total Other Assets                           $   314,000    $   353,000

TOTAL ASSETS							$28,635,000	$27,895,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              October 31,     April 30,
                                                 2007           2007
                                             ------------   ------------
                                              (unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    98,000    $   127,000
     Dividends payable                           239,000        161,000
     Accrued expenses
        Payroll and other expenses               369,000        337,000
                                             ------------   ------------
Total Current Liabilities                    $   706,000    $   625,000

Long-Term Liabilities
     Notes payable                                25,000         25,000
     Deferred income taxes                        57,000         74,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    82,000    $    99,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      182,000        165,000
     Retained earnings                        27,101,000     26,430,000
     Treasury stock, 3,167,954 shares,
        at cost                               (2,121,000)    (2,109,000)
                                             ------------   ------------
Total Stockholders' Equity                   $27,847,000    $27,171,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $28,635,000    $27,895,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2007         2007          2006         2006
                         ---------------------------------------------------
Net Sales                $ 3,007,000  $ 6,246,000   $ 3,631,000  $ 7,043,000
Less: cost of goods sold  (1,483,000)  (3,014,000)   (1,716,000)  (3,409,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,524,000  $ 3,232,000   $ 1,915,000  $ 3,634,000

Operating Expenses:
  General and
    administrative           188,000      362,000       176,000      337,000
  Selling                    477,000    1,020,000       623,000    1,252,000
  Engineering                 24,000       44,000        19,000       34,000
  Rent paid to related
    parties                   12,000       28,000        12,000       28,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   701,000  $ 1,454,000   $   830,000  $ 1,651,000

Income From Operations       823,000    1,778,000     1,085,000    1,983,000

Other Income (Expense)
  Other                        1,000        2,000         1,000        5,000
  Dividend and interest
    income                   196,000      401,000       149,000      276,000
  Gain (loss) on
    investments               50,000      146,000       147,000       60,000
  Gain (loss) on sale
    of assets                 15,000       15,000             0            0
                         ------------ ------------  ------------ ------------
                         $   262,000  $   564,000   $   297,000  $   341,000

Income Before Provisions
  for Income Tax           1,085,000    2,342,000     1,382,000    2,324,000

Provisions for Income Tax
  Current expense           (325,000)    (723,000)     (578,000)    (970,000)
  Deferred tax benefit
    (expense)                 (5,000)     (41,000)       32,000       26,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (330,000) $  (764,000)  $  (546,000) $  (944,000)

Net Income               $   755,000  $ 1,578,000   $   836,000  $ 1,380,000

Retained Earnings,
  beginning of period    $27,253,000  $26,430,000   $24,794,000  $22,250,000
Less: Cash Dividends on
  Common Stock
    ($0.17 per share)       (907,000)    (907,000)
    ($0.15 per share)                                  (801,000)    (801,000)

Retained Earnings,
  end of period          $27,101,000  $27,101,000   $24,829,000  $24,829,000

Income Per Share of Common
  Stock: (Note 6)
    Basic                      $0.14        $0.30         $0.16        $0.26
    Assuming Dilution          $0.14        $0.29         $0.16        $0.26

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,334,878    5,335,272     5,342,179    5,342,887
    Diluted                5,355,378    5,355,772     5,362,679    5,363,387

                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2007         2007          2006         2006
                         ----------------------------------------------------
Net Income               $   755,000  $ 1,578,000   $   836,000  $ 1,380,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          220,000       16,000       213,000       93,000
    Reclassification adjustment
      for (gains) losses included
      in net income          (50,000)    (146,000)     (147,000)      60,000
    Income tax expense related
      to other comprehensive
      income                  71,000      (54,000)       28,000       64,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   241,000  $  (184,000)  $    94,000  $   271,000

Comprehensive Income     $   996,000  $ 1,394,000   $   930,000  $ 1,597,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2007         2007          2006         2006
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income              $   755,000  $ 1,578,000   $   836,000  $ 1,380,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               45,000       86,000        46,000       89,000
   (Gain) 1oss on sale of
    investments              (50,000)    (146,000)     (147,000)     (60,000)
   (Gain) loss on sale of
    assets                   (15,000)     (15,000)            0            0
   Deferred income taxes       5,000       41,000         6,000       12,000
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Accounts receivable       91,000      194,000      (192,000)      88,000
    Inventories              (81,000)      48,000      (267,000)    (395,000)
    Prepaid expenses          (6,000)       8,000        (1,000)      17,000
    Income tax overpayment  (638,000)    (240,000)            0            0
  Increase (decrease) in:
    Accounts payable          47,000      (29,000)       34,000       25,000
    Accrued expenses          97,000       33,000       102,000       11,000
    Income tax payable             0            0        38,000      430,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   250,000  $ 1,558,000   $   455,000  $ 1,597,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Other assets
    manufactured              31,000       54,000        19,000        5,000
  Proceeds from sale of
    assets                    17,000       17,000             0            0
  (Purchase) of property
    and equipment            (86,000)    (172,000)      (42,000)     (52,000)
  Proceeds from sale of
    marketable securities    680,000    2,123,000     1,488,000    3,279,000
  (Purchase) of marketable
    securities              (986,000)  (3,038,000)   (2,743,000)  (5,002,000)
  (Loans) made to employees  (20,000)     (25,000)       (3,000)      (6,000)
  Collections of loans to
    employees                  6,000       10,000         2,000        5,000
  Purchase of treasury
    stock                     (2,000)     (12,000)       (1,000)     (40,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $  (360,000) $(1,043,000)  $(1,280,000) $(1,811,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt                 0            0             0       (8,000)
  Dividends paid            (829,000)    (829,000)     (731,000)    (731,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $  (829,000) $  (829,000)  $  (731,000) $  (739,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $  (939,000) $  (314,000)  $(1,556,000) $  (953,000)

Cash and cash equivalents,
  beginning of period    $ 5,236,000  $ 4,611,000   $ 6,098,000  $ 5,495,000
                         ------------ ------------  ------------ ------------
Cash and cash equivalents,
  end of period          $ 4,297,000  $ 4,297,000   $ 4,542,000  $ 4,542,000
                         ============ ============  ============ ============

Supplemental Disclosure of Cash Flow Information
  Cash payments for:
    Income taxes         $   902,000  $   902,000   $   810,000  $   810,000
    Interest expense     $         0  $         0   $         0  $         0
  Cash receipts for:
    Income taxes         $         0  $         0   $   270,000  $   270,000



                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2007

Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the com-pany's annual report on Form 10KSB for the year ended April 30, 2007 with the SEC. In the opinion of management, all adjustments, consisting only of nor-mal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily in-dicative of the results for any other quarter or for the full year.

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

     Marketable equity securities and unrealized gains and losses consist of the following as of October 31, 2007 and October 31, 2006:

          Cost Basis                         $ 17,514,000   $ 15,595,000
          Market Value                         17,826,000     15,687,000
                                             -------------  -------------
          Net Unrealized Gain (Loss)         $    312,000   $     92,000
                                             =============  =============
          Gross unrealized gain              $    948,000   $    576,000
                                             =============  =============
          Gross unrealized loss              $   (636,000)  $   (484,000)
                                             =============  =============

     In accordance with SFAS 115, if the Company determines that a marketable security has an other-than temporary decline in fair value, generally defined as when the cost basis exceeds the fair value for approximately one year, the Company will decrease the cost of the marketable security to the new fair value and recognize a realized loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $2,000 for the quar-ter ended October 31, 2007 and none for the quarter ended October 31, 2006.

Note 3    Inventories

     At October 31, 2007 and October 31, 2006, respectively, inventories consisted of the following:

          Raw Materials                      $  1,823,000   $  1,770,000
          Work in Process                         894,000        536,000
          Finished Goods                          399,000        361,000
          Warehouse in England                          0         68,000
                                             -------------  -------------
                                             $  3,116,000   $  2,735,000
          Less: allowance for obsolete
                inventory                        (105,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  3,011,000   $  2,665,000
                                             =============  =============

Note 4    Business Segments

     The following is financial information relating to industry segments:

                                                  For the quarter ended
									          October 31,
                                                   2007           2006
                                             ----------------------------
Net revenue:
  Pool alarm products                        $    130,000   $    376,000
  Keyboard products                                59,000        137,000
  Security alarm and other products             2,818,000      3,118,000
                                             -------------  -------------
     Total net revenue                       $  3,007,000   $  3,631,000

Income from operations:
  Pool alarm products                        $     35,000   $    113,000
  Keyboard products                                16,000         40,000
  Security alarm and other products               772,000        932,000
                                             -------------  -------------
     Total income from operations            $    823,000   $  1,085,000

Identifiable assets:
  Pool alarm products                        $    224,000   $    315,000
  Keyboard products                               191,000        235,000
  Security alarm and other products             5,134,000      4,889,000
  Corporate general                            23,086,000     21,008,000
                                             -------------  -------------
     Total assets                            $ 28,635,000   $ 26,447,000

Depreciation and amortization:
  Pool alarm products                        $      3,000   $      3,000
  Keyboard products                                     0              0
  Security alarm and other products                33,000         33,000
  Corporate general                                 9,000         10,000
                                             -------------  -------------
     Total depreciation and amortization     $     45,000   $     46,000

Capital expenditures:
  Pool alarm products                        $      1,000   $          0
  Keyboard products                                     0              0
  Security alarm and other products                58,000         42,000
  Corporate general                                27,000              0
                                             -------------  -------------
     Total capital expenditures              $     86,000   $     42,000


Note 5    Revenue Recognition

     Revenue is recognized when risks and benefits in ownership are trans-ferred, which normally occurs at the time of the shipment of products.

Note 6    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2007
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  755,000
                                ===========
Basic EPS                       $  755,000        5,334,878    $     0.14
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  755,000        5,355,378    $     0.14


                                 For the six months ended October 31, 2007
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,578,000
                                ===========
Basic EPS                       $1,578,000        5,335,272    $     0.30
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,578,000        5,355,772    $     0.29


                                For the three months ended October 31, 2006
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  836,000
                                ===========
Basic EPS                       $  836,000        5,342,179    $     0.16
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  836,000        5,362,679    $     0.16


						   For the six months ended October 31, 2005
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,380,000
                                ===========
Basic EPS                       $1,380,000        5,342,887    $     0.26
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,380,000        5,363,387    $     0.26


Note 7    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 and $4,000 were paid during each quarter ending October 31, 2007 and 2006, respectively. Likewise, the Company paid matching contributions of approximately $7,000 and $8,000 during each six-month period ending October 31, 2007 and 2006, respectively. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2007 and 2006, respectively.

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

Net cash decreased $939,000 during the quarter ended October 31, 2007 as com-pared to a decrease of $1,556,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash decreased $314,000 for the six months ended October 31, 2007, while, for the same period last year, net cash decreased $953,000. Accounts receivable decreased $91,000 during the current quarter as compared to a $192,000 increase for the corresponding quarter last year. The year-to-date figures show a decrease of $194,000 for the current six months and an $88,000 decrease for the same period last year. At Oct-ober 31, 2007, 76.4% of the receivables were considered current (less than 45 days) and 5.4% of the total were over 90 days past due. Inventories in-creased $81,000 during the current quarter as compared to a $267,000 increase last year. The year-to-date numbers show the inventory decreased $48,000 for the current year, while it increased $395,000 for the same period last year. The main reasons for the increase in cash expenditures towards inventory is that the actual cost of raw materials is more than it was for the same period last year. The wire that we purchase for the leads on our security switches is made with copper. And the raw plastic we purchase to make our molded casings has also risen substantially. At the quarter ended October 31, 2007, there was a $6,000 increase in prepaid expenses as compared to an increase of $1,000 for the corresponding quarter the year before. Changes in prepaid expenses in regards to cash flow decreased by $8,000 and $17,000 for the six-month periods ending October 31, 2007 and 2006, respectively.

At the quarter ended October 31, 2007, accounts payable increased $47,000 as compared to a $34,000 increase for the same quarter the year before. As for year-to-date numbers, there was a $29,000 decrease for the six months ended October 31, 2007, and a $25,000 increase for the same period ended Oct-ober 31, 2006. Accrued payroll and related expenses increased by $97,000 for the quarter ended October 31, 2007, and these expenses increased $102,000 for the corresponding quarter the year before. As for the six-month period end-ing October 31, 2007, accrued expenses increased $33,000 and also increased by $11,000 for the same period last year. Income tax payable increased $638,000 for the quarter ended October 31, 2007, as it also increased $38,000 for the quarter ended October 31, 2006. For the six months ended October 31, 2007, income tax payable increased $240,000, as it increased $430,000 for the corresponding period a year ago. The main reason for the big increase during the current quarter is that the Company had not received its income tax re-funds from the prior fiscal year as of October 31, 2007. Both the federal and state income tax refunds have been received prior to the filing of this report.

As for the Company's investing activities, there have not been any purchases or sales out of the ordinary during the current quarter. The Company has purchased a couple of fixed assets and continues to put money into buying more marketable securities. Also, the Company issued a note receivable for $17,500 to an employee who purchased a vehicle from the company. As for the year-to-date figures, both fiscal 2008 and 2007 are showing normal activity. One piece of machinery that should be mentioned that was purchased during the six months ending October 31, 2007 is called a Pick and Place machine. This machine aids us in the production of our pool alarms. The pool alarm has been redesigned and this piece of equipment allows us to manufacture the new pool alarms. By redesigning the pool alarm, the Company is able to use less parts and labor on these products. Additionally, the Company continues to put money into the marketable securities. Much of this has been gone towards the purchase of municipal bonds. Most brokers and analysts believe that interest rates will be lowered in light of the problems that the housing and mortgage industries are currently facing. The idea in purchasing bonds at this time is that the Company can lock-in the higher interest rates, before the rates are reduced. We continuing the use of our "money manager" accounts. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will.
The Company does not pay commission for each transaction. Instead, a quar-terly service fee is paid based on the value of the assets. Approximately 23.5% of the Company's marketable securities are invested in the money manager accounts. Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended October 31, 2007, the Company purchased $2,000 worth of treasury stock and $1,000 worth of treasury stock for the quarter ended October 31, 2006. As for the year to date figures, $12,000 has been purchased for the six months ended October 31, 2007, and $40,000 was bought back for the six months ended October 31, 2006. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last four fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Cash flows from financing activities decreased by $829,000 for the three and six months ending October 31, 2007. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.17 per share of common stock on September 30, 2007 and these dividends were paid by October 31, 2007. As for the prior year numbers, net cash used in financing activities was $731,000 for the quarter ending October 31, 2006 and $739,000 for the six months ending October 31, 2006. A dividend of $0.15 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                        For the quarter ended October 31,
                                             2007               2006
                                        ---------------------------------
     Working capital                     $ 26,703,000       $ 24,466,000
     Current ratio                             38.823             29.284
     Quick ratio                               33.786             25.756


Net sales were $3,007,000 for the quarter ended October 31, 2007, which is a 17.2% decrease from the corresponding quarter last year. Year-to-date net sales were $6,246,000 at October 31, 2007, which is an 11.37% decrease from the same period last year. The Company is tied to the housing industry and with that industry not performing well over the last several months, we are seeing a decrease in our sales also. Cost of goods sold was 49.3% of net sales for the quarter ended October 31, 2007 and 47.3% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.3% for the current six months and 48.4% for the corresponding six months last year. Having relatively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our goal, as always, is to have a cost of goods sold percentage somewhere between 45% and 50%. As a whole, our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 23.3% of net sales for the quarter ended October 31, 2007 as compared to 22.9 % for the corresponding quarter last year. Year-to-date operating expenses were 23.3% of net sales for the six months ended Oct-ober 31, 2007, while they were 23.4% for the same period last year. Income from operations for the quarter ended October 31, 2007 was at $823,000, which is a 24.15% decrease from the corresponding quarter last year, which had in-come from operations of $1,085,000. Income from operations for the six months ended October 31, 2007 was at $1,778,000, which is a 10.34% decrease from the corresponding six months last year, which had income from operations of $1,983,000.

Other income and expenses showed gains of $262,000 and $564,000 for the quar-ter and six months ended October 31, 2007, respectively. The other income and expense numbers for last year also showed gains of $297,000 for the quar-ter and $341,000 for the six months ending October 31, 2006. Dividend and interest income is up 31.5% for the current quarter and is up 45.3% for the current six-month period when comparing to the same time periods last year. Over the last several years, we have reorganized the way we are investing by using money manager accounts. These investment accounts are overseen by money managers affiliated with our brokerage firms. This has seemed to make a positive difference in not accumulating big losses like we have let happen in the past. Net income for the quarter ended October 31, 2007 was at $755,000, a 9.7% decrease from the corresponding quarter last year, which showed net income of $836,000. Net income for the six months ended
October 31, 2007 was $1,578,000, a 14.3% increase from the same period last year. Net income for the six months ended October 31, 2006 was $1,380,000. Earnings per common share for the quarter ended October 31, 2007 were $0.14 per share and $0.30 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2006 were $0.16 per share and $0.26 per share, respectively.

As mentioned previously in this discussion, a dividend of $0.17 per common share was declared during the current quarter ended October 31, 2007. The dividend was paid to common stockholders of record as of September 30, 2007 and the payment date was October 31, 2007. This is the fourth year in a row that the Company has paid a dividend to the stockholders and we hope to con-tinue this trend in the future. The reason that there is still a dividend payable on the books as of October 31, 2007 is that we did not have all the information that was needed in order to process checks to some stockholders. Once this information is obtained, a dividend check is sent out if they were a stockholder as of the date of record.

George Risk Industries does have three distinct business segments, security alarm products (and other items), keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine the segments.

Now, here is an update on the progress of some of the Company's new products. Management has put the development of the new closed loop glass break sensor (pt # GB-550) at the top of the priority list. This is due to feedback from our distributors that our competitor's product, which is manufactured over-seas, is indefinitely unavailable. We have started shipping this product out as of the first week in November 2007 and sales have been strong.

The sales department has received customer requests for the E-Z Duct single gang box to also be molded in red plastic, in addition to the standard white that we have been selling previously. Fire system pull stations fit per-fectly in these boxes. This process is currently being completed.

The Current Controller (pt # CC-01) has been redesigned to handle more amperage and recently received UL approval. This change was done in response to customer input for ballast lighting installations. The CC-01 is used to automatically turn on door or cabinet lights when the door is opened.

Engineering continues work on the Pump Guard, a water value controller, and other wireless sensors. Specific research and development is being done for the wireless sensor market in Iceland.

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

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1 Certification of the Chief Executive Officer
            31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
            32.1 Certification of the Chief Executive Officer
            32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended October 31, 2007.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 12-14-2007                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board


Date 12-14-2007                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller