Form 10QSB
period 2008-01-31
RISK GEORGE INDUSTRIES INC
filed 2008-03-17
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

              For the quarterly period ended January 31, 2008

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

                               (308) 235-4645
            (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  [ X ]     No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).	Yes  [   ]	No  [ X ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 17, 2008 was 5,327,581.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.




                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2008, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2008           2007
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 4,640,000    $ 4,611,000
     Marketable securities (Note 2)           17,465,000     16,738,000
     Accounts receivable:
        Trade, net of $50,000 doubtful
          account allowance                    1,430,000      1,925,000
     Other                                         1,000          3,000
     Note receivable, current                      3,000              0
     Income tax overpayment                      287,000        137,000
     Inventories (Note 3)                      3,057,000      3,060,000
     Prepaid expenses                             72,000        125,000
     Deferred income taxes                       333,000        115,000
                                             ------------   ------------
Total Current Assets                         $27,288,000    $26,714,000

Property and Equipment, net at cost          $   870,000    $   828,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  200,000        200,000
     Projects in process                          44,000         75,000
     Note receivable                              73,000         60,000
     Other                                             0         18,000
                                             ------------   ------------
Total Other Assets                           $   317,000    $   353,000

TOTAL ASSETS							$28,475,000	$27,895,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2008           2007
                                             ------------   ------------
                                              (unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade                 $    75,000    $   127,000
     Dividends payable                           239,000        161,000
     Accrued expenses
        Payroll and other expenses               267,000        337,000
        Property taxes                             2,000              0
                                             ------------   ------------
Total Current Liabilities                    $   583,000    $   625,000

Long-Term Liabilities
     Notes payable                                25,000         25,000
     Deferred income taxes                        49,000         74,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    74,000    $    99,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income     (154,000)       165,000
     Retained earnings                        27,428,000     26,430,000
     Treasury stock, 3,171,104 shares,
        at cost                               (2,141,000)    (2,109,000)
                                             ------------   ------------
Total Stockholders' Equity                   $27,818,000    $27,171,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $28,475,000    $27,895,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                 STATEMENTS OF INCOME AND RETAINED EARNINGS

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2008         2008          2007         2007
                         ---------------------------------------------------
Net Sales                $ 2,572,000  $ 8,818,000   $ 3,045,000  $10,087,000
Less: cost of goods sold  (1,396,000)  (4,410,000)   (1,384,000)  (4,793,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,176,000  $ 4,408,000   $ 1,661,000  $ 5,294,000

Operating Expenses:
  General and
    administrative           188,000      549,000       180,000      517,000
  Selling                    500,000    1,520,000       613,000    1,865,000
  Engineering                 19,000       64,000        19,000       53,000
  Rent paid to related
    parties                   12,000       40,000        12,000       40,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   719,000  $ 2,173,000   $   824,000  $ 2,475,000

Income From Operations       457,000    2,235,000       837,000    2,819,000

Other Income (Expense)
  Other                       (2,000)       1,000         1,000        6,000
  Dividend and interest
    income                   254,000      655,000       225,000      502,000
  Gain (loss) on sale of
    investments             (112,000)      34,000         7,000       67,000
  Gain (loss) on sale of
    assets                         0       15,000             0            0
                         ------------ ------------  ------------ ------------
                         $   140,000  $   705,000   $   233,000  $   575,000

Income Before Provisions
  for Income Tax             597,000    2,940,000     1,070,000    3,394,000

Provisions for Income Tax
  Current Expense            324,000    1,048,000       448,000    1,418,000
  Deferred tax expense
    (benefit)                (54,000)     (13,000)       32,000        6,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense     270,000    1,035,000       480,000    1,424,000

Net Income               $   327,000  $ 1,905,000   $   590,000  $ 1,970,000

Retained Earnings,
  beginning of period    $27,101,000  $26,430,000   $24,829,000  $24,250,000

Less: Cash Dividends on
  Common Stock
    ($0.17 per share)              0     (907,000)            0            0
    ($0.15 per share)              0            0             0     (801,000)

Retained Earnings,
  end of period          $27,428,000  $27,428,000   $25,419,000  $25,419,000

Income Per Share of Common
  Stock (Note 5):
    Basic and diluted          $0.06        $0.36         $0.11        $0.37
Weighted Average Number of
  Common Shares Outstanding
    Basic                  5,333,116    5,334,553     5,340,091    5,341,955
    Diluted                5,353,616    5,355,053     5,360,591    5,362,455



                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2008         2008          2007         2007
                         ----------------------------------------------------
Net Income               $   327,000  $ 1,905,000   $   590,000  $ 1,970,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period         (336,000)    (320,000)      121,000      253,000
    Reclassification adjustment
      for (gains) losses included
      in net income          112,000      (34,000)       (7,000)     (67,000)
    Income tax expense related
      to other comprehensive
      income                  94,000      148,000       (48,000)     (78,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $  (130,000) $  (206,000)  $    66,000  $   108,000

Comprehensive Income     $   197,000  $ 1,699,000   $   656,000  $ 2,078,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  Januryr 31,   January 31,  January 31,
                            2008         2008          2007         2007
                         ----------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income             $   327,000  $ 1,905,000   $   590,000  $ 1,970,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation               42,000      128,000        46,000      135,000
   (Gain) loss on sale of
    investments              112,000      (34,000)       (7,000)     (67,000)
   (Gain) 1oss on sale of
    assets                         0      (15,000)            0            0
   Deferred income taxes    (295,000)    (243,000)       84,000       96,000
Changes in assets and
 liabilities:
  (Increase) decrease in:
    Accounts receivable      301,000      495,000       134,000      221,000
    Inventories              (45,000)       3,000      (372,000)    (767,000)
    Prepaid expenses          45,000       53,000       (50,000)     (33,000)
    Employee receivables           0        3,000             0            0
    Notes receivable           1,000        1,000             0            0
    Income tax overpayment    90,000     (150,000)            0            0
  Increase (decrease) in:
    Accounts payable         (23,000)     (52,000)       25,000       50,000
    Accrued expenses        (100,000)     (68,000)     (145,000)    (134,000)
    Income tax payable             0            0        43,000      473,000
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  operating activities   $   455,000  $ 2,026,000   $   348,000  $ 1,944,000

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Other assets
    manufactured              (5,000)      49,000       (22,000)     (18,000)
  (Purchase) of property
    and equipment                  0     (173,000)      (23,000)     (75,000)
  Proceeds from sale of
    marketable securities  1,659,000    3,772,000     1,557,000    4,618,000
  (Purchase) of marketable
    securities            (1,746,000)  (4,784,000)   (2,060,000)  (6,844,000)
  (Purchase) of treasury
    stock                    (20,000)     (32,000)      (19,000)     (58,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  investing activities   $  (112,000) $(1,168,000)  $  (567,000) $(2,377,000)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on
    long-term debt                 0            0             0       (8,000)
  Dividends paid                   0     (829,000)       (2,000)    (733,000)
                         ------------ ------------  ------------ ------------
Net cash provided by (used in)
  financing activities   $         0  $  (829,000)  $    (2,000) $  (741,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS   $   343,000  $    29,000   $  (221,000) $(1,174,000)

Cash and cash equivalents,
  beginning of period    $ 4,297,000  $ 4,611,000   $ 4,542,000  $ 5,495,000
                         ------------ ------------  ------------ ------------
Cash and cash equivalents,
  end of period          $ 4,640,000  $ 4,640,000   $ 4,321,000  $ 4,321,000
                         ============ ============  ============ ============

Supplemental Disclosure of Cash Flow Information
  Cash payments for:
    Income taxes         $   232,000  $ 1,198,000   $   405,000  $   945,000
    Interest expense     $     6,000  $     6,000   $         0  $         0

Supplemental Disclosure of Noncash Investing and Financing Activities:
  Note receivable issued
    in exchange of property
    and equipment        $         0  $    17,500   $         0  $         0

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2008

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

Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value. Available -for-sale investments in debt securities mature between February 2008 and August 2031. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stock-holder's equity. Dividend and interest income are accrued as earned.

     As of January 31, 2008, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 8,478,000  $    93,000   $  (135,000) $ 8,436,000
Federal agency mortgage
backed securities        $   576,000  $     5,000   $    (1,000) $   580,000
Corporate bonds          $   504,000  $     4,000   $   (23,000) $   485,000
Equity securities        $ 8,172,000  $   534,000   $  (742,000) $ 7,964,000
                         ------------ ------------  ------------ ------------
   Total                 $17,730,000  $   636,000   $  (901,000) $17,465,000

     In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $16,000 for the quarter ended January 31, 2008 and none for the quarter ended January 31, 2007.

     The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2008.

      Less than 12 months     12 months or greater            Total
    -----------------------   ---------------------    ---------------------
        Fair     Unrealized       Fair    Unrealized      Fair     Unrealized
       Value        Loss         Value       Loss        Value        Loss
    .........................................................................
Municipal bonds
     $  604,000  $ (11,000)   $2,631,000  $ (83,000)   $3,235,000  $ (94,000)
Federal agency mortgage backed securities
           --         --      $  200,000       --      $  200,000       --
Corporate bonds
           --         --      $   46,000  $  (4,000)   $   46,000  $  (4,000)
Equity securities
     $2,768,000  $(504,000)   $1,098,000  $ (299,000)  $3,866,000  $(803,000)
     ----------- ----------   ----------- -----------  ----------- ----------
Total
     $3,372,000  $(515,000)   $3,975,000  $ (386,000)  $7,347,000  $(901,000)

Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2008

Federal Agency Mortgage-Backed Securities
The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company pur-chased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's in-vestment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be matur-ity, the Company does not consider these investments to be other-than-tempor-arily impaired at January 31, 2008.

Corporate Bonds
The Company's unrealized loss on investments in corporate bonds relates to one bond. It is at 92.37% of the cost at January 31, 2008. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at January 31, 2008

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. These range from growth to growth and income to for-eign interests. Management has evaluated the individual holdings, and be-cause of the recent decline in the stock market, does not consider these in-vestments to be other-than-temporarily impaired at January 31, 2008.

Note 3    Inventories

     At January 31, 2008 and January 31, 2007, respectively, inventories con-sisted of the following:

          Raw Materials                      $  1,796,000   $  1,830,000
          Work in Process                         972,000        783,000
          Finished Goods                          394,000        427,000
          Warehouse in England                          0         67,000
                                             -------------  -------------
                                             $  3,162,000   $  3,107,000
          Less: allowance for obsolete
                inventory                        (105,000)       (70,000)
                                             -------------  -------------
          Net Inventories                    $  3,057,000   $  3,037,000
                                             =============  =============

Note 4    Business Segments
	The following is financial information relating to industry segments:

                                                  For the quarter ended
                                                       January 31,
                                                   2008           2007
                                             ----------------------------
Net revenue:
  Pool alarm products                        $     95,000   $    156,000
  Keyboard products                                41,000        344,000
  Security alarm and other products             2,436,000      2,545,000
                                             -------------  -------------
     Total net revenue                       $  2,572,000   $  3,045,000

Income from operations:
  Pool alarm products                        $     17,000   $     43,000
  Keyboard products                                 7,000         94,000
  Security alarm and other products               433,000        700,000
                                             -------------  -------------
     Total income from operations            $    457,000   $    837,000

Identifiable assets:
  Pool alarm products                        $    219,000   $    238,000
  Keyboard products                               165,000        446,000
  Security alarm and other products             4,764,000      4,980,000
  Corporate general                            23,327,000     21,333,000
                                             -------------  -------------
     Total assets                            $ 28,475,000   $ 26,997,000

Depreciation and amortization:
  Pool alarm products                        $      3,000   $      3,000
  Keyboard products                                     0              0
  Security alarm and other products                31,000         33,000
  Corporate general                                 8,000         10,000
                                             -------------  -------------
     Total depreciation and amortization     $     42,000   $     46,000

Capital expenditures:
Pool alarm products                          $          0   $          0
Keyboard products                                       0              0
Security alarm and other products                       0         23,000
Corporate general                                       0              0
                                             -------------  -------------
     Total capital expenditures              $          0   $     23,000

Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2008
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  327,000
                                ===========
Basic EPS                       $  327,000        5,333,116    $     0.06
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  327,000        5,353,616    $     0.06


                                 For the nine months ended January 31, 2008
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,905,000
                                ===========
Basic EPS                       $1,905,000        5,334,553    $     0.36
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,905,000        5,355,053    $     0.36


                                For the three months ended January 31, 2007
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  590,000
                                ===========
Basic EPS                       $  590,000        5,340,091    $     0.11
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  590,000        5,360,591    $     0.11


                                 For the nine months ended January 31, 2007
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,970,000
                                ===========
Basic EPS                       $1,970,000        5,341,955    $     0.37
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,970,000        5,362,455    $     0.37


Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 were paid during each quarter ending January 31, 2008 and 2007. Likewise, the Company paid matching contributions of $10,000 during the nine-month period ending January 31, 2008 and $12,000 during the nine-month period ending January 31, 2007. There were no dis-cretionary contributions paid during either the quarters or nine-month per-iods ending January 31, 2008 and 2007, respectively.

                        GEORGE RISK INDUSTRIES, INC.



                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the George Risk In-dustries' audited financial statements and discussion for the fiscal year ended April 30, 2007.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Net cash increased $343,000 during the quarter ended January 31, 2008 as it decreased $221,000 during the corresponding quarter last year. As for the year-to-date numbers, net cash increased $29,000 for the nine months ended January 31, 2008, while, for the same period last year, net cash decreased $1,174,000. Accounts receivable decreased $301,000 during the current quar-ter as compared to a $134,000 decrease for the corresponding quarter last year. The year-to-date figures show a decrease of $495,000 for the current nine months and a $221,000 decrease for the same period last year. The de-creases in cash flow for accounts receivable is a reflection of the decreases in sales. At January 31, 2008, 79.9% of the receivables were considered current (less than 45 days) and 5.8% of the total were over 90 days past due. For comparison, 75.2% of the receivables were current and 13.1% were past 90 days at January 31, 2007. Inventories increased $45,000 for the current quarter as compared to a $372,000 increase for the same quarter last year. The year-to-date numbers show a $3,000 decrease in inventory for the current year, as there was a $767,000 increase for the same period last year. Man-agement has gotten a foothold on decreasing its purchases of raw materials during the current fiscal year to correspond to the decrease in sales. For the quarter ended January 31, 2008, prepaid expenses decreased $45,000, while there was increase of $50,000 for the corresponding quarter last year. Changes in prepaid expenses in regards to cash flow decreased by $53,000 and increased by $33,000 for the nine-month periods ending January 31, 2008 and 2007, respectively. For the current fiscal year, there have been income tax overpayments. There is a $90,000 decrease in cash towards income tax over-payment for the quarter ending January 31, 2008. And there is a $150,000 increase in cash towards income tax overpayment for the nine-months ending January 31, 2008. Management paid income tax estimates based on prior year taxable income.

For the quarter ended January 31, 2008, accounts payable decreased $23,000 as compared to a $25,000 increase for the same quarter the year before. As for the year-to-date numbers, there was a $52,000 decrease for the nine months ended January 31, 2008, and a $50,000 increase for the same period ended January 31, 2007. The decreases in the cash flow towards accounts receivable go hand-in-hand with the decreases in cash flow towards inventory. Accrued expenses decreased by $100,000 for the quarter ended January 31, 2008, and these expenses also decreased $145,000 for the corresponding quarter the year before. As for the nine-month period ended January 31, 2008, accrued ex-penses decreased $68,000 and also decreased by $134,000 for the same period last year.

As for the Company's investing activities, there have not been any purchases or sales out of the ordinary during the current quarter or nine-month period. The Company continues to purchase marketable debt and equity securities.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                        For the quarter ended January 31,
                                             2008               2007
                                        ---------------------------------
     Working capital                     $ 26,705,000       $ 25,101,000
     Current ratio                             46.806             33.140
     Quick ratio                               40.369             28.814


Results of operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,572,000 for the quarter ended January 31, 2008, which is a 15.53% decrease from the corresponding quarter last year. Year-to-date net sales at January 31, 2008 were $8,818,000, which is a 12.58% decrease from the same period last year. The Company has seen decreases in sales as a re-sult of the downturn in the housing market. Cost of goods sold was 54.28% of net sales for the quarter ended January 31, 2008 and 45.45% for the same quarter last year. Year-to-date cost of goods sold percentages were 50.01% for the current nine months and 47.52% for the corresponding nine months last year. Management has been wary of time-off / layoffs for employees in re-gards to the slow down in sales. But during the last couple of weeks in the quarter and continuing at this time, management has reduced labor hours and head count to reduce labor costs.

Operating expenses were 27.95% of net sales for the quarter ended January 31, 2008 as compared to 27.06% for the corresponding quarter last year. Year-to-date operating expenses were 24.64% of net sales for the nine months ended January 31, 2008, while they were 24.54% for the same period last year. Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2008 was at $457,000, which is a 45.4% decrease from the corresponding quarter last year, which had income from operations of $837,000. Income from operations for the nine months ended January 31, 2008 was at $2,235,000, which is a 20.7% decrease from the corresponding nine months last year, which had income from operations of $2,819,000.

Other income and expenses showed a gain of $140,000 for the quarter and a $705,000 gain for the nine months that ended January 31, 2008. The numbers for the corresponding periods last year were gains of $233,000 for the quar-ter and $575,000 for the nine-months ending January 31, 2007. Dividend and interest income is up 12.89% for the quarter and is up 30.48% for the current nine-month period when comparing to the same time periods last year. Man-agement has taken an active roll in hiring money managers who manage the Company's investments. Net income for the quarter ended January 31, 2008 was at $327,000, a 44.6% decrease from the corresponding quarter last year, which showed net income of $590,000. Net income for the nine months ended January 31, 2008 was $1,905,000, a 3.3% decrease from the same period last year. Net income for the nine months ended January 31, 2007 was $1,970,000. Earnings per common share for the quarter ended January 31, 2008 was $0.06 per share and $0.36 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2007 was $0.11 per share and $0.37 per share, respectively.

A dividend of $0.17 per common share was declared and stockholders of record as of September 30, 2007 received the dividend. The payment date was October 31, 2007. This is the fourth consecutive year that the Company has declared a dividend and will hopefully continue this trend in the future. The div-idends payable on the books as of January 31, 2008 is a result of incomplete or outdated stockholder information. A dividend check is sent out once the Company receives all the correct information. The continued declaration of dividends makes finding stockholders with outdated information easier.

George Risk Industries has three distinct business segments: security alarm products (and other items), keyboard products, and pool alarm products that are subject to disclosure under SFAS No. 131. See the notes to the financial statements in order to examine these segments.

New product information
~~~~~~~~~~~~~~~~~~~~~~~
Engineering continues to work on the wireless pool alarm and environmental sensors. The goal is to have the wireless pool alarm ready to be shown at the ISC West Security Show in Las Vegas in April 2008. Also, a design for a new track mount overhead door contact is currently in development.

Management has seen increases in security sales over the last couple of months and hopes to see this continue through the spring building season. Growth has largely been in the areas of industrial/commercial switches and security OEM. With the residential market still in a slump management plans to focus research and development on industrial and commercial products, along with medical and elderly care. These are all markets that continue to show growth.

Recently issued accounting pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures about fair value measurements for future transactions. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157 for one-year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Under SFAS No. 159, entities may irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and certain other items. Subsequent mea-surements for the financial instruments and certain other items that an en-tity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the effect-ive date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued FASB Statement No. 141R, Business Com-binations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1 Certification of the Chief Executive Officer
            31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
            32.1 Certification of the Chief Executive Officer
            32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended January 31, 2008.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 03-17-2008                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board


Date 03-17-2008                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller