Form 10KSB
period 2008-04-30
RISK GEORGE INDUSTRIES INC
filed 2008-08-13
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended April 30, 2008
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

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

State issuer's revenues for the most recent fiscal year.  $ 11,444,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 12, 2008 was approximately $9,452,000 based upon the last reported sale, which occurred on August 4, 2008. For purposes of this disclosure, Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of August 12, 2008 was 5,176,131.

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


Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. The security burglar alarm products comprise approximately 84 percent and pool alarms comprise 5 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 4,000 customers. One of the distributors accounts for approximately 42 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue.

The keyboard segment has approximately 950 customers. Keyboard products are sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

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

Employees

GRI has approximately 175 employees.


Item 2  Properties

The company owns the manufacturing and some of the office facilities. Total square footage of the plant in Kimball, Nebraska is approximately 42,500 sq. ft. Additionally, the company leases 15,000 square feet for $1,535 per month with Eileen Risk, mother of Ken R. Risk and a former officer and director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leased manufacturing facilities until July 2005. During the first quarter of fiscal year end 2006, the company purchased a building that is 7,200-sq. ft. in size. Currently, there are 25 employees at the Gering site.



Item 3  Legal Proceedings
None.


Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.

Part II


Item 5	Market for the Registrant's Common Equity and Related
 Stockholders' Matter

Principal Market

The company's Class A Common Stock is currently quoted on the OTC
Bulletin Board by fifteen market makers.

Stock Prices and Dividends Information



2008 Fiscal Year
                           High                  Low

May 1-July 31              7.42                  6.50
August 1-October 31        7.60                  6.50
November 1-January 31      6.88                  6.25
February 1-April 30        6.30                  5.24






2007 Fiscal Year
                           High                  Low

May 1-July 31              8.05                  7.00
August 1-October 31        7.50                  6.50
November 1-January 31      9.00                  7.20
February 1-April 30        8.75                  6.85


A dividend of $0.17 per common share was declared on September 30, 2007. This was the only dividend declared and paid during the 2008 fiscal year. As for fiscal year 2007, a dividend of $0.15 per common share was declared on September 30, 2006.

The number of holders of record of the company's Class A Common Stock as of April 30, 2008, was approximately 1,326.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
__________________

George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industries widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and are sold worldwide through distribution, who in turn sell our products to security installing companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 8.7% of revenues for fiscal year 2008 and 6.5% for 2007.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

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

Liquidity and Capital Resources
_______________________________

Operating
Net cash decreased $539,000 during the year ended April 30, 2008 as it decreased $884,000 during the year ended April 30, 2007. Accounts receivable decreased $416,000 during the current year as compared to a $213,000 decrease for last year. The decreases in cash flow for accounts receivable is a reflection of the decreases in sales. At April 30, 2008, 73.5% of the receivables were considered current (less than 45 days) and 7.5% of the total were over 90 days past due. For comparison, 77.2% of the receivables were current and 4.3% were past 90 days at April 30, 2007. Inventories increased $41,000 for the current year as compared to a $825,000 increase for the same period last year. Management has gotten a foothold on decreasing its purchases of raw materials during the current fiscal year to correspond to the decrease in sales. For the year ended April 30, 2008, prepaid expenses decreased $22,000, while there was increase of $8,000 for the corresponding period last year.For the current fiscal year, there have been income tax overpayments. There was a $334,000 increase in cash towards income tax overpayment for the year ending April 30, 2008. And there is a $133,000 decrease in cash towards income tax overpayment for the year ending April 30, 2007. Management paid income tax estimates based on prior year taxable income.

For the year ended April 30, 2008, accounts payable decreased $60,000 as compared to a $13,000 decrease for the same period the year before. The decreases in the cash flow towards accounts payable are a reflection of the slower sales the company experienced and reductions in the purchase of raw materials. Accrued expenses decreased by $15,000 for the year ended April 30, 2008, and these expenses also decreased $29,000 for the corresponding year ended April 30, 2007.

Investing
The Company issued a note receivable for $17,500 to an employee who purchased a vehicle from the company. The note matures in 5 years. As of April 30, 2008, the company has received $3,000 from the note with $1,000 being interest income. The Company purchased a Pick and Place machine to aid in the production of our redesigned pool alarms. The redesigned the pool alarm uses less parts and labor. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. We continuing the use of "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase treasury stock when the opportunity arises. For the year ended April 30 2008, the Company purchased $788,000 worth of treasury stock and $79,000 worth of treasury stock for the year ended April 30, 2007. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends has also prompted many stockholders, their relatives, and their descendants to sell their stock to the Company.

Financing
Cash flows from financing activities decreased by $829,000 for the year ended April 30, 2008, including the payment of dividends. The company declared a dividend of $0.17 per share of common stock on September 30, 2007 and these dividends were paid by October 31, 2007. Net cash used in financing activities was $740,000 for the year ended April 30, 2007. A dividend of $0.15 per common share was declared and paid during the second fiscal quarter last year.

Results of Operations
_____________________

GRI completed the fiscal year ending April 30, 2008, with a net profit of 19.8% net of sales. Net sales were at $11,444,000, down 14.72% over the previous year. Additionally, net income for the year ended April 30, 2008 was $2,265,000, down 24% from the prior year.

Although sales were down for the fiscal year ending April 30, 2008 we expect sales to stay steady and hopefully increase for the fiscal year ending April 30, 2009. The company's main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry has been performing poorly, the company's sales have decreased in relation to the economy. We are always researching and developing new products that will help our sales increase. We have many new products (which will be discussed in detail below) that we are planning to release into the marketplace during fiscal year end 2009. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers.
We have an excellent marketing department that is always on the lookout for new clients.

The costs of goods sold expenses stayed very consistent between this year and last year. For the year ended April 30, 2008, the cost of goods sold percentage was at 50.3% of net sales. This is an increase of 3.7% when comparing to fiscal year end 2007. We look for quality materials at the best possible price. We are overstocked on some raw materials due to a slow down in sales, and purchases that we were not able to delay vendor delivery times. We hire the number of production workers expected to finish products in a timely manner. As a result of reduced sales, management has implemented a temporary period of voluntary and mandatory days off to reduce labor costs. With these continued good practices, we expect to continue to achieve a gross profit margin of about 50 percent for the coming year.

At April 30, 2008, working capital increased by 1.25% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company's quick ratio decreased to 36.864 for the year ended April 30, 2008 from 37.238 for the year ended April 30, 2007. Cash and accounts receivable have decreased in the current year as a result of the decrease in sales, while current liabilities stayed approximately the same from year to year. At April 30, 2008, the only long-term liability on the books is deferred income tax of $79,000.

New product development
The HVAC Kit was designed and introduced in early June 2008. It is designed to help prevent the theft of air conditioning coils on homes and commercial buildings with the use of two or more GRI 4561 Tilt Switches and a panel specific resistor pack on 72" of wire. The 4561 Tilt Switches are used to protect the cover when it is moved or tipped over and the resistor wires are looped through the coils sending an alarm signal if the wires are cut. A GRI 4460A switch may also be used as extra protection for the cover. Other uses include fencing, compressors; or anywhere copper, aluminum or wiring can be removed.

We have developed a surface mount switch set, which is about a third of the size of a normal switch set. It has recently been put into production.
The switch set contains a magnet that can be used in wired or wireless applications. The switch set is designed to reduce visibility and to replace recessed switches that are drilled into the vinyl window frames. We expect to generate revenues between $100,000 to $200,000 on this product over the next year.

Final mold designs on our new # 4700-A industrial wide gap track mount overhead switches are in the final stages of approval. Production is expected to begin in October 2008. Our overhead switches fit into larger tracks, which facilitate ease of installation in the overhead doors. We expect this switch to generate revenues between $40,000 and $50,000 over the next year.

Engineering continues to work on the wireless line including pool alarm, security and environmental sensors. Components used in our hold-up switches are no longer available so we had to discontinue our HD series. A new, lower cost hold up switch is now being developed. Work also continues on the Pump Guard water valve controller and several custom products.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principals in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.
These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to accounts receivable; marketable securities; inventory; income taxes; and segment reporting.

Accounts Receivable-Accounts receivable are customer obligations due under normal trade terms. The company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. Management performs continuing credit evaluations of its customers' financial condition and the company generally does not require collateral.

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unantici-pated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off.

Marketable securities-The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are reported as earned.

In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value. When the cost basis exceeds the fair market value for approximately one year, management evaluates the nature of the investment, cause of mpairment and number of investments that are in an unrealized position. When it is determined that a security will probably remain impaired, a recognized loss is booked and the investment is written down to its new fair value. The investments are periodically evaluated to determine if impairment changes are required.

Inventories-Inventories are valued at the lower of cost or market value. Costs are determined using the average cost-pricing method. The company uses standard costs to price its manufactured inventories, approximating average costs. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company's overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations and actual results could differ from those estimates.

In addition, the Company records an inventory obsolescence reserve, which represents the cost of the inventory that has had no movement in over two years. There is inherent professional judgment and subjectivity made by management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

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

Item 7  Financial Statements


        Index to Financial Statements
       George Risk Industries, Inc.



Page

Independent Auditor's Report                      10

Balance Sheets April 30, 2008 and 2007            11

Statements of Income
   For the Years Ended April 30, 2008 and 2007    13

Statements of Comprehensive Income
  For the Years Ended April 30, 2008 and 2007     14

Statement of Changes in Stockholders' Equity
   For the Years Ended April 30, 2008 and 2007    15

Statements of Cash Flows
   For the Years Ended April 30, 2008 and 2007    17

Notes to Financial Statements                     19

     Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheets of George Risk Industries, Inc. as of April 30, 2008 and 2007, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2008 and 2007, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Haynie & Company


Littleton, Colorado
August 8, 2008




                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2008 and 2007


ASSETS
Current Assets
 Cash and cash equivalents                      $  4,072,000    $   4,611,000
 Investments and securities                       17,533,000       16,738,000
 Accounts receivable:
 Trade, net of $50,000 doubtful
  account allowance for 2008 and 2007              1,509,000        1,925,000
 Other                                                 1,000            3,000
 Note receivable, current                              3,000                0
 Income tax overpayment                              471,000          137,000
 Inventories                                       3,100,000        3,060,000
 Prepaid expenses                                    103,000          125,000
 Deferred current income taxes                       250,000          115,000
                                                ____________      ___________
Total Current Assets                            $ 27,042,000       26,714,000

Property and Equipment, net, at cost                 831,000          828,000

Other Assets
 Investment in Limited Land Partnership,
  at cost                                            200,000          200,000
 Projects in process                                  68,000           75,000
 Long-term receivable                                 60,000           60,000
 Note receivable                                      12,000                0
 Other                                                 1,000           18,000
                                                  ___________     ___________

Total Other Assets                              $     341,000    $    353,000
TOTAL ASSETS                                    $  28,214,000    $ 27,895,000
                                                _____________     ___________
                                                _____________     ___________


See accompanying notes to financial statements.
Page 11




                George Risk Industries, Inc.
                    Balance Sheets
               As of April 30, 2008 and 2007



             Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable, trade                              $   67,000    $   127,000
 Dividends payable                                       239,000        161,000
 Accrued expenses:
  Payroll and related expenses                           321,000        337,000
                                                       __________    ___________
   Total Current Liabilities                             627,000        625,000

Long-Term Liabilities
Notes payable                                                  0         25,000
Deferred income taxes                                     79,000         74,000
                                                      ___________   ___________
   Total Long-Term Liabilities                        $   79,000    $    99,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000        99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued and
   outstanding                                            850,000       850,000
 Additional paid-in capital                             1,736,000     1,736,000
 Accumulated other comprehensive income                   (67,000)      165,000
 Retained earnings                                     27,788,000    26,430,000
 Less: treasury stock,3,326,551 and
    3,166,104 shares, at cost                          (2,898,000)   (2,109,000)
                                                      ___________   ___________
   Total Stockholders' Equity                         $27,508,000   $27,171,000
                                                      ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $28,214,000   $27,895,000
                                                      ___________   ___________
                                                      ___________   ___________




See accompanying notes to financial statements.




                 George Risk Industries, Inc.
                    Income Statements
        For the Years Ended April 30, 2008 and 2007

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2008    Apr 30, 2007
                                       ___________    ____________

Net Sales                              $11,444,000     $13,419,000
Less: Cost of Goods Sold                (5,755,000)     (6,506,000)
                                       ___________     ___________
Gross Profit                           $ 5,689,000     $ 6,913,000

Operating Expenses:
  General and Administrative               735,000         689,000
  Sales                                  2,016,000       2,443,000
  Engineering                               72,000          69,000
  Rent Paid to Related Parties              53,000          53,000
                                       ___________     ___________
Total Operating Expenses               $ 2,876,000     $ 3,254,000
                                       ___________     ___________
Income From Operations                   2,813,000       3,659,000

Other Income (Expense)
 Other Income                               33,000           7,000
 Interest expense                           (6,000)              0
 Dividend and Interest Income              845,000         689,000
 Gain (Loss) on Investments               (163,000)        188,000
 Gain (Loss) on Sale of Assets              15,000               0
                                       ___________     ___________
                                       $   724,000     $   884,000

Income  Before  Provision  for
 Income Taxes                            3,537,000       4,543,000

Provision for Income Taxes
 Current Expense                         1,235,000       1,483,000
 Deferred tax expense                       37,000          79,000
                                       ___________     ___________
 Total Income Tax Expense                1,272,000       1,562,000

Net Income                             $ 2,265,000     $ 2,981,000


Basic and Diluted Earnings Per Share
 of Common Stock                       $      0.43     $      0.56

Weighted Average Number of
 Common Shares Outstanding               5,307,829       5,340,769



See accompanying notes to financial statements.




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                  For the Years Ended April 30, 2008 and 2007

                                            Year           Year
                                           Ended           Ended
                                        Apr 30,2008    Apr 30, 2007
                                        ___________    ____________

Net Income                               $2,265,000     $ 2,891,000
                                         __________      __________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                   (399,000)        204,000
 Less: reclassification adjustment for
   (gains) losses included in net income    163,000        (188,000)
 Income tax expense related to other
   comprehensive income                      99,000          (7,000)
                                         __________      __________

Other Comprehensive Income                 (137,000)          9,000

Comprehensive Income                     $2,128,000      $2,990,000
                                         __________      __________
                                         __________      __________


See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2008 and 2007


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount



Balances, April 30,
 2006                     4,100     $ 99,000    8,502,832   $ 850,000

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.15 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2007                     4,100       99,000    8,502,832     850,000



Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.17 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2008                     4,100     $ 99,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________





See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2008 and 2007

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
          ______________
Capital     Shares      Amount      Income       Earnings      Total




$1,736,000  3,155,819  $(2,030,000)   $ (39,000)  $22,250,000  $24,866,000


         -     10,285      (79,000)           -             -      (79,000)



         -          -            -            -      (801,000)    (801,000)

         -          -            -      204,000             -      204,000

         -          -            -            -     2,981,000    2,981,000
__________  _________  ___________  ___________   ___________  ___________

 1,736,000  3,166,104   (2,109,000)     165,000    26,430,000   27,171,000
__________  _________  ___________  ___________   ___________  ___________

         -    160,447     (789,000)           -             -     (789,000)



         -          -            -            -      (907,000)    (907,000)

         -          -            -     (232,000)             -    (232,000)

         -          -            -            -     2,265,000    2,265,000
__________  _________  ___________  ___________   ___________  ___________

$1,736,000  3,326,551  $(2,898,000) $   (67,000)  $27,788,000  $27,508,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________




See accompanying notes to financial statements.


                   George Risk Industries, Inc.
                     Statements of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2008    Apr 30, 2007
                                       ___________    ____________
Cash Flows from Operating Activities:
Net income                              $2,265,000    $2,981,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            170,000       180,000
   (Gain) loss on sale of investments      163,000      (188,000)
   (Gain) loss on sale of property and
     equipment                             (15,000)            0
   Economic development debt relieved      (25,000)            0
   Reserve for obsolete inventory                0        35,000
   Deferred income taxes                    37,000       198,000
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                   416,000       213,000
     Inventories                           (41,000)     (825,000)
     Prepaid expenses                       22,000        (8,000)
     Other receivables                       2,000        (3,000)
     Notes Receivable                        2,000             0
     Income tax overpayment               (334,000       133,000
     Long-term receivable                        0       (60,000)
    Increase (decrease) in:
     Accounts payable                      (60,000)      (13,000)
     Accrued expenses                      (15,000)      (29,000)
                                        __________    __________
    Net cash provided by (used in)
     operating activities               $2,587,000   $ 2,614,000
                                        __________    __________

Cash Flows From Investing Activities:
 Other assets manufactured and purchased    25,000       (62,000)
 (Purchase) of property and equipment     (176,000)      (82,000)
 Proceeds from sale of marketable
  securities                             5,510,000     8,387,000
 (Purchase) of marketable securities    (6,868,000)  (10,922,000)
 (Purchase) of treasury stock             (788,000)      (79,000)
                                        __________    __________
    Net cash provided by (used in)
     investing activities              ($2,297,000)  ($2,758,000)

Cash Flows From Financing Activities:
 Principal payments on long-term debt            0        (8,000)
 Dividends paid                           (829,000)     (732,000)
                                        __________    __________
   Net cash provided by (used in)
    financing activities                 ($829,000)    ($740,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                     ($  539,000)   $ (884,000)
                                        __________    __________
                                        __________    __________
Cash and Cash Equivalents, beginning
 of period                             $ 4,611,000    $5,495,000

Cash and Cash Equivalents,
 end of period                         $ 4,072,000    $4,611,000
                                        __________    __________
                                        __________    __________
Supplemental Disclosure for Cash
 Flow Information:
  Cash Payments for:
   Income taxes paid                   $ 1,567,000    $1,350,000
   Interest paid                       $     6,000    $        0

Supplemental Disclosure of Noncash
 Investing and Financing Activities
  Note receivable received in
   exchange for property and equipment $    17,500    $        0




See accompanying notes to financial statements
Page 17-18

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2008

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

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. As of April 30, 2008, the company has recorded an allowance for doubtful accounts of $50,000 for the years ended 2008 and 2007, respectively. Bad debt expense was $8,000 and $2,000 for April 30, 2008 and 2007, respectively.

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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $1,024,000
        Machinery and equipment        5-10        1,101,000
        Furniture and fixtures         5-10          134,000
        Leasehold improvements         5-32          174,000
        Buildings                       20           644,000
        Automotive and aircraft        3-5           381,000
        Software                       2-5           129,000
        Land                           N/A            13,000
                                                  __________
        Total                                      3,600,000
        Accumulated depreciation                  (2,769,000)
                                                  __________
        Net                                       $  831,000
                                                  __________
                                                  __________


Depreciation expense of $170,000 and $180,000 were charged to operations for the years ended April 30 2008 and 2007, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $357,000 and $339,000 for the years ended April 30 2008 and 2007, respectively.

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

Comprehensive Income-Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

Segment Reporting and Related Information-The Company discloses the results of its segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). The Company designated the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic area and major customers. At April 30, 2008, the Company operated in three segments organized by service line: pool alarm products, keyboard products, and security alarm and other products. See Note 9 for further segment information disclosures in accordance with SFAS No. 131.

Recently Issued Accounting Pronouncements-In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, that SFAS No. 157 will have on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.
SFAS 159 is effective for fiscal years beginning after November 15, 2007 and the Company will be required to adopt this statement in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are pre-sented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The statement will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

2.    INVENTORIES
Inventories at April 30, 2008 consisted of the following:




    Raw materials                               $2,029,000
    Work in process                                832,000
    Finished goods                                 344,000
                                                __________
                                                 3,205,000
                                                __________

    Less allowance for obsolete inventory         (105,000)
                                                __________
    Totals                                      $3,100,000
                                                __________
                                                __________


3.      MARKETABLE SECURITIES
The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between May 2008 and August 2031. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

As of April 30, 2008, investments available-for-sale consisted of the following:

		                        Gross	    Gross
	                  Cost	        Unrealized  Unrealized	 Fair
	                  Basis	        Gains	    Losses	 Value
Municipal bonds	         $ 8,326,000	$  45,000   $(193,000)	 $ 8,178,000
Federal agency mortgage
backed securities	 $   425,000    $   4,000   $       0	 $   429,000
Corporate bonds	         $   504,000	$   3,000   $ (24,000)   $   483,000
Equity securities	 $ 7,381,000	$ 610,000   $(561,000)	 $ 7,430,000
Money Markets and CDs	 $ 1,012,000	$   1,000   $       0    $ 1,013,000
Total	                 $17,648,000	$ 663,000   $(778,000)	 $17,533,000

In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $235,000 for the year ended April 30, 2008 and $57,000 for the year ended April 30, 2007.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2008.

	            Less than 12 months	        12 months or greater	         Total

Description	    Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	 Fair Value	Unrealized Loss
Municipal bonds	    $1,467,000	$  (43,000)	$3,092,000	$  (97,000)	 $4,559,000	$ (140,000)
Federal agency
mortgage backed
securities              --	    --	        $   50,000	     --	         $   50,000          --
Corporate bonds  	--	    --	        $  230,000	$  (24,000)	 $  230,000     $  (24,000)
Equity securities   $2,524,000	$ (434,000)	$  918,000	$ (179,000)	 $3,442,000	$ (613,000)
Total	            $3,991,000	$ (477,000)	$4,290,000	$ (300,000)	 $8,281,000	$ (777,000)


Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2008.

Federal Agency Mortgage-Backed Securities
The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2008.

Corporate Bonds
The Company's unrealized loss on investments in corporate bonds relates to several bonds. The contractual term of these investments does not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2008.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at April 30, 2008.

4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $13,000 were paid during the fiscal year ending April 30, 2008 and approximately $16,000 of matching contributions were paid during the fiscal year April 30, 2007. Discretionary contributions of approximately $5,100 and $4,600 were paid during 2008 and 2007, respectively.



5.    STOCKHOLDERS' EQUITY

Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2008.

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

During the fiscal year ended April 30, 2008, the Company purchased 160,447 shares of Class A common stock. Of those shares, 151,300 were purchased from one holder for $733,805.

Stock Transfer Agent-The Company does not have an independent stock transfer agent. The company maintains all stock records.

6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:




                                      April 30, 2008
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,265,000
                           __________
                           __________

   Basic EPS               $2,265,000    5,307,829     $.427
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.002)
                           __________    _________     _____
     Diluted EPS           $2,265,000    5,328,329     $.425
                           __________    _________     _____
                           __________    _________     _____






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
                           __________    _________     _____
                           __________    _________     _____



7.      COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
The Company leases a duplex from Eileen Risk, mother of the President/CEO of the company. One half of the duplex is used for storage of materials and accounting records. This lease requires an annual payment of $3,400 due each July 1 and payments of $300 on a month-to-month basis to the related party.

The Company also leases another building from Eileen Risk. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis.

Total lease expense under the above two arrangements was $25,000 for the fiscal years ended April 30, 2008 and 2007, respectively.

The company leases an airplane from the President/CEO, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2008 and 2007, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,072,000 for the year ended April 30, 2008 and $4,611,000 for the year ended April 30, 2007. Also we received interest income from FirstTier Bank in the amount of $193,000 for the year ended April 30,2008 and $140,000 for the year ended April 30,2007.

8.      INCOME TAXES

Reconciliation of income taxes with Federal and State taxable income:

                                     2008              2007
                                 ____________      ____________

 Income before income taxes        $3,536,000        $4,544,000
 State income tax deduction          (221,000)         (282,000)
 Capital loss carryforwards
  (utilized) accumulated                    0          (188,000)
 Interest and dividend income        (487,000)         (432,000)
 Domestic production activities
  deduction                          (179,000)         (109,000)
Nondeductible expenses
  and timing differences              154,000            (1,000)
                                   __________        __________

    Taxable income                 $2,803,000        $3,532,000
                                   __________        __________
                                   __________        __________


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income tax expense at statutory
 rate                               $1,477,000        $1,899,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                   (92,000)         (118,000)
  Interest and dividend income        (197,000)         (146,000)
  Domestic production activities       (75,000)          (46,000)
  Deferred taxes                        36,000            79,000
  Other temporary and
   permanent differences               123,000           106,000
                                    __________        __________

  Income tax expense                $1,272,000        $1,562,000
                                    __________        __________
                                    __________        __________


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          ____            ____

  Blended statutory rate                  41.8%           41.8%
                                          ____            ____
                                          ____            ____



Deferred tax asset (liabilities) consist of the following components at April 30, 2008 and 2007:

  Deferred tax current assets:
   Capital loss carryforward          $172,000         $202,000
   Accrued vacation                     30,000           32,000
   Accumulated unrealized (gain)/loss
    on investments                      48,000         (119,000)
                                      ________         ________

  Net deferred tax assets             $250,000         $115,000
                                      ________         ________
                                      ________         ________
  Deferred tax liabilities:
   Depreciation                        (79,000)         (74,000)
                                      ________         ________

   Net deferred tax liability         $(79,000)        $(74,000)
                                      ________         ________
                                      ________         ________


9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2008            2007

    Net revenue:
     Pool alarm products                 $  526,000      $ 1,068,000
     Keyboard products                      528,000        1,210,000
     Security alarm and other products   10,390,000       11,141,000
                                        ___________      ___________

    Total net revenue                   $11,444,000      $13,419,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Pool alarm products                $   129,000      $   291,000
     Keyboard products                      130,000          330,000
     Security alarm and other products    2,554,000        3,038,000
                                        ___________       __________
    Total income from operations        $ 2,813,000      $ 3,659,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Pool alarm products                $   209,000      $   259,000
     Keyboard products                      220,000          555,000
     Security alarm and other products    4,901,000        4,773,000
     Corporate general                   22,884,000       20,308,000
                                        ___________      ___________

    Total assets                        $28,214,000      $27,895,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Pool alarm products                $    13,000      $    14,000
     Keyboard products                            0                0
     Security alarm and other products      126,000          128,000
     Corporate general                       31,000           38,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   170,000      $   180,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Pool alarm products                $    36,000      $         0
     Keyboard products                            0                0
     Security alarm and other products      113,000           82,000
     Corporate general                       27,000                0
                                        ____________     ___________
      Total capital expenditures        $   176,000      $    82,000
                                        ____________     ___________
                                        ____________     ___________



10.    CONCENTRATIONS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $100,000. For the years ended April 30, 2008 and 2007, the Company's had uninsured balances of $3,972,000 and $4,511,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The company has sales to a security alarm distributor representing 42% of total sales for the year ended April 30, 2008 and 39% for the year ended April 30, 2007. This distributor accounted for 43% and 37% of accounts receivable at April 30, 2008 and 2007, respectively.

Security switch sales made up 84% of the total sales for the fiscal year ended April 30, 2008 and it made up 80% of the total sales for the year ended April 30, 2007.

Item 8  Disagreements on Accounting and Financial Disclosures
There were no disagreements with accountants on accounting and financial disclosure.


Item 8A(T)	Controls and Procedures

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2008, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting:
There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide no reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that as of April 30, 2008 our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Item 8B    Other Information

None.

Part III


Item 9  Directors and Executive Officers of the Registrant
(a)  Identification of Directors and Executive Officers

All of the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information is furnished with respect to each director and executive officer:


                                                                    Director or
Name               Principal Occupation or Employment        Age    Officer Since


Ken R. Risk        Chairman of the Board and President        60    April 25, 1977

Stephanie Risk     Chief Financial Officer/Director           36    August 8, 1999

Sharon Westby      Secretary/Treasurer                        56    June 16, 2006

Jerry Andersen     Director, retired                          77    August 28, 1978

Donna Debowey      Director, retired GRI plant manager        70    July 12, 2005

Joel H. Wiens      Vice-Chairman, FirsTier Banks              78    September 6, 2007



The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2008:


Name	           Director's    Stock    Option   Non-equity      Non-qualified
                   Fees Paid     Awards   Awards   incentive       deferred
                                                   plan            compensation
                                                   compensation	   earnings	 Total
Ken Risk (1)         --           --       --       --               --            --
Stephanie Risk (1)   --           --       --       --               --            --
Sharon Westby  (1)   --           --       --       --               --            --
Jerry Andersen (2) $ 150.00       --	   --	    --	             --	         $ 150.00
Donna Debowey  (2) $ 150.00       --	   --	    --	             --	         $ 150.00
Joel H.Wiens   (2) $ 150.00       --	   --	    --	             --	         $ 150.00


The inside directors (1), or employees of the company, do not receive additional compensation for their services. Outside directors (2) are paid $150 per meeting for their services.

(b)  Business Experience of Directors and Executive Officers

Ken R. Risk, chairman of the board, president and director, worked with the company after he returned from naval service for several years. His duties included the position of plant manager, and helping in purchasing and sales aspects of the company. He left GRI in 1977 to start his own company, Platte Valley Sales, in Hastings, Nebraska. He returned to the company to assume the position of president and CEO in late 1989 after the death of his father, George Risk.

Stephanie Risk, chief financial officer and controller, has over ten years' experience in the accounting field. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.

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

Jerry Andersen, director, worked in the banking industry from 1967 until his retirement in August 2000. He was the Senior Vice President at American National Bank in Kimball, NE. His position with the bank for many years was as loan officer and for the last four years he was put in charge of legal and compliance requirements.

Donna Debowey, director, worked in various retail stores and restaurants until she started at GRI in 1968. She started on the production line, but quickly worked her way up the ranks. She has been a production line supervisor, head of quality control and she was named the plant manager and senior vice president in 1998 and held that position until her retirement in 2003.

Joel H. Wiens, director, is an entrepreneur who has many business interests. A few of his many jobs include: vice-chairman and principal shareholder of FirsTier Banks Nebraska/Wyoming, chairman of FirsTier II BanCorporation (which owns FirsTier Bank Nebraska/Wyoming), vice-chairman and principal shareholder of FirsTier Banks Colorado, chairman of FirsTier BanCorp (which owns FirsTier Bank Colorado), chairman of Rite-A-Way Industries (lodging and hospitality industries), real estate investments, ranching and livestock, and insurance products.


(c)Identification of Certain Significant Employees

Ken R. Risk, Sharon Westby and Stephanie Risk are also employees of the company.
 (See Item 9 [b].)

(d)  Involvement in Certain Legal Proceedings

None.

(e)  Audit Committee Financial Expert

The Company has no standing audit, nominating, or compensation committee, or any committee performing similar functions.

Item 10  Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company's fiscal years ended April 30, 2008 and 2007 (no other officer had compensation over $100,000):

                                                                             Change
                                                                           in Pension
                                                                            Value and
                                                                           Non-qualified
Name and                                                    Non-Equity      Deferred     All Other
principal                                  Stock    Option  Incentive Plan Compensation Compen-
position       Year     Salary   Bonus     Awards   Awards  Compensation   Earnings     sation    Total
______         ____    ______    _____     _____    ____    ________        ________    ________  ________
Ken A. Risk,   2008    $62,000   $115,000   --      --      --              --          $3,000    $180,000
Chief
Executive
Officer	       2007    $60,000   $133,000   --      --      --              --          $2,000    $195,000






Ken R. Risk does not have an employment contract with the company. He receives a base salary and bonus/commission based on a percentage of sales for the year. Other compensation consists of a yearly discretionary match by the company, which includes the unused medical reimbursement funds from the prior year, and the contribution match made by the company into the 401K plan. The match consists of 25% of the deferral that is made by the employee, up to 4% of their earnings.

Item 11  Security Ownership of Certain Beneficial Owners and Management
Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 2008.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,949,354       56.98%
A         Kimball, NE
          69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 12  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2008, 2007, and 2006, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                      2008                 2007           2006

Airplane Lease
  Ken R. Risk, President and CEO   $27,000              $27,000        $27,000


Building and Warehouse
 Leases/Rentals

 Eileen M. Risk,
  Mother of CEO                    $ 3,400              $ 3,400        $ 3,400
 Eileen M. Risk,
  Mother of CEO                    $ 3,600              $ 3,600        $ 3,600

 Eileen M. Risk,
  Mother of CEO                    $ 9,210              $18,420        $18,420

 Ken R. Risk, President and CEO    $ 9,210              $     0        $     0





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

31.2   Certification pursuant to Rule 13a-14(a) of the Chief Financial Officer

32.1   Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer

32.2   Certification pursuant to 18 U.S.C. 1350 of the Chief Financial Officer

Item 14  Principal Accountant Fees and Services
1)Audit Fees

On November 1, 2007, Mason Russell West, LLC merged with and changed their name to Haynie & Company.
For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our financial statements for Form 10-QSB. The amounts are listed below:

     FYE 2008  $30,500     Haynie & Company
     FYE 2007  $29,250     Haynie & Company (formally Mason Russell West, LLC)

2) Audit-Related Fees

The company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

     FYE 2008   $ 4,500    Haynie & Company
     FYE 2007   $ 4,485    Haynie & Company (formally Mason Russell West, LLC)

3)Tax Fees

The company incurred aggregate fees or expenses for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal year ending 2008. The company did not incur any of the above mentioned fees for fiscal year end 2007. These services are included in our audit fees and are not billed separately. The amounts are listed below:

     FYE 2008	 $ 1,000   Haynie & Company
     FYE 2007	 $     0   Haynie & Company (formally Mason Russell West, LLC)


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

/s/  Ken R. Risk                                    Date
 Ken R. Risk, President and Chairman of the Board   August 12, 2008




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Ken R. Risk          President and              Date
Ken R. Risk              Chairman of the Board      August 12, 2008


/s/ Stephanie M. Risk    Chief Financial Officer    Date
Stephanie M. Risk        and Controller             August 12, 2008


/s/ Jerry Andersen       Director                   Date
Jerry Andersen                                      August 12, 2008


/s/ Joel H. Wiens        Director                   Date
Joel H. Wiens                                       August 12, 2008


/s/ Donna Debowey        Director                   Date
Donna Debowey                                       August 12, 2008