Form 10QSB
period 2008-07-31
RISK GEORGE INDUSTRIES INC
filed 2008-09-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2008

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 15, 2008 was 5,176,131.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three-month period ended July 31, 2008, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                               July 31,       April 30,
                                                 2008           2008
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 4,410,000    $ 4,072,000
     Investments and securities               17,242,000     17,533,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account
          allowance for 2008 and 2007          1,392,000      1,509,000
        Other                                      3,000          1,000
     Note receivable, current                      3,000          3,000
     Income tax overpayment                      246,000        471,000
     Inventories                               3,143,000      3,100,000
     Prepaid expenses                             93,000        103,000
     Deferred current income taxes               509,000        250,000
                                             ------------   ------------
Total Current Assets                         $27,041,000    $27,042,000

Property and Equipment, net, at cost             820,000        831,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   200,000        200,000
     Projects in process                          66,000         68,000
     Long-term receivable                         60,000         60,000
     Note receivable                              12,000         12,000
     Other                                             0          1,000
                                             ------------   ------------
Total Other Assets                           $   338,000    $   341,000

TOTAL ASSETS                                 $28,199,000    $28,214,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                               July 31,       April 30,
                                                 2008           2008
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    69,000    $    67,000
     Dividends payable                           238,000        239,000
     Accrued expenses:
        Payroll and related expenses             259,000        321,000
        Property taxes                             2,000              0
                                             ------------   ------------
Total Current Liabilities                    $   568,000    $   627,000

Long-Term Liabilities
     Deferred income taxes                        69,000         79,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    69,000    $    79,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income     (407,000)       (67,000)
     Retained earnings                        28,182,000     27,788,000
     Treasury stock, 3,326,701 and 3,326,551
        shares, at cost                       (2,898,000)    (2,898,000)
                                             ------------   ------------
Total Stockholders' Equity                   $27,562,000    $27,508,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $28,199,000    $28,214,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007

                                                       July 31,
                                                 2008           2007
                                             ------------   ------------
Net Sales                                    $ 2,445,000    $ 3,239,000
   Less:  Cost of Goods Sold                  (1,197,000)    (1,530,000)
                                             ------------   ------------
Gross Profit                                 $ 1,248,000    $ 1,709,000

Operating Expenses:
   General and Administrative                    179,000        174,000
   Sales                                         502,000        543,000
   Engineering                                    18,000         21,000
   Rent Paid to Related Parties                   16,000         16,000
                                             ------------   ------------
Total Operating Expenses                     $   715,000    $   754,000

Income From Operations                           533,000        955,000

Other Income (Expense)
   Other Income                                    2,000          1,000
   Dividend and Interest Income                  209,000        205,000
   Gain (Loss) on Sale of Investments           (150,000)        96,000
                                             ------------   ------------
                                             $    61,000    $   302,000

Income Before Provisions for Income Taxes        594,000      1,257,000

Provisions for Income Taxes
    Current Expense                              224,000        398,000
    Deferred tax expense                         (24,000)        36,000
                                             ------------   ------------
     Total Income Tax Expense                $   200,000    $   434,000

Net Income                                   $   394,000    $   823,000

Basic and Diluted Earnings Per Share of
    Common Stock                             $      0.08    $      0.15

Weighted Average Number of Common Shares
   Outstanding                                 5,176,197      5,335,666

                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2008           2007
                                             ---------------------------
Net Income                                   $   394,000    $   823,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                    (340,000)      (203,000)
     Reclassification adjustment for (gains)
       losses included in net income             150,000        (96,000)
     Income tax expense related to other
       comprehensive income                      (79,000)      (125,000)
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $  (269,000)   $  (424,000)

Comprehensive Income (Loss)                  $   125,000    $   399,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2008           2007
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   394,000    $   823,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 41,000         41,000
     (Gain) loss on sale of investments          150,000        (96,000)
     Deferred income taxes                       (24,000)        36,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    116,000        104,000
          Inventories                            (43,000)       129,000
          Prepaid expenses                        10,000         18,000
          Other receivables                       (2,000)             0
          Income tax overpayment                 224,000              0
       Increase (decrease) in:
          Accounts payable                         2,000        (76,000)
          Accrued expenses                       (60,000)       (69,000)
          Income tax payable                           0        398,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   808,000    $ 1,308,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                        2,000         23,000
  (Purchase) of property and equipment           (29,000)       (87,000)
  Proceeds from sale of marketable securities    609,000      1,443,000
  (Purchase) of marketable securities         (1,052,000)    (2,052,000)
  Proceeds from note receivable                    1,000              0
  (Purchase) of treasury stock                    (1,000)       (10,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (470,000)   $  (683,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used in) financing
  activities                                 $         0    $         0

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   338,000    $   625,000

Cash and cash equivalents, beginning of
  period                                     $ 4,072,000    $ 4,611,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,410,000    $ 5,236,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                                   $0             $0
       Interest expense                               $0             $0

     Cash receipts for:
       Income taxes                                   $0             $0

Supplemental Disclosure of Noncash and
  Financing Activities
     Issuance of treasury stock in lieu of
       compensation                                   $0             $0

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2008


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 annual report on Form 10KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value. Available -for-sale investments in debt securities mature between September 2008 and August 2031. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stock-holder's equity. Dividend and interest income are accrued as earned.

     As of July 31, 2008, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 8,621,000  $    35,000   $  (261,000) $ 8,395,000
Federal agency mortgage
backed securities        $   375,000  $     2,000   $    (2,000) $   375,000
Corporate bonds          $   504,000  $         0   $   (36,000) $   468,000
Equity securities        $ 7,419,000  $   467,000   $  (904,000) $ 6,982,000
Money markets/CDs        $ 1,022,000  $         0   $         0  $ 1,022,000
                         ------------ ------------  ------------ ------------
   Total                 $17,941,000  $   504,000   $(1,203,000) $17,242,000

     In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $104,000 for the quarter ended July 31, 2008 and $5,000 for the quarter ended July 31, 2007.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2008.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
    $1,541,000  $ (60,000)  $3,661,000  $(122,000)  $ 5,202,000  $  (182,000)
Federal agency mortgage backed securities
          --         --     $  198,000  $  (2,000)  $   198,000  $    (2,000)
Corporate bonds
          --         --     $  468,000  $ (36,000)  $   468,000  $   (36,000)
Equity securities
    $2,747,000  $(520,000)  $1,653,000  $(464,000)  $ 4,400,000  $  (984,000)
    ----------- ----------  ----------- ----------  ------------ ------------
Total
    $4,288,000  $(580,000)  $5,980,000  $(624,000)  $10,268,000  $(1,204,000)

Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2008.

Federal Agency Mortgage-Backed Securities
The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company pur-chased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's in-vestment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2008.

Corporate Bonds
The Company's unrealized loss on investments in corporate bonds relates to several bonds. The contractual term of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2008.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the in-dividual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at July 31, 2008.


Note 3    Inventories

     Inventories at July 31, 2008, consisted of the following:

          Raw Materials                                $ 1,981,000
          Work in Process                                  851,000
          Finished Goods                                   416,000
                                                       ------------
                                                       $ 3,248,000
          Less: allowance for obsolete inventory          (105,000)
                                                       ------------
          Net Inventories                              $ 3,143,000
                                                       ============


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2008           2007
                                             ---------------------------
Net revenue:
     Security alarm products                   2,156,000      2,537,000
     Other products                              289,000        702,000
                                             ------------   ------------
Total net revenue                            $ 2,445,000    $ 3,239,000

Income from operations:
     Security alarm products                     470,000        748,000
     Other products                               63,000        207,000
                                             ------------   ------------
Total income from operations                 $   533,000    $   955,000

Identifiable assets:
     Security alarm products                   4,177,000      4,039,000
     Other products                            1,086,000      1,496,000
     Corporate general                        22,936,000     23,077,000
                                             ------------   ------------
Total assets                                 $28,199,000    $28,612,000

Depreciation and amortization:
     Security alarm products                       7,000          8,000
     Other products                               26,000         26,000
     Corporate general                             8,000          7,000
                                             ------------   ------------
Total depreciation and amortization          $    41,000    $    41,000

Capital expenditures:
     Security alarm products                           0          2,000
     Other products                               21,000         85,000
     Corporate general                             8,000              0
                                             ------------   ------------
Total capital expenditures                   $    29,000    $    87,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2008
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    394,000
                                   =============
Basic EPS                          $    394,000       5,176,197   $ 0.0761
Effect of dilutive securities:
   Convertible preferred stock                0          20,500    (0.0003)
                                   -------------  --------------  ---------
Diluted EPS                        $    394,000       5,196,697   $ 0.0758



                                   For the three months ended July 31, 2007
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    823,000
                                   =============
Basic EPS                          $    823,000       5,335,666   $  0.154
Effect of dilutive securities:
   Convertible preferred stock                0          20,500     (0.001)
                                   -------------  --------------  ---------
Diluted EPS                        $    823,000       5,356,166   $  0.153


Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during the quarter ending
July 31, 2008 and approximately $4,000 of matching contributions were paid during the quarter ending July 31, 2007. There were no discretionary con-tributions paid during the quarters ending July 31, 2008 and 2007, re-spectively.

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2008.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $338,000 during the quarter ended July 31, 2008 as com-pared to an increase of $625,000 during the corresponding quarter last year. Accounts receivable decreased $116,000 for the quarter ending July 31, 2008 compared with a $104,000 decrease for the same quarter last year. The reason for the increase in cash towards accounts receivable is two fold. First, the Company is collecting on receivables at a faster rate that the same period last year and secondly, sales have decreased. At the quarter ended July 31, 2008, 86.09% of the receivables are considered current (less than 45 days) and 1.75% of the total are over 90 days past due. This is in comparison to having 78.14% of the receivables considered current and 7.37% over 90 days past due at July 31, 2007. Inventories increased $43,000 during the current quarter as compared to a $129,000 decrease last year. There are two reasons for the increase in cash flow towards inventory during the quarter ended
July 31, 2008. First, our sales have decreased and management has not been able to slow down the delivery on some major products and secondly, there have been significant price increases of raw materials. At the quarter ended July 31, 2008 there was an $10,000 decrease in prepaid expenses, while at July 31, 2007, there was a $18,000 decrease. Income tax overpayment de-creased $224,000 for the quarter ended July 31, 2008, while there was no overpayment for the corresponding quarter last year. Management paid income tax estimates based on prior year taxable income.

At the quarter ended July 31, 2008, accounts payable shows an increase of $2,000 as compared to a decrease of $76,000 for the same quarter the year before. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses decreased $60,000 for the current quarter as compared to a $69,000 decrease for the quarter ended July 31, 2007. This is due to reduced sales commissions and fewer employees.

Investing
---------
As for our investment activities, the Company has spent approximately $29,000 on acquisitions of property and equipment for the current fiscal quarter. In comparison with the corresponding quarter last year, there was activity of $87,000. The major increase of property and equipment for the quarter ending July 31, 2008 was the completion and capitalization of a mold that was pre-viously a project in process. Additionally, the Company continues to pur-chase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2008 was $1,052,000 compared with $2,052,000 spent during the quarter ended July 31, 2007. We continue to use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2008, the Company purchased $1,000 worth of treasury stock and $10,000 worth of treasury stock for the quarter ended July 31, 2007. We have been actively searching for stockholders that have been "lost" over the years. The pay-ment of dividends over the last four fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2008           2007
                                             ---------------------------
     Working capital                         $ 26,473,000   $ 26,667,000
     Current ratio                                 47.607         36.988
     Quick ratio                                   40.570         32.591


Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,445,000 for the quarter ended July 31, 2008, which is a de-crease of 24.5% from the corresponding quarter last year. Net sales for the quarter ended July 31, 2007 were $3,329,000. The majority of the Company's products are tied to the housing market. The decline in sales for the com-pany is a direct result of the decline in the housing market of late. Cost of goods sold was 48.96% of net sales for the quarter ended July 31, 2008 and 47.24% for the quarter ended July 31, 2007. Having relatively the same per-centage of cost of goods sold from period to period shows that we keep our costs in line. As a result of the slow down in sales, management has com-pensated by taking extra effort in keeping labor and other manufacturing ex-penses down.

Operating expenses were 29.2% of net sales for the quarter ended July 31, 2008 as compared to 23.3% for the corresponding quarter last year. Keeping operating expenses under 30% of net sales, as management has been able to achieve over the years, shows that management keeps a close eye on these ex-penses from year to year. Any fixed costs are offset by the decrease in selling expenses. Specifically, selling expense has decreased 7.6% for the quarter ending July 31, 2008. This is a result of the decrease in sales be-cause commissions are less when comparing the same numbers to the correspond-ing quarter last year. Income from operations for the quarter ended July 31, 2008 was at $533,000, which is a 44.2% decrease from the corresponding quarter last year, which had income from operations of $955,000.

Other income and expenses showed a $61,000 gain for the quarter ended
July 31, 2008 as compared to having a $302,000 gain for the quarter ended July 31, 2007. The main reason for the difference in the amount of the gains in other income from one quarter to the other is that management had to write down $104,000 for impaired investments, as compared to a write down of $5,000 for the same quarter last year. In turn, net income for the quarter ended July 31, 2008 was at $394,000, a 52.1% decrease from the corresponding quarter last year, which showed net income of $823,000. Earnings per share for the quarter ended July 31, 2008 were $0.08 per common share and $0.15 per common share for the quarter ended July 31, 2007.

New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
The HVAC Kit was designed and introduced in early June 2008. It is designed to help prevent the theft of air conditioning coils on homes and commercial buildings with the use of two or more GRI 4561 Tilt Switches and a panel specific resistor pack on 72" of wire. The 4561 Tilt Switches are used to protect the cover when it is moved or tipped over and the resistor wires are looped through the coils sending an alarm signal if the wires are cut. A GRI 4460A switch may also be used as extra protection for the cover. Other uses include fencing, compressors; or anywhere copper, aluminum or wiring can be removed. News stories on copper theft occurring across the country have lead to strong sales of this product.

We have developed a surface mount switch set, which is about a third of the size of a normal switch set. It has recently been put into production. The switch set contains a magnet that can be used in wired or wireless applica-tions. The switch set is designed to reduce visibility and to replace re-cessed switches that are drilled into the vinyl window frames. We expect to generate revenues of $100,000 to $200,000 on this product over the next year.

Final mold designs on our new #4700-A industrial wide gap track mount over-head switches are in the final stages of approval. Production is expected to begin in October 2008. Our overhead switches fit into larger tracks, which facilitate ease of installation in the overhead doors. We expect this switch to generate revenues of $40,000 and $50,000 over the next year.

Engineering continues to work on the wireless line including pool alarm, security and environmental sensors. A new, lower cost hold-up switch is now being developed to replace discontinued components that are no longer avail-able. Work also continues on the Pump Guard water valve controller and several custom products.

Recently Issued Accounting Pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and ex-pands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, that SFAS No. 157 will have on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.
The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are re-ported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and the Company will be required to adopt this statement in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and can-not estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting prin-ciples (GAAP) in the United States (the GAAP hierarchy). The statement will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Pre-sent Fairly in Conformity With Generally Accepted Accounting Principles.

Other Information
~~~~~~~~~~~~~~~~~
Management is always open to the possibility to acquire a business that would complement our existing operations. This would require no outside financing. The intent is to utilize the equipment, marketing techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of GRI's products, since we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

                        GEORGE RISK INDUSTRIES, INC.


                     PART I.     FINANCIAL INFORMATION


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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A(T).   Controls and Procedures

Evaluation of disclosure controls and procedures:
*************************************************
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2008, our president and chief executive officer and our chief financial of-ficer have concluded that our disclosure controls and procedures are effec-tive such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summa-rized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objec-tives of the control systems are met, and no evaluation of controls can pro-vide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting:
******************************************************
There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially af-fected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting:
************************************************************************
Our management is responsible for establishing and maintaining adequate in-ternal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of fi-nancial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Be-cause of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide no reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of com-pliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal ac-counting officer, conducted an evaluation of the effectiveness of our inter-nal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our manage-ment concluded that as of July 31, 2008 our internal control over financial reporting is effective.

This quarterly report does not include an attestation report of the Corpor-ation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31. Certifications pursuant to Rule 13a-14(a)
            31.1 Certification of the Chief Executive Officer
            31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C 1350
            32.1 Certification of the Chief Executive Officer
            32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2008

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-15-2008                    By:  /s/ Kenneth R. Risk
                                   Kenneth R. Risk
                                   President and Chairman of the Board

Date 09-15-2008                    By:  /s/ Stephanie M. Risk
                                   Stephanie M. Risk
                                   Chief Financial Officer and Controller