Form 10-Q
period 2008-10-31
RISK GEORGE INDUSTRIES INC
filed 2008-12-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2008

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 15, 2008 was 5,175,831.

Transitional Small Business Disclosure Format:   Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2008, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              October 31,     April 30,
                                                 2008           2008
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 3,376,000    $ 4,072,000
     Marketable securities (Note 2)           15,592,000     17,533,000
     Accounts receivable:
        Trade, net of $50,000 doubtful account
          allowance for 2008 and 2007          1,449,000      1,509,000
        Other                                      2,000          1,000
     Note receivable, current                      3,000          3,000
     Income tax overpayment                      719,000        471,000
     Inventories                               3,154,000      3,100,000
     Prepaid expenses                             94,000        103,000
     Deferred income taxes                     1,225,000        250,000
                                             ------------   ------------
Total Current Assets                         $25,614,000    $27,042,000

Property and Equipment, net at cost          $   789,000    $   831,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  200,000        200,000
     Projects in process                         106,000         68,000
     Long-term receivable                         60,000         60,000
     Note receivable                              11,000         12,000
     Other                                             0          1,000
                                             ------------   ------------
Total Other Assets                           $   377,000    $   341,000

TOTAL ASSETS                                 $26,780,000    $28,214,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              October 31,     April 30,
                                                 2008           2008
                                             ------------   ------------
                                              (unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    98,000    $    67,000
     Dividends payable                           317,000        239,000
     Accrued expenses
        Payroll and other expenses               212,000        321,000
                                             ------------   ------------
Total Current Liabilities                    $   627,000    $   627,000

Long-Term Liabilities
     Deferred income taxes                        60,000         79,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    60,000    $    79,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income   (1,340,000)       (67,000)
     Retained earnings                        27,647,000     27,788,000
     Treasury stock, 3,327,001 and 3,326,551
        shares, at cost                       (2,899,000)    (2,898,000)
                                             ------------   ------------
Total Stockholders' Equity                   $26,093,000    $27,508,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $26,780,000    $28,214,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                            INCOME STATEMENTS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2008         2008          2007         2007
                         ---------------------------------------------------
Net Sales                $ 2,470,000  $ 4,914,000   $ 3,007,000  $ 6,246,000
Less: cost of goods sold  (1,175,000)  (2,371,000)   (1,483,000)  (3,014,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,295,000  $ 2,543,000   $ 1,524,000  $ 3,232,000

Operating Expenses:
  General and
    administrative           205,000      383,000       188,000      362,000
  Selling                    444,000      947,000       477,000    1,020,000
  Engineering                 21,000       38,000        24,000       44,000
  Rent paid to related
    parties                   12,000       28,000        12,000       28,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   682,000  $ 1,396,000   $   701,000  $ 1,454,000

Income From Operations       613,000    1,147,000       823,000    1,778,000

Other Income (Expense)
  Other                        1,000        3,000         1,000        2,000
  Dividend and interest
    income                   184,000      393,000       196,000      401,000
  Gain (loss) on
    investments             (394,000)    (544,000)       50,000      146,000
  Gain (loss) on sale
    of assets                      0            0        15,000       15,000
                         ------------ ------------  ------------ ------------
                         $  (209,000) $  (148,000)  $   262,000  $   564,000

Income Before Provisions
  for Income Tax             404,000      999,000     1,085,000    2,342,000

Provisions for Income Tax
  Current expense           (114,000)    (338,000)     (325,000)    (723,000)
  Deferred tax benefit
    (expense)                 55,000       78,000        (5,000)     (41,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $   (59,000) $  (260,000)  $  (330,000) $  (764,000)

Net Income               $   345,000  $   739,000   $   755,000  $ 1,578,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.17
    per share)           $  (880,000) $  (880,000)  $  (907,000) $  (907,000)

Income Per Share of Common Stock:
    Basic                      $0.07        $0.14         $0.14        $0.30
    Assuming Dilution          $0.07        $0.14         $0.14        $0.29

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,175,998    5,176,098     5,334,878    5,335,272
    Diluted                5,196,498    5,196,598     5,355,378    5,355,772

                        GEORGE RISK INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2008         2008          2007         2007
                         ----------------------------------------------------
Net Income               $   345,000  $   739,000   $   755,000  $ 1,578,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period       (1,861,000)  (2,581,000)      419,000      153,000
    Reclassification adjustment
      for (gains) losses included
      in net income          258,000      393,000       (41,000)    (126,000)
    Income tax expense related
      to other comprehensive
      income                 670,000      915,000      (158,000)     (11,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $  (933,000) $(1,273,000)  $   220,000  $    16,000

Comprehensive Income     $  (588,000) $  (534,000)  $   975,000  $ 1,594,000
                         ============ ============  ============ ============


                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                               Six months     Six months
                                                 ended          ended
                                              October 31,    October 31,
                                                  2008           2007
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   739,000    $ 1,578,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 82,000         86,000
     (Gain) loss on sale of investments          544,000       (146,000)
     (Gain) loss on sales of assets                    0        (15,000)
     Deferred income taxes                       (78,000)        41,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     59,000        194,000
          Inventories                            (54,000)        48,000
          Prepaid expenses                         9,000          8,000
          Other receivables                       (1,000)             0
          Income tax overpayment                (248,000)      (240,000)
       Increase (decrease) in:
          Accounts payable                        31,000        (29,000)
          Accrued expenses                      (109,000)        33,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   974,000    $ 1,558,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (38,000)        54,000
  Proceeds from sale of assets                         0         17,000
  (Purchase) of property and equipment           (39,000)      (172,000)
  Proceeds from sale of marketable securities      1,000      1,163,000
  (Purchase) of marketable securities           (792,000)    (2,078,000)
  (Loans) made to employees                            0        (25,000)
  Collections of loans to employees                2,000         10,000
  (Purchase) of treasury stock                    (2,000)       (12,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (868,000)   $(1,043,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                (802,000)      (829,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $  (802,000)   $  (829,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $  (696,000)   $  (314,000)

Cash and cash equivalents, beginning of
  period                                     $ 4,072,000    $ 4,611,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,376,000    $ 4,297,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $   586,000    $   902,000
       Interest expense                      $         0    $         0

     Cash receipts for:
       Income taxes                          $         0    $         0



                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2008

Note 1		Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principals for com-plete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the com-pany's annual report on Form 10KSB for the year ended April 30, 2008 with the SEC. In the opinion of management, all adjustments, consisting only of nor-mal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily in-dicative of the results for any other quarter or for the full year.

Note 2		Marketable Securities

	The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value. Available -for-sale investments in debt securities mature between December
2008 and August 2031. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stock-holder's equity. Dividend and interest income are accrued as earned.

     As of October 31, 2008, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 8,464,000  $    11,000   $  (438,000) $ 8,037,000
Federal agency mortgage
backed securities        $   375,000  $     1,000   $    (1,000) $   375,000
Corporate bonds          $   469,000  $         0   $   (70,000) $   399,000
Equity securities        $ 6,998,000  $   128,000   $(1,933,000) $ 5,193,000
Money markets/CDs        $ 1,589,000  $         0   $    (1,000) $ 1,588,000
                         ------------ ------------  ------------ ------------
   Total                 $17,895,000  $   140,000   $(2,443,000) $15,592,000

In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Com-pany also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $302,000 for the quarter ended October 31, 2008 and $405,000 for the six months ended October 31, 2008. As for the corresponding periods last year, $2,000 worth of impairment loss was recorded for the quarter, while $7,000 of loss was recorded for the six months ended October 31, 2008.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a con-tinuous unrealized loss position, at October 31, 2008.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $2,764,000  $ (178,000)  $3,894,000  $(176,000)  $ 6,658,000  $  (354,000)
Federal agency mortgage backed securities
         --           --     $  199,000  $  (1,000) $   199,000  $    (1,000)
Corporate bonds
   $  320,000  $   (59,000)  $   79,000  $ (11,000) $   399,000  $   (70,000)
Equity securities
   $3,194,000  $(1,399,000)  $1,185,000  $(619,000) $ 4,379,000  $(2,018,000)
   ----------- ------------  ----------- ---------- ------------ ------------
Total
   $6,278,000  $(1,636,000)  $5,357,000  $(807,000) $11,635,000  $(2,443,000)

Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2008.

Federal Agency Mortgage-Backed Securities
The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company pur-chased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's in-vestment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be ma-turity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2008.

Corporate Bonds
The Company's unrealized loss on investments in corporate bonds relates to several bonds. The contractual term of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at Oct-ober 31, 2008.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the in-dividual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at October 31, 2008.


Note 3		Inventories

     At October 31, 2008, inventories consisted of the following:

          Raw Materials                                $ 2,014,000
          Work in Process                                  832,000
          Finished Goods                                   413,000
                                                       ------------
                                                       $ 3,259,000
          Less: allowance for obsolete inventory          (105,000)
                                                       ------------
          Net Inventories                              $ 3,154,000
                                                       ============



Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     October 31,
                                                 2008           2007
                                             ---------------------------
Net revenue:
     Security alarm products                   2,278,000      2,702,000
     Other products                              192,000        305,000
                                             ------------   ------------
Total net revenue                            $ 2,470,000    $ 3,007,000

Income from operations:
     Security alarm products                     565,000        740,000
     Other products                               48,000         83,000
                                             ------------   ------------
Total income from operations                 $   613,000    $   823,000

Identifiable assets:
     Security alarm products                   3,262,000      4,577,000
     Other products                            2,037,000        972,000
     Corporate general                        21,481,000     23,086,000
                                             ------------   ------------
Total assets                                 $26,780,000    $28,635,000

Depreciation and amortization:
     Security alarm products                       7,000          9,000
     Other products                               26,000         29,000
     Corporate general                             8,000          7,000
                                             ------------   ------------
Total depreciation and amortization          $    41,000    $    45,000

Capital expenditures:
     Security alarm products                           0         27,000
     Other products                                    0         59,000
     Corporate general                            10,000              0
                                             ------------   ------------
Total capital expenditures                   $    10,000    $    86,000



Note 5		Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2008
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  345,000
                                ===========
Basic EPS                       $  345,000        5,175,998    $     0.07
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  345,000        5,196,498    $     0.07


                                 For the six months ended October 31, 2008
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  739,000
                                ===========
Basic EPS                       $  739,000        5,176,098    $     0.14
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  739,000        5,196,598    $     0.14


                                For the three months ended October 31, 2007
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  755,000
                                ===========
Basic EPS                       $  755,000        5,334,878    $     0.14
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  755,000        5,355,378    $     0.14


                                 For the six months ended October 31, 2007
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,578,000
                                ===========
Basic EPS                       $1,578,000        5,335,272    $     0.30
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,578,000        5,355,772    $     0.29



Note 6		Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $4,000 and $3,000 were paid during each quarter ending October 31, 2008 and 2007, respectively. Likewise, the Company paid matching contributions of approximately $6,000 and $7,000 during each six-month period ending October 31, 2008 and 2007, respectively. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2008 and 2007, respectively.

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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash decreased $696,000 for the six months ended October 31, 2008, while, for the same period last year, net cash decreased $314,000. Accounts re-ceivable decreased $59,000 for the current six months and decreased $194,000 for the same period last year. At October 31, 2008, 80.25% of the receiv-ables were considered current (less than 45 days) and 1.65% of the total were over 90 days past due. Inventory decreased $54,000 for the current six months, while it decreased $48,000 for the same period last year. The main reasons for the increase in cash expenditures towards inventory is that the actual cost of raw materials is more than it was for the same period last year. The wire that we purchase for the leads on our security switches is made with copper. The raw plastic we purchase to make our molded casings has also risen substantially. Changes in prepaid expenses in regards to cash flow decreased by $9,000 and $8,000 for the six-month periods ending Oct-ober 31, 2008 and 2007, respectively. Cash towards income tax overpayment increased $248,000 for the six months ended October 31, 2008 and it increased $240,000 for the same period last year. Management paid income tax estimated based on prior year taxable income.

For the six months ended October 31, 2008, accounts payable increased $31,000, and decreased $29,000 decrease for the same period ended Oct-ober 31, 2007. The current increase accounts for the increases in the cost of raw materials. Accrued expenses decreased $109,000 for the six months ended October 31, 2008, as it increased by $33,000 for the same period last year. This is due to reduced sales commissions and fewer employees.

Investing
---------
As for our investment activities, $39,000 was spent during the current six-month period and $172,000 was spent during the six months ended October 31, 2007. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the six months ended October 31, 2008 was $792,000 and $2,078,000 was spent for the corresponding period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the six months ended October 31, 2008, the Company purchased $2,000 worth of treasury stock and $10,000 worth was bought back for the six months ended October 31, 2007. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last five fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
---------
Cash flows from financing activities decreased by $802,000 for the six months ending October 31, 2008. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.17 per share of common stock on September 30, 2008 and these dividends were paid by October 31, 2008. As for the prior year numbers, net cash used in financing activities was $829,000 for the six months ending October 31, 2007. A dividend of $0.17 per common share was also declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     October 31,
                                                 2008           2007
                                             ---------------------------
     Working capital                         $ 24,987,000   $ 26,703,000
     Current ratio                                 40.852         38.823
     Quick ratio                                   32.563         33.786


Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,470,000 for the quarter ended October 31, 2008, which is a 17.9% decrease from the corresponding quarter last year. Year-to-date net sales were $4,914,000 at October 31, 2008, which is a 21.3% decrease from the same period last year. The Company is tied to the housing industry and with that industry not performing well over the last year or so, we are seeing a decrease in our sales also. Cost of goods sold was 47.6% of net sales for the quarter ended October 31, 2008 and 49.3% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.2% for the current six months and 48.3% for the corresponding six months last year. Having rel-atively the same percentage of cost of goods sold from period to period shows that we keep our costs in line. Our goal, as always, is to have a cost of goods sold percentage somewhere between 45% and 50%. As a whole, our cost of materials and direct labor fluctuate in proportion to how our sales vary.

Operating expenses were 27.6% of net sales for the quarter ended October 31, 2008 as compared to 23.3 % for the corresponding quarter last year. Year-to-date operating expenses were 28.4% of net sales for the six months ended Oct-ober 31, 2008, while they were 23.3% for the same period last year. Keeping operating expenses under 30% of net sales, as the company has been able to achieve over the years, shows that management keeps a close eye on these ex-penses from year to year. Income from operations for the quarter ended Oct-ober 31, 2008 was at $613,000, which is a 25.5% decrease from the cor-responding quarter last year, which had income from operations of $823,000. Income from operations for the six months ended October 31, 2008 was at $1,147,000, which is a 35.5% decrease from the corresponding six months last year, which had income from operations of $1,778,000.

Other income and expenses showed losses of $209,000 and $148,000 for the quarter and six months ended October 31, 2008, respectively. The other in-come and expense numbers for last year also showed gains of $262,000 for the quarter and $564,000 for the six months ending October 31, 2007. Dividend and interest income was down 6.1% for the current quarter and was down 2% for the current six-month period when compared to the same time periods last year. Gain and loss on investments is where the biggest loss is in this category. Management wrote down $302,000 for impaired investments for the current quarter. This is compared to writes down of $2,000 for the same quarter last year. For the year-to-date ended October 31, 2008, management wrote down $405,000 for impaired investments and $7,000 was wrote down for the same period last year.

Net income for the quarter ended October 31, 2008 was at $345,000, a 54.3% decrease from the corresponding quarter last year, which showed net income of $755,000. Net income for the six months ended October 31, 2008 was $739,000, a 53.2% decrease from the same period last year. Net income for the six months ended October 31, 2007 was $1,578,000. Earnings per common share for the quarter ended October 31, 2008 were $0.07 per share and $0.14 per share for the year-to-date numbers. EPS for the quarter and six months ended Oct-ober 31, 2007 were $0.14 per share and $0.30 per share, respectively.

New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
Sales have been strong and continue to increase on our HVAC Kits designed to protect air conditioning coils. One of our large distributors is doing a large customer promotion pairing the HVAC Kit with a complimentary product from another manufacturer.

Our industrial track mount overhead switch is now in production, and all seems to be going well with this new product. We expect sales to increase considerably once the spring construction season starts.

Engineering continues to develop our wireless line. This includes pool alarms, security sensors, and environmental sensors. A new, lower cost hold-up switch and basement window bar is now being developed. Discontinued components are the reason for having to develop alternatives to these two products. We are also expanding our line of water sensors, including the Pump Gard and several custom products.

While our competition continues to only carry the standard types of security switches, we are increasingly seeing order for custom-built products. Our competitors are discontinuing specialty products or are placing ordering stipulations that distributors are not willing to meet. This is keeping the GRI name on the forefront of our customer's minds and increases the calls coming into our factory.

Recently Issued Accounting Pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting prin-ciples (GAAP) in the United States (the GAAP hierarchy). The statement will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

Other Information
~~~~~~~~~~~~~~~~~
There are no known seasonal trends with any of our products, since we sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A(T).   Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of Oct-ober 31, 2008, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communi-cated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding dis-closure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting:
------------------------------------------------------
There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting:
------------------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate in-ternal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of fi-nancial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Be-cause of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide no reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be-come inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our in-ternal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our man-agement concluded that as of October 31, 2008 our internal control over financial reporting is effective.

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

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

        31.  Certifications pursuant to Rule 13a-14(a)
             31.1 Certification of the Chief Executive Officer
             31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
             32.1 Certification of the Chief Executive Officer
             32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended October 31, 2008.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date	12-15-2008			By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date	12-15-2008			By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller