Form 10-Q
period 2009-01-31
RISK GEORGE INDUSTRIES INC
filed 2009-03-17
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

               For the quarterly period ended January 31, 2009

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 17, 2009 was 5,141,144.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2009, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              January 31,     April 30,
                                                 2009           2008
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 4,308,000    $ 4,072,000
     Marketable securities (Note 2)           15,368,000     17,533,000
     Accounts receivable:
        Trade, net of $50,000 doubtful
          account allowance                    1,031,000      1,509,000
        Other                                      2,000          1,000
     Note receivable, current                      3,000          3,000
     Income tax overpayment                      122,000        471,000
     Inventories (Note 3)                      3,072,000      3,100,000
     Prepaid expenses                             89,000        103,000
     Deferred income taxes                     1,383,000        250,000
                                             ------------   ------------
Total Current Assets                         $25,378,000    $27,042,000

Property and Equipment, net at cost          $   765,000    $   831,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  200,000        200,000
     Projects in process                         131,000         68,000
     Long-term receivable                         60,000         60,000
     Note receivable                              10,000         12,000
     Other                                             0          1,000
                                             ------------   ------------
Total Other Assets                           $   401,000    $   341,000

TOTAL ASSETS                                 $26,544,000    $28,214,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2009           2008
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    84,000    $    67,000
     Dividends payable                           317,000        239,000
     Accrued expenses
        Payroll and other expenses               244,000        321,000
        Property taxes                             2,000              0
                                             ------------   ------------
Total Current Liabilities                    $   647,000    $   627,000

Long-Term Liabilities
     Deferred income taxes                        50,000         79,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    50,000    $    79,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income   (1,390,000)       (67,000)
     Retained earnings                        27,475,000     27,788,000
     Treasury stock, 3,333,798 and 3,326,551
        shares, at cost                       (2,923,000)    (2,898,000)
                                             ------------   ------------
Total Stockholders' Equity                   $25,847,000    $27,508,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $26,544,000    $28,214,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2009         2009          2008         2008
                         ---------------------------------------------------
Net Sales                $ 1,825,000  $ 6,739,000   $ 2,572,000  $ 8,818,000
Less: cost of goods sold  (1,086,000)  (3,457,000)   (1,396,000)  (4,410,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $   739,000  $ 3,282,000   $ 1,176,000  $ 4,408,000

Operating Expenses:
  General and
    administrative           177,000      560,000       188,000      549,000
  Selling                    434,000    1,381,000       500,000    1,520,000
  Engineering                 22,000       61,000        19,000       64,000
  Rent paid to related
    parties                   12,000       39,000        12,000       40,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   645,000  $ 2,041,000   $   719,000  $ 2,173,000

Income From Operations        94,000    1,241,000       457,000    2,235,000

Other Income (Expense)
  Other                        6,000        9,000        (2,000)       1,000
  Dividend and interest
    income                   208,000      603,000       254,000      655,000
  Gain (loss) on sale of
    investments             (394,000)    (938,000)     (112,000)      34,000
  Gain (loss) on sale of
    assets                         0            0             0       15,000
                         ------------ ------------  ------------ ------------
                         $  (180,000) $  (326,000)  $   140,000  $   705,000

Income Before Provisions
  for Income Tax             (86,000)     915,000       597,000    2,940,000

Provisions for Income Tax
  Current Expense            217,000      557,000       324,000    1,048,000
  Deferred tax expense
    (benefit)               (132,000)    (210,000)      (54,000)     (13,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense      85,000      347,000       270,000    1,035,000

Net Income               $  (171,000) $   568,000   $   327,000  $ 1,905,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.17
    per share)                     0     (880,000)            0     (907,000)

Income Per Share of Common Stock (Note 5):
  Basic and diluted           $(0.03)       $0.11         $0.06        $0.36
Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,173,372    5,175,189     5,333,116    5,334,553
    Diluted                5,193,872    5,195,689     5,353,616    5,355,053



                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2009         2009          2008         2008
                         ----------------------------------------------------
Net Income               $  (171,000) $   568,000   $   327,000  $ 1,905,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period         (466,000)  (3,047,000)     (650,000)    (497,000)
    Reclassification adjustment
      for (gains) losses included
      in net income          380,000      772,000        73,000      (52,000)
    Income tax expense related
      to other comprehensive
      income                  36,000      951,000       241,000      229,000
                         ------------ ------------  ------------ ------------
   Other Comprehensive
     Income              $   (50,000) $(1,324,000)  $  (336,000) $  (320,000)

Comprehensive Income     $  (221,000) $  (756,000)  $    (9,000) $ 1,585,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2009           2008
                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   568,000    $ 1,905,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                123,000        128,000
     (Gain) loss on sale of investments          938,000        (34,000)
     (Gain) loss on sale of assets                     0        (15,000)
     Deferred income taxes                      (210,000)       (13,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    478,000        495,000
          Inventories                             28,000          3,000
          Prepaid expenses                        13,000         53,000
          Other receivables                       (1,000)         3,000
          Income tax overpayment                 349,000       (150,000)
       Increase (decrease) in:
          Accounts payable                        17,000        (52,000)
          Accrued expenses                       (75,000)       (68,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 2,228,000    $ 2,255,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (63,000)        49,000
  (Purchase) of property/equipment               (56,000)      (173,000)
  Proceeds from sale of marketable securities     98,000      3,542,000
  (Purchase) of marketable securities         (1,146,000)    (4,784,000)
  Collections of loans to employees                3,000          1,000
  Purchase of treasury stock                     (26,000)       (32,000)
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $(1,190,000)   $(1,397,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                (802,000)      (829,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $  (802,000)   $  (829,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   236,000    $    29,000

Cash and cash equivalents, beginning of
  period                                     $ 4,072,000    $ 4,611,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,308,000    $ 4,640,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
     Cash payments for:
       Income taxes                          $   206,000    $ 1,134,000
       Interest expense                                0          6,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2009

Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10QSB and do not include all of the inform-ation and footnotes required by generally accepted accounting principals for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the com-pany's annual report on Form 10KSB for the year ended April 30, 2008 with the SEC. In the opinion of management, all adjustments, consisting only of nor-mal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indic-ative of the results for any other quarter or for the full year.

Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value. Available -for-sale investments in debt securities mature between April 2009 and August 2031. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are accrued as earned.

     As of January 31, 2009, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 8,304,000  $   110,000   $  (224,000) $ 8,190,000
Federal agency mortgage
 backed securities       $   325,000  $     3,000   $         0  $   328,000
Corporate bonds          $   369,000  $         0   $   (38,000) $   331,000
Equity securities        $ 7,142,000  $   105,000   $(2,345,000) $ 4,902,000
Money markets and CDs    $ 1,617,000  $         0   $         0  $ 1,617,000
                         ------------ ------------  ------------ ------------
   Total                 $17,757,000  $   218,000   $(2,607,000) $15,368,000

     In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $94,000 for the quarter ended January 31, 2009 and $499,000 for the nine months ended January 31, 2009. As for the corresponding periods last year, $16,000 worth of impairment loss was recorded for the quarter, while $23,000 of loss was recorded for the nine months ended January 31, 2008.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2009.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................

Municipal bonds
  $1,675,000  $   (86,000)  $2,083,000  $  (138,000)  $3,758,000  $  (224,000)
Federal agency mortgage backed securities
  $   75,000         --          --           --      $   75,000         --
Corporate bonds
  $  283,000  $   (36,000)  $   48,000  $    (2,000)  $  331,000  $   (38,000)
Equity securities
  $2,300,000  $(1,257,000)  $1,604,000  $(1,088,000)  $3,904,000  $(2,345,000)
Total
  $4,333,000  $(1,379,000)  $3,735,000  $(1,228,000)  $8,068,000  $(2,607,000)

Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2009

Federal Agency Mortgage-Backed Securities
The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company pur-chased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's in-vestment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be matur-ity, the Company does not consider these investments to be other-than-temp-orarily impaired at January 31, 2009.

Corporate Bonds
The Company's unrealized loss on investments in corporate bonds relates to several bonds. The contractual term of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at Jan-uary 31, 2009.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth, and foreign investment objectives. Management has evaluated the individual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at Jan-uary 31, 2009.


Note 3    Inventories

     At January 31, 2009, inventories consisted of the following:

          Raw materials                                $ 1,907,000
          Work in process                                  866,000
          Finished goods                                   434,000
                                                       ------------
                                                         3,207,000
          Less: allowance for obsolete inventory          (135,000)
                                                       ------------
          Totals                                       $ 3,072,000


Note 4    Business Segments

	The following is financial information relating to industry segments:

                            Three Months Ended         Nine Months Ended
                               January 31,                January 31,
                            2009         2008          2009         2008
                         ------------------------   ------------------------
Net revenue:
 Security alarm
   products              $ 1,632,000  $ 2,325,000   $ 6,065,000  $ 7,629,000
 Other products              193,000      247,000       674,000    1,189,000
                         ------------ ------------  ------------ ------------
  Total net revenue      $ 1,825,000  $ 2,572,000   $ 6,739,000  $ 8,818,000

Income from operations:
 Security alarm
   products              $    84,000  $   413,000   $ 1,117,000  $ 1,934,000
 Other products               10,000       44,000       124,000      301,000
                         ------------ ------------  ------------ ------------
Total income from
  operations             $    94,000  $   457,000   $ 1,241,000  $ 2,235,000

Identifiable assets:
 Security alarm
   products              $ 3,740,000  $ 4,260,000   $ 3,740,000  $ 4,260,000
 Other products              967,000      888,000       967,000      888,000
 Corporate general        21,837,000   23,327,000    21,837,000   23,327,000
                         ------------ ------------  ------------ ------------
Total identifiable
  assets                 $26,544,000  $28,475,000   $26,544,000  $28,475,000

Depreciation and amortization:
 Security alarm
   products              $     7,000  $     7,000   $    21,000  $    23,000
 Other products               26,000       27,000        78,000       82,000
 Corporate general             8,000        8,000        24,000       23,000
                         ------------ ------------  ------------ ------------
Total depreciation and
  amortization           $    41,000  $    42,000   $   123,000  $   128,000

Capital expenditures:
 Security alarm
   products              $     3,000  $         0   $     3,000  $     1,000
 Other products                    0            0        21,000      144,000
 Corporate general            15,000            0        32,000       28,000
                         ------------ ------------  ------------ ------------
Total capital
  expenditures           $    18,000  $         0   $    56,000  $   173,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2009
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $ (171,000)
                                ===========
Basic EPS                       $ (171,000)       5,173,372    $   (0.033)
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $ (171,000)       5,193,872    $   (0.033)

                                For the nine months ended January 31, 2009
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  568,000
                                ===========
Basic EPS                       $  568,000        5,175,189    $    0.110
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  568,000        5,195,689    $    0.109


                                For the three months ended January 31, 2008
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  327,000
                                ===========
Basic EPS                       $  327,000        5,333,116    $    0.061
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  327,000        5,353,616    $    0.061

                                For the nine months ended January 31, 2008
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,905,000
                                =========
Basic EPS                       $1,905,000        5,334,553    $    0.357
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,905,000        5,355,053    $    0.356



Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 and $4,000 were paid during each quarter ending January 31, 2009 and 2008, respectively. Likewise, the Company paid matching contributions of $9,000 during the nine-month period ending Jan-uary 31, 2009 and $10,000 during the nine-month period ending January 31, 2008. There were no discretionary contributions paid during either the quarters or nine-month periods ending January 31, 2009 and 2008, respectively.

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the George Risk Industries' audited financial statements and discussion for the fiscal year ended April 30, 2008.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $236,000 for the nine months ended January 31, 2009, while, for the same period last year, net cash increased $29,000. Accounts receivable decreased $478,000 for the current nine months and decreased $495,000 for the same period last year. The decreases in cash flow for accounts receivable is a reflection of the decreases in sales. At Jan-uary 31, 2009, 86.1% of the receivables were considered current (less than 45 days) and 3.0% of the total were over 90 days past due. For comparison, 79.9% of the receivables were current and 5.8% were past 90 days at Jan-uary 31, 2008. Inventories increased $28,000 for the current nine months, while it decreased $3,000 for the same period last year. Management has not been able to slow down some of its "blanket order" purchase orders of raw materials during the current fiscal year. Therefore, the stock of raw ma-terials is higher since we have seen a decrease in sales. Changes in prepaid expenses in regards to cash flow decreased by $13,000 and $53,000 for the nine-month periods ending January 31, 2009 and 2008, respectively. For the current fiscal year, there have been income tax overpayments. Cash towards income tax overpayment decreased $349,000 for the nine months ended Jan-uary 31, 2009, while it increased $150,000 for the same period last year. Management paid income tax estimates based on prior year taxable income and the company has not received its income tax refund from the state yet.

For the nine months ended January 31, 2009, accounts payable increased $17,000, and decreased $52,000 for the same period ended January 31, 2008. The current year increase is just a timing issue for when inventory and supplies came in. More inventory arrived towards the end of the month of January 2009, so there was an increase in accounts payable. Accrued expenses decreased $75,000 for the nine months ended January 31, 2009, and these ex-penses also decreased $68,000 for the corresponding nine months last year. This bigger decrease for the current year is due to reduced sales commissions and fewer employees.

Investing
---------
As for our investment activities, $56,000 was spent on purchases of property and equipment during the current nine-month period and $173,000 was spent during the nine months ended January 31, 2008. Additionally, the Company con-tinues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the nine months ended January 31, 2009 was $1,146,000 and $4,784,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the nine months ended January 31, 2009 were $98,000 and $3,542,000 for the same period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investmnts. Furthermore, the Company continues to pur-chase back its common stock when the opportunity arises. For the nine months ended January 31, 2009, the Company purchased $26,000 worth of treasury stock and $32,000 worth was bought back for the nine months ended January 31, 2008. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last five fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
---------
Cash flows from financing activities decreased by $802,000 for the nine months ending January 31, 2009. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.17 per share of common stock on September 30, 2008 and these dividends were paid by October 31, 2008. As for the prior year numbers, net cash used in financing activities was $829,000 for the nine months ending January 31, 2008. A dividend of $0.17 per common share was also declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2009           2008
                                             ---------------------------
     Working capital                         $ 24,731,000   $ 26,705,000
     Current ratio                                 39.224         46.806
     Quick ratio                                   32.005         40.369


Results of operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $1,825,000 for the quarter ended January 31, 2009, which is a 29.04% decrease from the corresponding quarter last year. Year-to-date net sales at January 31, 2009 were $6,739,000, which is a 23.58% decrease from the same period last year. The Company has seen decreases in sales as a re-sult of the downturn in the housing market. Cost of goods sold was 59.5% of net sales for the quarter ended January 31, 2009 and 54.35% for the same quarter last year. Year-to-date cost of goods sold percentages were 51.3% for the current nine months and 50.0% for the corresponding nine months last year. Management has reduced labor hours and head count to lessen labor costs, but not as fast as it should have to stay within the desired range of 45 to 50% of the cost of goods sold percentage.

Operating expenses were 35.34% of net sales for the quarter ended January 31, 2009 as compared to 27.95% for the corresponding quarter last year. Year-to-date operating expenses were 30.29% of net sales for the nine months ended January 31, 2009, while they were 24.64% for the same period last year. The increase in the percentages for operating expenses shows that management has not accounted for the slow down in sales as well has it should have. But management has begun, in the fourth quarter, to cut labor costs for office personnel in response to these increased percentages. Income from operations for the quarter ended January 31, 2009 was at $94,000, which is a 79.4% de-crease from the corresponding quarter last year, which had income from oper-ations of $457,000. Income from operations for the nine months ended Jan-uary 31, 2009 was at $1,241,000, which is a 44.5% decrease from the cor-responding nine months last year, which had income from operations of $2,235,000.

Other income and expenses showed losses of $180,000 and $326,000 for the quarter and nine months ended January 31, 2009. The numbers for the cor-responding periods last year were gains of $140,000 for the quarter and $705,000 for the nine-months ending January 31, 2008. Dividend and interest income was down 18.1% for the quarter and was down 7.9% for the current nine-month period when comparing to the same time periods last year. Gain and loss on investments is where the biggest loss is in this category. Manage-ment wrote down $94,000 for impaired investments for the current quarter. This is compared to write downs of $16,000 for the same quarter last year. For the year-to-date ended January 31, 2009, management wrote down $499,000 for impaired investments and $23,000 was written down for the same period last year.

Net loss for the quarter ended January 31, 2009 was $171,000, a 152.3% de-crease from the corresponding quarter last year, which showed net income of $327,000. Net income for the nine months ended January 31, 2009 was $568,000, a 70.2% decrease from the same period last year. Net income for the nine months ended January 31, 2008 was $1,905,000. Earnings per common share for the quarter ended January 31, 2009 was $(0.03) per share and $0.11 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2008 was $0.06 per share and $0.36 per share, respectively.

New product information
~~~~~~~~~~~~~~~~~~~~~~~
The revamped window bar (pt # WB-30-42) has been in production for about a month and is selling very well. The window bar is a piece of extruded aluminum that fits windows 30" - 42" and is secured by brackets with a sec-urity switch on one end. These are popular for basement windows in North-eastern US, and can also be used in attic vents and doors. A sister product, a wire trip unit (pt # WT-01), uses a simple box plunger attached to one side of the window and is strung with wire to the opposite side. If the wire is cut or tampered, the plunger releases and sets off the alarm.

The new WVS (Water Value Shutoff) switch will be introduced at the Inter-national Security Conference (ISC) trade show in Las Vegas, NV the first week of April 2009. The WVS uses our 2600 water sensor to close the water main if a leak (or more than a leak) is detected. Features of this device include a voltage check on the water valve and sensor once a week. Every fourth week it does a complete valve check on the voltage and closes and opens the valve to make sure everything is in working order.

Engineering completed several programming updates on our door monitoring de-vices. Work continues on the hold-up switch, the wireless line, and the environmental sensors.

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

We are increasingly receiving notification that some of our off-shore com-petitors are creating more purchasing demands and are no longer selling to some of their smaller customers. We see this as an opportunity to create more business. We hope to achieve this with our accomplished customer ser-vice and our ability to customize products for customer's special needs.

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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A(T).   Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of Jan-uary 31, 2009, our president and chief executive officer and our chief finan-cial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the ob-jectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

        31.  Certifications pursuant to Rule 13a-14(a)
             31.1 Certification of the Chief Executive Officer
             31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
             32.1 Certification of the Chief Executive Officer
             32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended January 31, 2009.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 03-17-2009               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date 03-17-2009               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller