Form 10-K
period 2009-04-30
RISK GEORGE INDUSTRIES INC
filed 2009-07-29
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended April 30, 2009
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                   Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Act.

                                                   Yes [ ]     No [X]


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                Yes  [ ]      No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229-405 of this chapter) is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

              Large accelerated filer  	[  ]	Accelerated filer  [  ]
	      Non-accelerated filer     [  ]	Smaller reporting company [X]
	      (Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
						Yes  [  ]	No  [ X ]

The aggregate market value, as of July 27, 2009, of the common stock (based on the average of the bid and asked prices of the shares on the OCTBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $8,549,938.


The number of outstanding shares of the common stock as of July 27, 2009 was 5,082,419.

DOCUMENTS INCORPORATED BY REFERENCE
   None.

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


Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. Our security burglar alarm products comprise approximately 85 percent of net revenues and are sold through distributors and private board customers.

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

Employees

GRI has approximately 150 employees.


Item 2  Properties

The company owns the manufacturing and some of the office facilities. Total square footage of the plant in Kimball, Nebraska is approximately 42,500 sq. ft. Additionally, the company leases 15,000 square feet for $1,535 per month with Ken and Bonnie Risk. Ken Risk is the CEO and chairman of the board of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leased manufacturing facilities until July 2005. During the first quarter of fiscal year end 2006, the company purchased a building that is 7,200-sq. ft. in size. Currently, there are 24 employees at the Gering site.



Item 3  Legal Proceedings
None.


Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.

Part II


Item 5	Market for the Registrant's Common Equity and Related
 Stockholders' Matter

Principal Market

The company's Class A Common Stock, which is traded under the ticker symbal RSKIA, is currently quoted on the OTC Bulletin Board by eight market makers.

Stock Prices and Dividends Information



2009 Fiscal Year
                           High                  Low

May 1-July 31              7.00                  5.00
August 1-October 31        6.00                  4.25
November 1-January 31      5.23                  2.91
February 1-April 30        3.95                  3.25




2008 Fiscal Year
                           High                  Low

May 1-July 31              7.42                  6.50
August 1-October 31        7.60                  6.50
November 1-January 31      6.88                  6.25
February 1-April 30        6.30                  5.24



A dividend of $0.17 per common share was declared on September 30, 2008. This was the only dividend declared and paid during the 2009 fiscal year. As for fiscal year 2008, a dividend of $0.17 per common share was declared on September 30, 2007.

The number of holders of record of the company's Class A Common Stock as of April 30, 2009, was approximately 1,308.

Item 6 Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
__________________

George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industries widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and are sold worldwide through distribution, who in turn sell our products to security installing companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 9.1% of revenues for fiscal year 2009 and 8.7% for 2008.

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

Liquidity and Capital Resources
_______________________________

Operating
Net cash increased $599,000 during the year ended April 30, 2009 while it decreased $539,000 during the year ended April 30, 2008. Accounts receivable decreased $299,000 during the current year as compared to a $416,000 decrease for last year. The decreases in cash flow for accounts receivable is a reflection of the decreases in sales. At April 30, 2009, 83.5% of the receivables were considered current (less than 45 days) and 6.25% of the total were over 90 days past due. For comparison, 73.5% of the receivables were current and 7.5% were past 90 days at April 30, 2008. Inventories decreased $336,000 for the current year as compared to a $41,000 increase for the same period last year. Management has gotten a foothold on decreasing its purchases of raw materials during the current fiscal year to correspond to the decrease in sales. For the year ended April 30, 2009, prepaid expenses decreased $22,000, as there was decrease of $22,000 for the corresponding period last year. For the last two fiscal years, there have been income tax overpayments. There was a $334,000 decrease in cash towards income tax overpayment for the year ending April 30, 2009. And there was a $334,000 increase in cash towards income tax overpayment for the year ending April 30, 2008. For the year ended April 30, 2009, management started out paying income tax estimates based on prior year taxable income, but then looked at the estimates in more detail as the year went on.

For the year ended April 30, 2009, accounts payable decreased $32,000 as compared to a $60,000 decrease for the same period the year before. The decreases in the cash flow towards accounts payable are a reflection of the slower sales the company experienced and reductions in the purchase of raw materials. Accrued expenses decreased by $15,000 for the year ended April 30, 2009, and these expenses also decreased $15,000 for the corresponding year ended April 30, 2008.

Investing
In the prior fiscal year, the Company issued a note receivable for $17,500 to an employee who purchased a vehicle from the company. The note matures in 4 years. For the year ended April 30, 2009, the company has received $3,000 from the note with $1,000 being interest income. As for purchases of property and equipment, $143,000 was spent for the year ended April 30, 2009. One purchase that should be noted is that the company purchased a storage building for $15,000 that was previously being rented for $300 per month. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. We are continuing the use of "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase treasury stock when the oppor-tunity arises. For the year ended April 30 2009, the Company purchased $171,000 worth of treasury stock and $788,000 worth of treasury stock for the year ended April 30, 2008. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends has also prompted many stockholders, their relatives, and their descendants to sell their stock to the Company.

Financing
Cash flows from financing activities decreased by $802,000 for the year ended April 30, 2009, which is the payment of dividends. The company declared a dividend of $0.17 per share of common stock on September 30, 2008 and these dividends were paid by October 31, 2008. Net cash used in financing activities was $829,000 for the year ended April 30, 2008. A dividend of $0.17 per common share was also declared and paid during the second fiscal quarter last year.

Results of Operations
_____________________

GRI completed the fiscal year ending April 30, 2009, with a net profit of 5.85% net of sales. Net sales were at $8,822,000, down 22.91% over the previous year. Additionally, net income for the year ended April 30, 2009 was $516,000, down 77.22% from the prior year.

Although sales were down for the fiscal year ending April 30, 2009 we expect sales to stay steady and hopefully increase for the fiscal year ending April 30, 2010. The company's main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry has been performing poorly, the company's sales have decreased in relation to the economy. We are always researching and developing new products that will help our sales increase. We have many new products (which will be discussed in detail below) that we are planning to release into the marketplace during fiscal year end 2010. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers.
We have an excellent marketing department that is always on the lookout for new clients.

The costs of goods sold expenses stayed very consistent between this year and last year. For the year ended April 30, 2009, the cost of goods sold percentage was at 52.7% of net sales. This is an increase of 2.4% when comparing to fiscal year end 2008. We look for quality materials at the best possible price. We are overstocked on some raw materials due to a slow down in sales, and purchases that we were not able to delay vendor delivery times. We hire the number of production workers expected to finish products in a timely manner. As a result of reduced sales, management has implemented a temporary period of voluntary and mandatory days off to reduce labor costs. With these continued good practices, we expect to continue to achieve a gross profit margin of about 50 percent for the coming year.

At April 30, 2009, working capital decreased by 5.1% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company's quick ratio decreased to 32.878 for the year ended April 30, 2009 from 36.864 for the year ended April 30, 2008. Marketable securities and accounts receivable have decreased in the current year as a result of the decrease in sales, while current liabilities increased slightly from year to year. At April 30, 2008, the only long-term liability on the books is deferred income tax of $86,000.

New product development
The new Water Valve Shutoff switch (pt #WVS) is now in production and sales of this switch are going as anticipated. The WVS uses our 2600 water sensor to close the main water supply line if water is detected. Several areas can be covered with the use of multi-ple sensors. Features of this device include a voltage check on the water valve and sensor once a week. Every fourth week an automatic valve cycle check is run on the voltage and the valve is closed and opened to make sure everything is in working order. For the features included and our competitive price, we believe sales of the WVS will be strong.

After customer requests, we have started making an Omni directional tilt sensor to use on skylights. We have decided to bring this product into the GRI product line since our standard tilt sensor has been a strong seller for many years. The older model tilt sensor actuates on a 10-degree angle. The new Omni directional tilt sensor will actuate in any direction.

One of our competitors eliminated selling to lower volume customers. In the wake of this situation, we are developing a quick disconnect door cord. These are used on gates, overhead doors and other openings that are difficult to secure.

Engineering continues work on the wireless line including the pool alarm line, a low cost hold-up switch, and a Pump Guard watering station monitor.

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

Related Party Transactions - The Company leased a duplex from Eileen Risk until the end of the December 2008. Eileen Risk is the mother to Ken Risk, President and CEO of the company. One half of the duplex is used for storage of materials and accounting records. This lease requires an annual payment of $3,400 due each July 1 and payments of $300 on a month-to-month basis to the related party. The company then purchased this building at the end of December 2008 for $15,000.

The Company also leases a building from Ken and Bonnie Risk. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis.

Total lease expense under the above two arrangements was $24,000 for the fiscal year ended April 30, 2009 and $25,000 for the fiscal year ended April 30, 2008.

The company also leases its airplane from President and CEO Ken Risk, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2009 and 2008, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane, and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,616,000 for the year ended April 30, 2008 and $4,072,000 for the year ended April 30, 2008. The Company also received interest income from FirsTier Bank in the amount of $100,000 for the year ended April 30, 2009 and $193,000 for the year ended April 30, 2008.

Item 8  Financial Statements


        Index to Financial Statements
       George Risk Industries, Inc.



Page

Independent Auditor's Report                      12

Balance Sheets April 30, 2009 and 2008            13

Statements of Income
  For the Years Ended April 30, 2009 and 2008     15

Statements of Comprehensive Income
  For the Years Ended April 30, 2009 and 2008     16

Statement of Changes in Stockholders' Equity
  For the Years Ended April 30, 2009 and 2008     17

Statements of Cash Flows
  For the Years Ended April 30, 2009 and 2008     19

Notes to Financial Statements                     21

     Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheets of George Risk Industries, Inc. as of April 30, 2009 and 2008, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2009 and 2008, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Haynie & Company


Littleton, Colorado
July 27, 2009




                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2009 and 2008

                                                    2009              2008


ASSETS
Current Assets
 Cash and cash equivalents                      $  4,617,000    $   4,072,000
 Investments and securities                       15,691,000       17,533,000
 Accounts receivable:
 Trade, net of $7,000 and $50,000 doubtful
  account allowance for 2009 and 2008              1,272,000        1,509,000
 Other                                                 1,000            1,000
 Note receivable, current                              3,000            3,000
 Income tax overpayment                              137,000          471,000
 Inventories                                       2,741,000        3,100,000
 Prepaid expenses                                     81,000          103,000
 Deferred current income taxes                     1,127,000          250,000
                                                ____________      ___________
Total Current Assets                            $ 25,724,000       27,042,000

Property and Equipment, net, at cost                 802,000          831,000

Other Assets
 Investment in Limited Land Partnership,
  at cost                                            200,000          200,000
 Projects in process                                  68,000           68,000
 Long-term receivable                                 40,000           60,000
 Note receivable                                       9,000           12,000
 Other                                                     0            1,000
                                                  ___________     ___________

Total Other Assets                              $     317,000    $    341,000

TOTAL ASSETS                                    $  26,843,000    $ 28,214,000
                                                _____________     ___________
                                                _____________     ___________


See accompanying notes to financial statements.
Page 13




                George Risk Industries, Inc.
                    Balance Sheets
               As of April 30, 2009 and 2008



             Liabilities and Stockholders' Equity
                                                          2009          2008

Current Liabilities
 Accounts payable, trade                              $   35,000    $    67,000
 Dividends payable                                       317,000        239,000
 Accrued expenses:
  Payroll and related expenses                           306,000        321,000
                                                       __________   ___________
   Total Current Liabilities                          $  658,000    $   627,000

Long-Term Liabilities
Deferred income taxes                                     86,000         79,000
                                                      ___________   ___________
   Total Long-Term Liabilities                        $   86,000    $    79,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000        99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued and
   outstanding                                            850,000       850,000
 Additional paid-in capital                             1,736,000     1,736,000
 Accumulated other comprehensive income                  (941,000)      (67,000)
 Retained earnings                                     27,424,000    27,788,000
 Less: treasury stock,3,376,548 and
    3,326,551 shares, at cost                          (3,069,000)   (2,898,000)
                                                      ___________   ___________
   Total Stockholders' Equity                         $26,099,000   $27,508,000
                                                      ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $26,843,000   $28,214,000
                                                      ___________   ___________
                                                      ___________   ___________




See accompanying notes to financial statements.




                 George Risk Industries, Inc.
                    Income Statements
        For the Years Ended April 30, 2009 and 2008

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2009    Apr 30, 2008
                                       ___________    ____________

Net Sales                              $ 8,822,000     $11,444,000
Less: Cost of Goods Sold                (4,646,000)     (5,755,000)
                                       ___________     ___________
Gross Profit                           $ 4,176,000     $ 5,689,000

Operating Expenses:
  General and Administrative               748,000         735,000
  Sales                                  1,813,000       2,016,000
  Engineering                               79,000          72,000
  Rent Paid to Related Parties              51,000          53,000
                                       ___________     ___________
Total Operating Expenses               $ 2,691,000     $ 2,876,000

Income From Operations                   1,485,000       2,813,000

Other Income (Expense)
 Other Income                               58,000          33,000
 Interest expense                           (2,000)         (6,000)
 Dividend and Interest Income              768,000         845,000
 Gain (Loss) on Investments             (1,374,000)       (163,000)
 Gain (Loss) on Sale of Assets                   0          15,000
                                       ___________     ___________
                                       $  (550,000)    $   724,000

Income  Before  Provision  for
 Income Taxes                              935,000       3,537,000

Provision for Income Taxes
 Current Expense                           661,000       1,235,000
 Deferred tax expense                     (242,000)         37,000
                                       ___________     ___________
 Total Income Tax Expense                  419,000       1,272,000

Net Income                             $   516,000     $ 2,265,000


Basic and Diluted Earnings Per Share
 of Common Stock                       $      0.10     $      0.43

Weighted Average Number of
 Common Shares Outstanding               5,167,806       5,307,829



See accompanying notes to financial statements.




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                  For the Years Ended April 30, 2009 and 2008

                                            Year           Year
                                           Ended           Ended
                                        Apr 30,2009    Apr 30, 2008
                                        ___________    ____________

Net Income                               $  516,000     $ 2,265,000
                                         __________     ___________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                 (2,740,000)       (591,000)
 Less: reclassification adjustment for
   (gains) losses included in net income  1,239,000         192,000
 Income tax expense related to other
   comprehensive income                     627,000         167,000
                                         __________      __________

Other Comprehensive Income                 (874,000)       (232,000)

Comprehensive Income (Loss)              $ (358,000)     $2,033,000
                                         __________      __________
                                         __________      __________


See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2009 and 2008


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount



Balances, April 30,
 2007                     4,100      $99,000    8,502,832    $850,000



Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.17 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2008                     4,100       99,000    8,502,832     850,000


Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.17 per common
   share outstanding          -            -            -           -

Unrealized gain (loss)        -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2009                     4,100     $ 99,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________





See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2009 and 2008

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
          ______________
Capital     Shares      Amount      Income       Earnings      Total



$1,736,000  3,166,104  $(2,109,000) $   165,000   $26,430,000  $27,171,000

         -    160,447     (789,000)           -             -     (789,000)



         -          -            -            -      (907,000)    (907,000)

         -          -            -     (232,000)             -    (232,000)

         -          -            -            -     2,265,000    2,265,000
__________  _________  ___________  ___________   ___________  ___________

 1,736,000  3,326,551   (2,898,000)     (67,000)   27,788,000   27,508,000

         -     49,997     (171,000)           -             -    (171,000)



         -          -            -            -      (880,000)    (880,000)

         -          -            -     (874,000)            -     (874,000)

         -          -            -            -       516,000      516,000

__________  _________  ___________  ___________   ___________  ___________

$1,736,000  3,376,548  $(3,069,000) $  (941,000)  $27,424,000  $26,099,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________




See accompanying notes to financial statements.


                   George Risk Industries, Inc.
                     Statements of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2009    Apr 30, 2008
                                       ___________    ____________
Cash Flows from Operating Activities:
Net income                              $  516,000    $2,265,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            173,000       170,000
   (Gain) loss on sale of investments    1,376,000       163,000
   (Gain) loss on sale of property and
     equipment                                   0       (15,000)
   Economic development debt relieved            0       (25,000)
   Reserve for bad debts                   (43,000)            0
   Reserve for obsolete inventory           24,000             0
   Deferred income taxes                  (242,000)       37,000
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                   299,000       416,000
     Inventories                           336,000       (41,000)
     Prepaid expenses                       22,000        22,000
     Employee receivables                        0         2,000
     Income tax overpayment                334,000      (334,000)
    Increase (decrease) in:
     Accounts payable                      (32,000)      (60,000)
     Accrued expenses                      (15,000)      (15,000)
                                        __________    __________
    Net cash provided by (used in)
     operating activities               $2,748,000   $ 2,585,000
                                        __________    __________

Cash Flows From Investing Activities:
 Other assets manufactured and purchased         0        25,000
 (Purchase) of property and equipment     (143,000)     (176,000)
 Proceeds from sale of marketable
  securities                               260,000     5,510,000
 (Purchase) of marketable securities    (1,296,000)   (6,868,000)
 Collections of loans to employees           3,000         2,000
 (Purchase) of treasury stock             (171,000)     (788,000)
                                        __________    __________
    Net cash provided by (used in)
     investing activities              ($1,347,000)  ($2,295,000)

Cash Flows From Financing Activities:
 Dividends paid                           (802,000)     (829,000)
                                        __________    __________
   Net cash provided by (used in)
    financing activities                 ($802,000)    ($829,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                     $   599,000    $ (539,000)
                                        __________    __________
                                        __________    __________
Cash and Cash Equivalents, beginning
 of period                             $ 4,072,000    $4,611,000

Cash and Cash Equivalents,
 end of period                         $ 4,671,000    $4,072,000
                                        __________    __________
                                        __________    __________
Supplemental Disclosure for Cash
 Flow Information:
  Cash Payments for:
   Income taxes paid                   $   325,000    $1,567,000
   Interest paid                       $     2,000    $    6,000

Supplemental Disclosure of Noncash
 Investing and Financing Activities
  Note receivable received in
   exchange for property and equipment $         0    $   18,000




See accompanying notes to financial statements

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2009

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

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The company has recorded an allowance for doubtful accounts of $7,000 for the year ended April 30, 2009 and $50,000 for the year ended April 30, 2008. Bad debt expense was $380 and $8,000 for April 30, 2009 and 2008, respectively.

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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $1,132,000
        Machinery and equipment        5-10        1,103,000
        Furniture and fixtures         5-10          142,000
        Leasehold improvements         5-32          174,000
        Buildings                       20           659,000
        Automotive and aircraft        3-5           391,000
        Software                       2-5           129,000
        Land                           N/A            13,000
                                                  __________
        Total                                      3,743,000
        Accumulated depreciation                  (2,941,000)
                                                  __________
        Net                                       $  802,000
                                                  __________
                                                  __________


Depreciation expense of $173,000 and $170,000 were charged to operations for the years ended April 30 2009 and 2008, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $320,000 and $357,000 for the years ended April 30 2009 and 2008, respectively.

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

Segment Reporting and Related Information-The Company discloses the results of its segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). The Company designated the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic area and major customers. At April 30, 2008, the Company operated in three segments organized by security line products and all other products. See Note 9 for further segment information disclosures in accordance with SFAS No. 131.

Reclassifications-Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due to those classifications.

Recently Issued Accounting Pronouncements-In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (FAS 141R) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment to ARB No. 51 (FAS 160). FAS 141R and FAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. FAS 141R will be applied to business combinations occurring after the effective date. FAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company does not expect the adoption of FAS 141R and FAS 160 to have an impact on the Company's financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining Fair Value of a Financial Asset in a Market That Is Not Active" ("FSP No. 157-3"). FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP No. 157-3 demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our Financial Statements.


2.    INVENTORIES
Inventories at April 30, 2009 consisted of the following:




    Raw materials                               $1,813,000
    Work in process                                749,000
    Finished goods                                 308,000
                                                __________
                                                 2,870,000
                                                __________

    Less allowance for obsolete inventory         (129,000)
                                                __________
    Totals                                      $2,741,000
                                                __________
                                                __________

3.      MARKETABLE SECURITIES
The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between June 2009 and August 2031. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

As of April 30, 2009, investments available-for-sale consisted of the following:

		                        Gross	    Gross
	                  Cost	        Unrealized  Unrealized	 Fair
	                  Basis	        Gains	    Losses	 Value
Municipal bonds	         $ 8,412,000	$ 100,000   $  (201,000) $ 8,311,000
Federal agency mortgage
backed securities	 $   125,000    $   4,000   $         0	 $   129,000
Corporate bonds	         $   219,000	$       0   $   (24,000) $   195,000
Equity securities	 $ 6,810,000	$ 172,000   $(1,668,000) $ 5,314,000
Money Markets and CDs	 $ 1,740,000	$   2,000   $         0  $ 1,742,000
Total	                 $17,306,000	$ 278,000   $(1,893,000) $15,691,000


In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $782,000 for the year ended April 30, 2009 and $235,000 for the year ended April 30, 2008.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2009.

	            Less than 12 months	        12 months or greater	                  Total

Description	    Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	 Fair Value	Unrealized Loss
Municipal bonds	    $  843,000	$  (50,000)	$2,831,000	$ (142,000)	 $3,674,000	$  (192,000)
Corporate bonds  	13,000      (2,000)     $   38,000	$   (2,000)	 $   51,000     $    (4,000)
Equity securities   $2,581,000	$ (934,000)	$1,358,000	$ (734,000)	 $3,939,000	$(1,668,000)
Total	            $3,437,000	$ (986,000)	$4,227,000	$ (878,000)	 $7,664,000	$(1,864,000)


Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2009.

Corporate Bonds
The Company's unrealized loss on investments in corporate bonds relates to several bonds. The contractual term of these investments does not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2009.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at April 30, 2009.

4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $12,000 were paid during the fiscal year ending April 30, 2009 and approximately $13,000 of matching contributions were paid during the fiscal year April 30, 2008. Discretionary contributions of approximately $6,600 and $5,100 were paid during 2009 and 2008, respectively.



5.    STOCKHOLDERS' EQUITY


Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2009.

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

During the fiscal year ended April 30, 2009, the Company purchased 49,997 shares of Class A common stock. Of those shares 47,183 were purchased by the Company and actively seeking shares on the open market. A total of $160,142 was spent acquiring these shares.

Stock Transfer Agent-The Company does not have an independent stock transfer agent. The company maintains all stock records.


6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:




                                      April 30, 2009
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $  516,000
                           __________
                           __________

   Basic EPS               $  516,000    5,167,806     $.100
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.001)
                           __________    _________     _____
     Diluted EPS           $  516,000    5,188,306     $.099
                           __________    _________     _____
                           __________    _________     _____






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
                           __________    _________     _____
                           __________    _________     _____



7.      COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
The Company leased a duplex from Eileen Risk until the end of December 2008. Eileen is the mother to Ken Risk, President and CEO of the company. One half of the duplex is used for storage of materials and accounting records. This lease requires an annual payment of $3,400 due each July 1 and payments of $300 on a month-to-month basis to the related party. The company then purchased this building at the end of December 2008 for $15,000.

The Company also leases another building from Ken and Bonnie Risk. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis.

Total lease expense under the above two arrangements was $24,000 for the fiscal year ended April 30, 2009 and $25,000 for the fiscal year ended April 30, 2008.

The company also leases its airplane from Presidentand CEO Ken Risk, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2009 and 2008, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,616,000 for the year ended April 30, 2009 and $4,072,000 for the year ended April 30, 2008. The Company also received interest income from FirstTier Bank in the amount of $100,000 for the year ended April 30,2009 and $193,000 for the year ended April 30,2008.

8.      INCOME TAXES

Reconciliation of income taxes with Federal and State taxable income:

                                     2009              2008
                                 ____________      ____________

 Income before income taxes        $  935,000        $3,536,000
 State income tax deduction          (126,000)         (221,000)
 Capital loss carryforwards
  (utilized) accumulated                    0                 0
 Interest and dividend income        (537,000)         (487,000)
 Domestic production activities
  deduction                           (98,000)         (179,000)
Nondeductible expenses
  and timing differences            1,366,000          (154,000)
                                   __________        __________

    Taxable income                 $1,540,000        $2,803,000
                                   __________        __________
                                   __________        __________


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income before taxes at statutory
 rate                               $  391,000        $1,477,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                   (53,000)          (92,000)
  Interest and dividend income        (225,000)         (197,000)
  Domestic production activities       (41,000)          (75,000)
  Deferred taxes                      (242,000)           36,000
  Other temporary and
   permanent differences               589,000           123,000
                                    __________        __________

  Income tax expense                $  419,000        $1,272,000
                                    __________        __________
                                    __________        __________


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          ____            ____

  Blended statutory rate                  41.8%           41.8%
                                          ____            ____
                                          ____            ____



Deferred tax asset (liabilities) consist of the following components at April 30, 2009 and 2008:

  Deferred tax current assets:
   Capital loss carryforward          $  420,000         $172,000
   Accrued vacation                       31,000           30,000
   Accumulated unrealized (gain)/loss
    on investments                       676,000           48,000
                                      __________         ________

  Net deferred tax assets             $1,127,000         $250,000
                                      __________         ________
                                      __________         ________
  Deferred tax liabilities:
   Depreciation                          (86,000)         (79,000)
                                      __________         ________

   Net deferred tax liability         $  (86,000)        $(79,000)
                                      __________         ________
                                      __________         ________


9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2009            2008

    Net revenue:
     Security alarm products           $  7,926,000      $ 9,989,000
     Other products                         896,000        1,546,000
                                        ___________      ___________

    Total net revenue                   $ 8,822,000      $11,444,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Security alarm products            $ 1,334,000        2,433,000
     Other products                         151,000          380,000
                                        ___________       __________
    Total income from operations        $ 1,485,000      $ 2,813,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Security alarm products            $ 3,435,000      $ 4,008,000
     Other products                       1,185,000        1,281,000
     Corporate general                   22,223,000       22,925,000
                                        ___________      ___________

    Total assets                        $26,843,000      $28,214,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Security alarm products            $    28,000      $    31,000
     Other products                         113,000          109,000
     Corporate general                       32,000           30,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   173,000      $   170,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Security alarm products            $     3,000      $     1,000
     Other products                         108,000          148,000
     Corporate general                       32,000           27,000
                                        ____________     ___________
      Total capital expenditures        $   143,000      $   176,000
                                        ____________     ___________
                                        ____________     ___________



10.    CONCENTRATIONS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2009 and 2008, the Company's had uninsured balances of $4,366,000 and $3,972,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The company has sales to a security alarm distributor representing 42% of total sales for the years ended April 30, 2009 and 2008. This distributor accounted for 48% and 43% of accounts receivable at April 30, 2009 and 2008, respectively.

Security switch sales made up 84% of the total sales for the fiscal years ended April 30, 2009 and 2008.

Item 9  Disagreements on Accounting and Financial Disclosures
There were no disagreements with accountants on accounting and financial disclosure.


Item 9A(T)	Controls and Procedures

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2009, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that as of April 30, 2009 our internal control over financial reporting is effective.

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


Item 9B    Other Information

None.

Part III


Item 10  Directors and Executive Officers of the Registrant
(a)  Identification of Directors and Executive Officers

All of the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information is furnished with respect to each director and executive officer:


                                                                    Director or
Name               Principal Occupation or Employment        Age    Officer Since


Ken R. Risk        Chairman of the Board and President        61    April 25, 1977

Stephanie Risk     Chief Financial Officer/Director           37    August 8, 1999

Sharon Westby      Secretary/Treasurer                        57    June 16, 2006

Jerry Andersen     Director, retired                          78    August 28, 1978

Donna Debowey      Director, retired GRI plant manager        71    July 12, 2005

Joel H. Wiens      Vice-Chairman, FirsTier Banks              79    September 6, 2007



The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2009:


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


(c)Identification of Certain Significant Employees

Ken R. Risk, Sharon Westby and Stephanie Risk are also employees of the company.
 (See Item 10 [b].)

(d)  Involvement in Certain Legal Proceedings

None.

(e)  Audit Committee Financial Expert

The Company has no standing audit, nominating, or compensation committee, or any committee performing similar functions.

Item 11  Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company's fiscal years ended April 30, 2009 and 2008 (no other officer had compensation over $100,000):

                                                                             Change
                                                                           in Pension
                                                                            Value and
                                                                           Non-qualified
Name and                                                    Non-Equity      Deferred     All Other
principal                                  Stock    Option  Incentive Plan Compensation  Compen-
position       Year     Salary   Bonus     Awards   Awards  Compensation   Earnings      sation    Total
______         ____    ______    _____     _____    ____    ________        ________    ________  ________
Ken A. Risk,   2009    $74,000   $89,000    --      --      --              --          $2,000    $165,000
Chief
Executive      2008    $62,000   $115,000   --      --      --              --          $3,000    $180,000
Officer







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

Item 12  Security Ownership of Certain Beneficial Owners and Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 2009.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,947,490        56.81%
A         Kimball, NE
          69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 13  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2009, 2008, and 2007, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                      2009            2008           2007

Airplane Lease
  Ken R. Risk, President and CEO   $   27,000      $27,000        $   27,000


Building and Warehouse
 Leases/Rentals

 Eileen M. Risk,
  Mother of CEO                    $    3,400      $ 3,400        $    3,400
 Eileen M. Risk,
  Mother of CEO                    $    2,400      $ 3,600        $    3,600

 Eileen M. Risk,
  Mother of CEO                    $        0      $ 9,210        $   18,420

 Ken R. Risk, President and CEO    $   18,420      $ 9,210        $        0

Bank Balances

 Joel Wiens, Director              $4,616,381      $4,071,929     $4,610,811


Interest Income

 Joel Wiens, Director              $   99,826      $  192,880     $  139,763



Item 14  Principal Accountant Fees and Services
1)Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our financial statements for Form 10-QSB. The amounts are listed below:

     FYE 2009  $32,500     Haynie & Company
     FYE 2008  $30,500     Haynie & Company

2) Audit-Related Fees

The company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

     FYE 2009   $ 5,200    Haynie & Company
     FYE 2008   $ 4,500    Haynie & Company

3) Tax Fees

The company incurred aggregate fees or expenses for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal year ending 2008. The company did not incur any of the above mentioned fees for fiscal year end 2009. These services are included in our audit fees and are not billed separately. The amounts are listed below:

     FYE 2009	 $     0   Haynie & Company
     FYE 2008	 $ 1,000   Haynie & Company


4)All Other Fees

There were no other fees incurred during each of the last two fiscal years.

5) The Board of Directors, considered whether, and determined that, the auditor's provisions of non-audit services were compatible with maintaining the auditor's independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15  Exhibits and Reports on Form 8-K


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

/s/  Ken R. Risk                                    Date
 Ken R. Risk, President and Chairman of the Board   July 29, 2009




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Ken R. Risk          President and              Date
Ken R. Risk              Chairman of the Board      July 29, 2009


/s/ Stephanie M. Risk    Chief Financial Officer    Date
Stephanie M. Risk        and Controller             July 29, 2009


/s/ Jerry Andersen       Director                   Date
Jerry Andersen                                      July 29, 2009


/s/ Joel H. Wiens        Director                   Date
Joel H. Wiens                                       July 29, 2009


/s/ Donna Debowey        Director                   Date
Donna Debowey                                       July 29, 2009