Form 10-Q
period 2009-07-31
RISK GEORGE INDUSTRIES INC
filed 2009-09-18
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2009

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [ X ]       No [   ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).    Yes  [   ]      No  [ X ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 18, 2009 was 5,075,469.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three-month period ended July 31, 2009, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                               July 31,       April 30,
                                                 2009           2009
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 5,252,000    $ 4,671,000
     Investments and securities               16,638,000     15,691,000
     Accounts receivable:
        Trade, net of $1,945 and $7,492
          doubtful account allowance           1,171,000      1,272,000
        Other                                      1,000          1,000
     Note receivable, current                      3,000          3,000
     Income tax overpayment                       31,000        137,000
     Inventories                               2,499,000      2,741,000
     Prepaid expenses                             68,000         81,000
     Deferred current income taxes               675,000      1,127,000
                                             ------------   ------------
Total Current Assets                         $26,338,000    $25,724,000

Property and Equipment, net, at cost             773,000        802,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   200,000        200,000
     Projects in process                          75,000         68,000
     Long-term receivable                         40,000         40,000
     Note receivable                               8,000          9,000
                                             ------------   ------------
Total Other Assets                           $   323,000    $   317,000

TOTAL ASSETS                                 $27,434,000    $26,843,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                               July 31,       April 30,
                                                 2009           2009
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    81,000    $    35,000
     Dividends payable                           316,000        317,000
     Accrued expenses:
        Payroll and related expenses             228,000        306,000
        Property taxes                             3,000              0
                                             ------------   ------------
Total Current Liabilities                    $   628,000    $   658,000

Long-Term Liabilities
     Deferred income taxes                        76,000         86,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    76,000    $    86,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income     (324,000)      (940,000)
     Retained earnings                        27,627,000     27,423,000
     Treasury stock, 3,421,013 and 3,376,548
        shares, at cost                       (3,258,000)    (3,069,000)
                                             ------------   ------------
Total Stockholders' Equity                   $26,730,000    $26,099,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $27,434,000    $28,843,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

                                                       July 31,
                                                 2009           2008
                                             ------------   ------------
Net Sales                                    $ 1,964,000    $ 2,445,000
   Less:  Cost of Goods Sold                  (1,142,000)    (1,197,000)
                                             ------------   ------------
Gross Profit                                 $   822,000    $ 1,248,000

Operating Expenses:
   General and Administrative                    168,000        179,000
   Sales                                         403,000        502,000
   Engineering                                    15,000         18,000
   Rent Paid to Related Parties                   11,000         16,000
                                             ------------   ------------
Total Operating Expenses                     $   597,000    $   715,000

Income From Operations                           225,000        533,000

Other Income (Expense)
   Other Income                                    2,000          2,000
   Dividend and Interest Income                  183,000        209,000
   Gain (Loss) on Sale of Investments            (99,000)      (150,000)
                                             ------------   ------------
                                             $    86,000    $    61,000

Income Before Provisions for Income Taxes        311,000        594,000

Provisions for Income Taxes
    Current Expense                              108,000        224,000
    Deferred tax expense                          (1,000)       (24,000)
                                             ------------   ------------
     Total Income Tax Expense                $   107,000    $   200,000

Net Income                                   $   204,000    $   394,000

Basic and Diluted Earnings Per Share of
    Common Stock                             $      0.04    $      0.08

Weighted Average Number of Common Shares
   Outstanding                                 5,106,296      5,176,197

                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2009           2008
                                             ---------------------------
Net Income                                   $   204,000    $   394,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                     906,000       (720,000)
     Reclassification adjustment for gains
       (losses) included in net income           153,000        135,000
     Income tax expense related to other
       comprehensive income                     (443,000)       245,000
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $   616,000   $   (340,000)

Comprehensive Income (Loss)                  $   820,000    $    54,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2009           2008
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   204,000    $   394,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 40,000         41,000
     (Gain) loss on sale of investments           99,000        150,000
     Reserve for bad debts                         2,000              0
     Reserve for obsolete inventory               64,000              0
     Deferred income taxes                        (1,000)       (24,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     99,000        116,000
          Inventories                            179,000        (43,000)
          Prepaid expenses                        12,000         10,000
          Other receivables                            0         (2,000)
          Income tax overpayment                 106,000        224,000
       Increase (decrease) in:
          Accounts payable                        46,000          2,000
          Accrued expenses                       (76,000)       (60,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   774,000    $   808,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured & purchased           (7,000)         2,000
  (Purchase) of property and equipment           (11,000)       (29,000)
  Proceeds from sale of marketable securities    179,000        609,000
  (Purchase) of marketable securities           (166,000)    (1,052,000)
  Proceeds from note receivable                    1,000          1,000
  (Purchase) of treasury stock                  (189,000)        (1,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (193,000)   $  (470,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used in) financing
  activities                                 $         0    $         0

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   581,000    $   338,000

Cash and cash equivalents, beginning of
  period                                     $ 4,671,000    $ 4,072,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,252,000    $ 4,410,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                                   $0             $0
       Interest expense                               $0             $0

     Cash receipts for:
       Income taxes                                   $0             $0


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2009


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the inform-ation and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value. Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including investments, that are measured at fair value in these financial statements. Available -for-sale investments in debt securities mature between September 2009 and August 2031. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and re-ported separately as a component of stockholder's equity. Dividend and interest income are accrued as earned.

     As of July 31, 2009, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 8,632,000  $   124,000   $  (156,000) $ 8,600,000
Federal agency mortgage
backed securities        $   125,000  $     3,000   $         0  $   128,000
Corporate bonds          $   270,000  $     1,000   $   (14,000) $   257,000
Equity securities        $ 6,781,000  $   459,000   $  (978,000) $ 6,262,000
Money markets/CDs        $ 1,387,000  $     4,000   $         0  $ 1,391,000
                         ------------ ------------  ------------ ------------
   Total                 $17,195,000  $   591,000   $(1,148,000) $16,638,000

     In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $55,000 for the quarter ended July 31, 2009 and $104,000 for the quarter ended July 31, 2008.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2009.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
    $  912,000  $ (18,000)  $2,810,000  $(138,000)  $ 3,722,000  $  (156,000)
Corporate bonds
    $  150,000  $ (14,000)  $    --     $    --     $   150,000  $   (14,000)
Equity securities
    $1,110,000  $(270,000)  $2,439,000  $(708,000)  $ 3,549,000  $  (978,000)
    ----------- ----------  ----------- ----------  ------------ ------------
Total
    $2,172,000  $(302,000)  $5,249,000  $(846,000)  $ 7,421,000  $(1,148,000)

Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2009.

Federal Agency Mortgage-Backed Securities
The unrealized losses on the Company's investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company pur-chased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's in-vestment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2009.

Corporate Bonds
The Company's unrealized loss on investments in corporate bonds relates to several bonds. The contractual term of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2009.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the in-dividual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at July 31, 2009.


Note 3    Inventories

     Inventories at July 31, 2009, consisted of the following:

          Raw Materials                                $ 1,606,000
          Work in Process                                  793,000
          Finished Goods                                   291,000
                                                       ------------
                                                       $ 2,690,000
          Less: allowance for obsolete inventory          (191,000)
                                                       ------------
          Net Inventories                              $ 2,499,000
                                                       ============


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2009           2008
                                             ---------------------------
Net revenue:
     Security alarm products                   1,711,000      2,156,000
     Other products                              253,000        289,000
                                             ------------   ------------
Total net revenue                            $ 1,964,000    $ 2,445,000

Income from operations:
     Security alarm products                     196,000        470,000
     Other products                               29,000         63,000
                                             ------------   ------------
Total income from operations                 $   225,000    $   533,000

Identifiable assets:
     Security alarm products                   2,912,000      4,177,000
     Other products                            1,421,000      1,086,000
     Corporate general                        23,101,000     22,936,000
                                             ------------   ------------
Total assets                                 $27,434,000    $28,199,000

Depreciation and amortization:
     Security alarm products                       6,000          7,000
     Other products                               27,000         26,000
     Corporate general                             7,000          8,000
                                             ------------   ------------
Total depreciation and amortization          $    40,000    $    41,000

Capital expenditures:
     Security alarm products                           0              0
     Other products                                6,000         21,000
     Corporate general                             5,000          8,000
                                             ------------   ------------
Total capital expenditures                   $    11,000    $    29,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2009
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    204,000
                                   =============
Basic EPS                          $    204,000       5,106,296   $  0.0400
Effect of dilutive securities:
   Convertible preferred stock                0          20,500     (0.0002)
                                   -------------  --------------  ----------
Diluted EPS                        $    204,000       5,126,796   $  0.0398



                                   For the three months ended July 31, 2008
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    394,000
                                   =============
Basic EPS                          $    394,000       5,176,197   $  0.0761
Effect of dilutive securities:
   Convertible preferred stock                0          20,500     (0.0003)
                                   -------------  --------------  ----------
Diluted EPS                        $    394,000       5,196,697   $  0.0758


Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during the quarter ending
July 31, 2009 and approximately $3,000 of matching contributions were paid during the quarter ending July 31, 2008. There were no discretionary con-tributions paid during the quarters ending July 31, 2009 and 2008, re-spectively.

Note 7    Fair Value Measurements

     As of May 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer re-strictions, and credit risk.

     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest prior-ity to unobservable inputs (level 3 measurements). The levels of the fair value hierarchy under SFAS No. 157 are described below:

          Level 1 - Valuation is based upon quoted prices for identical in-struments traded in active markets.

          Level 2 - Valuation is based upon quoted prices for similar in-struments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all sig-nificant assumptions are observable in the market.

          Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Marketable Securities
---------------------
As of July 31, 2009, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market inform-ation. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                         as of July 31, 2009
                        ---------------------------------------------------
                           Level 1      Level 2      Level 3        Total
                           -------      -------      -------       -------
Assets:
  Marketable
    Securities           $16,638,000   $       0    $       0    $16,638,000
                         ------------  ----------   ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $16,638,000  $        0    $       0    $16,638,000


                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2009.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $581,000 during the quarter ended July 31, 2009 as com-pared to an increase of $338,000 during the corresponding quarter last year. Accounts receivable decreased $99,000 for the quarter ending July 31, 2009 compared with a $116,000 decrease for the same quarter last year. The de-creases in cash flow for accounts receivable is a reflection of the decreases in sales. At the quarter ended July 31, 2009, 85.36% of the receivables are considered current (less than 45 days) and -0.08% of the total are over 90 days past due. This is in comparison to having 86.09% of the receivables considered current and 1.75% over 90 days past due at July 31, 2008. In-ventories decreased $179,000 during the current quarter as compared to a $43,000 increase last year. Management has slowed down its raw material pur-chases at a result of the decreases in sales the company has been experien-cing for well over a year now. At the quarter ended July 31, 2009 there was a $12,000 decrease in prepaid expenses, while at July 31, 2008, there was a $10,000 decrease. Income tax overpayment decreased $106,000 for the quarter ended July 31, 2009, while there was a $224,000 decrease in income tax over-payment for the corresponding quarter last year. Management paid income tax estimates based on prior year taxable income.

At the quarter ended July 31, 2009, accounts payable shows an increase of $46,000 as compared to an increase of $2,000 for the same quarter the year before. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the com-pany pays all its invoices within the terms. Accrued expenses decreased $76,000 for the current quarter as compared to a $60,000 decrease for the quarter ended July 31, 2008. This is due to reduced sales commissions and fewer employees.

Investing
---------
As for our investment activities, the Company has spent approximately $11,000 on acquisitions of property and equipment for the current fiscal quarter. In comparison with the corresponding quarter last year, there was activity of $29,000. With the decreases in sales, the company is only buying equipment that is needed. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2009 was $166,000 compared with $1,052,000 spent during the quarter ended July 31, 2008. We continue to use "money manager" accounts for most stock trans-actions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will.
The Company pays a quarterly service fee based on the value of the invest-ments. Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2009, the Company purchased $189,000 worth of treasury stock and $1,000 worth of treasury stock for the quarter ended July 31, 2008. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last four fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2009           2008
                                             ---------------------------
     Working capital                         $ 25,710,000   $ 26,473,000
     Current ratio                                 41.939         47.607
     Quick ratio                                   36.721	  40.570


Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $1,964,000 for the quarter ended July 31, 2009, which is a de-crease of 19.7% from the corresponding quarter last year. Net sales for the quarter ended July 31, 2008 were $2,445,000. The majority of the Company's products are tied to the housing market. The decline in sales for the com-pany is a direct result of the decline in the housing market of late. Cost of goods sold was 58.15% of net sales for the quarter ended July 31, 2009 and 48.96% for the quarter ended July 31, 2008. Management has been trying to keep labor and other manufacturing expenses down, but our sales have been much lower than anticipated. Therefore, that is the reason for the almost 10% increase in costs of good sold percentage.

Operating expenses were 30.4% of net sales for the quarter ended July 31, 2009 as compared to 29.2% for the corresponding quarter last year. Keeping operating expenses around 30% of net sales, as management has been able to achieve over the years, shows that management keeps a close eye on these ex-penses from year to year. Any fixed costs are offset by the decrease in selling expenses. Specifically, selling expense has decreased 19.7% for the quarter ending July 31, 2009, when comparing to the same quarter last year. This is a result of the decrease in sales because commissions are less when comparing the same numbers to the corresponding quarter last year. Income from operations for the quarter ended July 31, 2009 was at $225,000, which is a 57.79% decrease from the corresponding quarter last year, which had income from operations of $533,000.

Other income and expenses showed a $86,000 gain for the quarter ended
July 31, 2009 as compared to having a $61,000 gain for the quarter ended
July 31, 2008. The main reason for the bigger gains in other income for the current quarter is that management did not have to write down as much for impaired investments. For the quarter ended July 31, 2009, management wrote down $55,000 in impaired investments, while $104,000 was written down for the corresponding quarter last year. In turn, net income for the quarter ended July 31, 2009 was at $204,000, a 48.2% decrease from the corresponding quarter last year, which showed net income of $394,000. Earnings per share for the quarter ended July 31, 2009 were $0.04 per common share and $0.08 per common share for the quarter ended July 31, 2008.

New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
The Omni-Directional Tilt Sensor (pt # ODTS-1) is now in production. When mounted onto an object, such as industrial equipment, tool boxes, air con-ditioners, museum pieces, skylight, and such, it can detect a slight movement of tilt in any direction should a thief or burglar try to tamper with or re-move the equipment or device. With copper theft from air conditioning units at all time highs, this product is now being installed commonly on A/C units behind homes and businesses.

Another new product, the Quick Disconnect Cord (pt # QDC-20), is routinely used by security installers to transfer power from one side of a fence across a gate or door to the other side of a fence. It can also be used on overhead doors and is intended to meet certain specialty applications for security installers.

Engineering continues to work on a wireless swimming pool alarm design, a low cost hold-up switch for banks and offices, a pump guard watering station monitor, and a high security contact switch.

Recently Issued Accounting Pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168"). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on our financial statements since all future ref-erences to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

Changes in internal controls over financial reporting:
------------------------------------------------------
There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal con-trols over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting:
------------------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate in-ternal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of finan-cial reporting and the preparation of financial statements for external pur-poses, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial re-porting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide no reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of com-pliance with the policies or procedures may deteriorate.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

          31. Certifications pursuant to Rule 13a-14(a)
              31.1 Certification of the Chief Executive Officer
              31.2 Certification of the Chief Financial Officer

          32. Certifications pursuant to 18 U.S.C 1350
              32.1 Certification of the Chief Executive Officer
              32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2009

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-18-2009               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board

Date 09-18-2009               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller