Form 10-Q
period 2010-01-31
RISK GEORGE INDUSTRIES INC
filed 2010-03-17
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

               For the quarterly period ended January 31, 2010

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 17, 2010 was 5,065,030.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2010, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              January 31,     April 30,
                                                 2010           2009
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 2,952,000    $ 4,671,000
     Marketable securities (Note 2)           19,526,000     15,691,000
     Accounts receivable:
        Trade, net of $10,440 and $7,492
          doubtful account allowance           1,096,000      1,272,000
        Other                                      1,000          1,000
     Note receivable, current                      8,000          3,000
     Income tax overpayment                      236,000        137,000
     Inventories (Note 3)                      2,091,000      2,741,000
     Prepaid expenses                             88,000         81,000
     Deferred income taxes                       436,000      1,127,000
                                             ------------   ------------
Total Current Assets                         $26,434,000    $25,724,000

Property and Equipment, net at cost          $   710,000    $   802,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  200,000        200,000
     Projects in process                         148,000         68,000
     Long-term receivable                         40,000         40,000
     Note receivable                               9,000          9,000
                                             ------------   ------------
Total Other Assets                           $   397,000    $   317,000

TOTAL ASSETS                                 $27,541,000    $26,843,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2010           2009
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    48,000    $    35,000
     Dividends payable                           395,000        317,000
     Accrued expenses
        Payroll and other expenses               257,000        306,000
        Property taxes                             2,000              0
                                             ------------   ------------
Total Current Liabilities                    $   702,000    $   658,000

Long-Term Liabilities
     Deferred income taxes                        57,000         86,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    57,000    $    86,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      (28,000)      (940,000)
     Retained earnings                        27,419,000     27,423,000
     Treasury stock, 3,429,748 and 3,376,548
        shares, at cost                       (3,294,000)    (3,069,000)
                                             ------------   ------------
Total Stockholders' Equity                   $26,782,000    $26,099,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $27,541,000    $26,843,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2010         2010          2009         2009
                         ---------------------------------------------------
Net Sales                $ 1,918,000  $ 5,758,000   $ 1,825,000  $ 6,739,000
Less: cost of goods sold  (1,062,000)  (3,385,000)   (1,086,000)  (3,457,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $   856,000  $ 2,373,000   $   739,000  $ 3,282,000

Operating Expenses:
  General and
    administrative           188,000      536,000       177,000      560,000
  Selling                    351,000    1,182,000       434,000    1,381,000
  Engineering                 19,000       51,000        22,000       61,000
  Rent paid to related
    parties                   11,000       34,000        12,000       39,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   569,000  $ 1,803,000   $   645,000  $ 2,041,000

Income From Operations       287,000      570,000        94,000    1,241,000

Other Income (Expense)
  Other                        1,000      137,000         6,000       9,000
  Dividend and interest
    income                   204,000      546,000       208,000      603,000
  Gain (loss) on sale of
    investments               22,000      (51,000)     (394,000)    (938,000)
  Gain (loss) on sale of
    assets                         0        7,000             0            0
                         ------------ ------------  ------------ ------------
                         $   227,000  $   639,000   $  (180,000) $  (326,000)

Income Before Provisions
  for Income Tax             514,000    1,209,000       (86,000)     915,000

Provisions for Income Tax
  Current Expense            128,000      345,000       217,000      557,000
  Deferred tax expense
    (benefit)                      0        6,000      (132,000)    (210,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense     128,000      351,000        85,000      347,000

Net Income               $   386,000  $   858,000   $  (171,000) $   568,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.17
    per share)                     0     (863,000)            0     (880,000)

Income Per Share of Common Stock (Note 5):
  Basic and diluted            $0.08        $0.17        $(0.03)       $0.11
Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,073,084    5,085,395     5,173,372    5,175,189
    Diluted                5,093,584    5,105,895     5,193,872    5,195,689



                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2010         2010          2009         2009
                         ----------------------------------------------------
Net Income               $   386,000  $   858,000   $  (171,000) $   568,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          209,000    1,523,000      (466,000)  (3,047,000)
    Reclassification adjustment
      for (gains) losses       9,000       45,000       380,000      772,000
    Income tax expense related
      to other comprehensive
      income                 (91,000)    (656,000)       36,000      951,000
                         ------------ ------------  ------------ ------------
   Other Comprehensive
     Income              $   127,000  $   912,000   $   (50,000) $(1,324,000)

Comprehensive Income     $   513,000  $ 1,770,000   $  (221,000) $  (756,000)
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                (unaudited)
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2010           2009
                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   858,000    $   568,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                120,000        123,000
     (Gain) loss on sale of investments           51,000        938,000
     (Gain) loss on sale of assets                (7,000)             0
     Reserve for bad debts                       (47,000)             0
     Reserve for obsolete inventory               63,000              0
     Deferred income taxes                         6,000       (210,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    223,000        478,000
          Inventories                            588,000         28,000
          Prepaid expenses                        (7,000)        13,000
          Other receivables                            0         (1,000)
          Income tax overpayment                 (99,000)       349,000
       Increase (decrease) in:
          Accounts payable                        13,000         17,000
          Accrued expenses                       (46,000)       (75,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,716,000    $ 2,228,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (80,000)       (63,000)
  (Purchase) of property/equipment               (28,000)       (56,000)
  Proceeds from sale of marketable securities    239,000         98,000
  (Purchase) of marketable securities         (2,558,000)    (1,146,000)
  (Loans) made to employees                       (2,000)             0
  Collections of loans to employees                4,000          3,000
  (Purchase) of treasury stock                  (225,000)       (26,000)
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $(2,650,000)   $(1,190,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                (785,000)      (802,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $  (785,000)   $  (802,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $(1,719,000)   $   236,000

Cash and cash equivalents, beginning of
  period                                     $ 4,671,000    $ 4,072,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 2,952,000    $ 4,308,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
     Cash payments for:
       Income taxes                          $   480,000    $   206,000
       Interest expense                                0              0
     Cash receipts for:
       Income taxes                               38,000              0

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2010

Note 1    Unaudited Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting prin-cipals for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the company's annual report on Form 10-K for the year ended April 30, 2009 with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. We have evaluated subsequent events through March 17, 2010, the issuance date of these financial statements. The Company did not have any material, re-cognizable subsequent events.

Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able-for-sale investments in debt securities mature between March 2010 and August 2031. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are accrued as earned.

     As of January 31, 2010, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,550,000  $   172,000   $  (125,000) $ 9,597,000
Federal agency mortgage
 backed securities       $   125,000  $     3,000   $         0  $   128,000
Corporate bonds          $   208,000  $     6,000   $         0  $   214,000
Equity securities        $ 6,321,000  $   389,000   $  (502,000) $ 6,208,000
Money markets and CDs    $ 3,370,000  $     9,000   $         0  $ 3,379,000
                         ------------ ------------  ------------ ------------
   Total                 $19,574,000  $   579,000   $  (627,000) $19,526,000

     In accordance with SFAS 115, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $19,000 for the quarter ended January 31, 2010 and $108,000 for the nine months ended January 31, 2010. As for the corresponding periods last year, $94,000 worth of impairment loss was recorded for the quarter, while $499,000 of loss was recorded for the nine months ended January 31, 2009.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2010.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................

Municipal bonds
  $1,267,000  $   (25,000)  $2,084,000  $  (100,000)  $3,351,000  $  (125,000)
Equity securities
  $  977,000  $   (61,000)  $2,230,000  $  (441,000)  $3,207,000  $  (502,000)
Total
  $2,244,000  $   (86,000)  $4,314,000  $  (541,000)  $6,558,000  $  (627,000)

Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2010

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth, and foreign investment objectives. The individual holdings have been eval-uated, and due to management's plan to hold onto these investments for an ex-tended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2010.


Note 3    Inventories

     At January 31, 2010, inventories consisted of the following:

          Raw materials                                $ 1,400,000
          Work in process                                  585,000
          Finished goods                                   297,000
                                                       ------------
                                                         2,282,000
          Less: allowance for obsolete inventory          (191,000)
                                                       ------------
          Totals                                       $ 2,091,000


Note 4    Business Segments

	The following is financial information relating to industry segments:

                            Three Months Ended         Nine Months Ended
                               January 31,                January 31,
                            2010         2009          2010         2009
                         ------------------------   ------------------------
Net revenue:
 Security alarm
   products              $ 1,713,000  $ 1,632,000   $ 5,084,000  $ 6,065,000
 Other products              205,000      193,000       674,000      674,000
                         ------------ ------------  ------------ ------------
  Total net revenue      $ 1,918,000  $ 1,825,000   $ 5,758,000  $ 6,739,000

Income from operations:
 Security alarm
   products              $   256,000  $    84,000   $   503,000  $ 1,117,000
 Other products               31,000       10,000        67,000      124,000
                         ------------ ------------  ------------ ------------
Total income from
  operations             $   287,000  $    94,000   $   570,000  $ 1,241,000

Identifiable assets:
 Security alarm
   products              $ 2,861,000  $ 3,740,000   $ 2,850,000  $ 3,740,000
 Other products              926,000      967,000       937,000      967,000
 Corporate general        23,754,000   21,837,000    23,754,000   21,837,000
                         ------------ ------------  ------------ ------------
Total identifiable
  assets                 $27,541,000  $26,544,000   $27,541,000  $26,544,000

Depreciation and amortization:
 Security alarm
   products              $     6,000  $     7,000   $    19,000  $    21,000
 Other products               26,000       26,000        79,000       78,000
 Corporate general             8,000        8,000        22,000       24,000
                         ------------ ------------  ------------ ------------
Total depreciation and
  amortization           $    40,000  $    41,000   $   120,000  $   123,000

Capital expenditures:
 Security alarm
   products              $         0  $     3,000   $     2,000  $     3,000
 Other products                    0            0         6,000       21,000
 Corporate general                 0       15,000        20,000       32,000
                         ------------ ------------  ------------ ------------
Total capital
  expenditures           $         0  $    18,000   $    28,000  $    56,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2010
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  386,000
                                ===========
Basic EPS                       $  386,000        5,073,084    $    0.076
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  386,000        5,093,584    $    0.076

                                 For the nine months ended January 31, 2010
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  858,000
                                ===========
Basic EPS                       $  858,000        5,085,395    $    0.169
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  858,000        5,105,895    $    0.168


                                For the three months ended January 31, 2009
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $ (171,000)
                                ===========
Basic EPS                       $ (171,000)       5,173,372    $   (0.033)
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $ (171,000)       5,193,872    $   (0.033)

                                 For the nine months ended January 31, 2009
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  568,000
                                =========
Basic EPS                       $  568,000        5,175,189    $    0.110
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  568,000        5,195,689    $    0.109



Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during each quarter ending January 31, 2010 and 2009. Likewise, the Company paid matching contributions of $8,000 during the nine-month period ending January 31, 2010 and $9,000 during the nine-month period ending January 31, 2009. There were no dis-cretionary contributions paid during either the quarters or nine-month periods ending January 31, 2010 and 2009, respectively.

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

Marketable Securities
---------------------
As of January 31, 2010, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market inform-ation. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of January 31, 2010
                        ---------------------------------------------------
                           Level 1      Level 2      Level 3        Total
                           -------      -------      -------       -------
Assets:
    Securities           $19,526,000   $       0    $       0    $19,526,000
                         ------------  ----------   ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $19,526,000  $        0    $       0    $19,526,000


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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash decreased $1,719,000 for the nine months ended January 31, 2010, while, for the same period last year, net cash increased $236,000. Accounts receivable decreased $223,000 for the current nine months and also decreased $478,000 for the same period last year. The decreases in cash flow for accounts receivable is a reflection of the decreases in sales. At January 31, 2010, 73.81% of the receivables were considered current (less than 45 days) and 3.6% of the total were over 90 days past due. For comparison, 86.1% of the receivables were current and 3.0% were past 90 days at January 31, 2009. Inventories decreased $588,000 for the current nine months, as it also decreased $28,000 for the same period last year. The bigger current de-crease shows that management has been able to curb spending on raw material in accordance to the slow down in sales. Changes in prepaid expenses in re-gards to cash flow increased by $7,000 and decreased by $13,000 for the nine-month periods ending January 31, 2010 and 2009, respectively. For the cur-rent fiscal year, there have been income tax overpayments. Cash towards in-come tax overpayment increased $99,000 for the nine months ended January 31, 2010, while it decreased $349,000 for the same period last year. Management paid income tax estimates based on prior year taxable income and the company has not received its income tax refund from the federal level yet.

For the nine months ended January 31, 2010, accounts payable increased $13,000, and increased $17,000 for the same period ended January 31, 2009. The change in cash in regards to accounts payable can vary. It really de-pends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses decreased $46,000 for the nine months ended January 31, 2010, and these expenses also decreased $75,000 for the corresponding nine months last year. These decreases are a result of reduced sales commissions and fewer employees.

Investing
---------
As for our investment activities, $28,000 was spent on purchases of property and equipment during the current nine-month period and $56,000 was spent dur-ing the nine months ended January 31, 2009. Additionally, the Company con-tinues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the nine months ended January 31, 2010 was $2,558,000 and $1,146,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the nine months ended January 31, 2010 were $239,000 and $98,000 for the same period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. There was some reorganizing of Money Manager accounts in the second quarter that will hopefully be beneficial to the Company. Also, $2 million was moved from a money market account into several certificates of deposits in order to be covered more fully by FDIC insurance. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the nine months ended January 31, 2010, the Company purchased $225,000 worth of treasury stock and $26,000 worth was bought back for the nine months ended January 31, 2009. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last five fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
---------
Cash flows from financing activities decreased by $785,000 for the nine months ending January 31, 2010. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.17 per share of common stock on September 30, 2009 and these dividends were paid by October 31, 2009. As for the prior year numbers, net cash used in financing activities was $802,000 for the nine months ending January 31, 2009. A dividend of $0.17 per common share was also declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2010           2009
                                             ---------------------------
     Working capital                         $ 25,732,000   $ 24,731,000
     Current ratio                                 37.655         39.224
     Quick ratio                                   33.581         32.005


Results of operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $1,918,000 for the quarter ended January 31, 2010, which is a 5.1% increase from the corresponding quarter last year. Year-to-date net sales at January 31, 2010 were $5,758,000, which is a 14.56% decrease from the same period last year. The Company has seen decreases in sales as a re-sult of the downturn in the housing market. Cost of goods sold was 55.37% of net sales for the quarter ended January 31, 2010 and 59.51% for the same quarter last year. Year-to-date cost of goods sold percentages were 58.79% for the current nine months and 51.30% for the corresponding nine months last year. Management has reduced labor hours and head count to lessen labor costs, but has not been able to stay within the desired range of 45 to 50% of the cost of goods sold percentage. There are many fixed costs that manage-ment cannot control.

Operating expenses were 29.67% of net sales for the quarter ended January 31, 2010 as compared to 35.34% for the corresponding quarter last year. Year-to-date operating expenses were 31.31% of net sales for the nine months ended January 31, 2010, while they were 30.29% for the same period last year. Having the year-to-date percentages for operating expenses being about the same shows that management has gotten a foothold on the slow down in sales, and sales have increased in the current 3rd quarter. Income from operations for the quarter ended January 31, 2010 was at $287,000, which is a 205.3% in-crease from the corresponding quarter last year, which had income from oper-ations of $94,000. Income from operations for the nine months ended January 31, 2010 was at $570,000, which is a 54.1% decrease from the corresponding nine months last year, which had income from operations of $1,241,000.

Other income and expenses showed gains of $227,000 and $639,000 for the quarter and nine months ended January 31, 2010. The numbers for the cor-responding periods last year were losses of $180,000 for the quarter and $326,000 for the nine-months ending January 31, 2009. Dividend and interest income was down 1.9% for the quarter and was down 9.45% for the current nine-month period when comparing to the same time periods last year. Gain and loss on investments is where the biggest gains are in this category. Man-agement wrote down $19,000 for impaired investments for the current quarter. This is compared to write downs of $94,000 for the same quarter last year. For the year-to-date ended January 31, 2010, management wrote down $108,000 for impaired investments and $499,000 was written down for the same period last year.

Net income for the quarter ended January 31, 2010 was $386,000, which is a 325.73% increase from the corresponding quarter last year, which showed a net loss of $171,000. Net income for the nine months ended January 31, 2010 was $858,000, a 51.06% increase from the same period last year. Net income for the nine months ended January 31, 2009 was $568,000. Earnings per common share for the quarter ended January 31, 2010 was $0.08 per share and $0.17 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2009 was $(0.03) per share and $0.11 per share, respectively.

New product information
~~~~~~~~~~~~~~~~~~~~~~~
The GRI Hold Up Switch has been redesigned. The "new" HD-1 requires no key to reset and is jumper selectable for latching or non-latching instead of needing two separate devices. It is tamper resistant, can incorporate an end-of-line resistor, and has more wiring options to help keep wires hidden.

A product that has been developed in conjunction with the Hold Up switch is a Panic Device. It is intended to be installed in walk-in coolers and freezers. In order to activate, the handle on the cover simply need to be pulled off and then the alarm will sound.

We have expanded our very popular resistor pack line. The new version of our 6644 uses screw terminals so the installer can directly place the wires into the resistor pack without having to splice wires together. This is con-venient and a time saver. Other resistor configurations will be available in this new version as well.

We are also adding to our top selling plastic molded wire covers line (EZ Duct Raceway). The new Quarter Round, as its name implies, has rounded edges and is esthetically pleasing along wall lines and base boards. This will be packaged in six, 6' sticks per bag. The Quarter Round connecting pieces are soon to follow.

Engineering continues to work on a wireless swimming pool alarm design, along with other wireless items, a pump guard watering station monitor, and a high security contact switch.

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

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

        31.  Certifications pursuant to Rule 13a-14(a)
             31.1 Certification of the Chief Executive Officer
             31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
             32.1 Certification of the Chief Executive Officer
             32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended January 31, 2010.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 03-17-2010               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date 03-17-2010               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller