Form 10-K
period 2010-04-30
RISK GEORGE INDUSTRIES INC
filed 2010-07-29
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended April 30, 2010
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

                Commission File Number: 000-05378

                  George Risk Industries, Inc.
                  ____________________________

        (Exact Name of registrant as specified in its charter)
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

Issuer's telephone number (308) 235-4645
                          ______________
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class       Name of Exchange on Which Registered
          None                      None
          ____                      ____
Securities registered under Section 12(g) of the Act:
Class A Common Stock, $.10 par value
(Title of class)


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

The aggregate market value, as of July 27, 2010, of the common stock (based on the average of the bid and asked prices of the shares on the OCTBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $8,999,456.


The number of outstanding shares of the common stock as of July 27, 2010 was 5,063,455.

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


Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. Our security burglar alarm products comprise approximately 87 percent of net revenues and are sold through distributors and private board customers.

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

Stock Prices and Dividends Information


2010 Fiscal Year
                           High                  Low

May 1-July 31              5.00                  3.45
August 1-October 31        5.05                  4.01
November 1-January 31      4.75                  4.10
February 1-April 30        5.00                  4.25





2009 Fiscal Year
                           High                  Low

May 1-July 31              7.00                  5.00
August 1-October 31        6.00                  4.25
November 1-January 31      5.23                  2.91
February 1-April 30        3.95                  3.25


A dividend of $0.17 per common share was declared on September 30, 2009. This was the only dividend declared and paid during the 2010 fiscal year. As for fiscal year 2009, a dividend of $0.17 per common share was declared on September 30, 2008.

The number of holders of record of the company's Class A Common Stock as of April 30, 2010, was approximately 1,300.

Item 6 Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
__________________

George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industries widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and are sold worldwide through distribution, who in turn sell our products to security installing companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 5.0% of revenues for fiscal year 2010 and 9.1% for 2009.

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

Liquidity and Capital Resources
_______________________________

Operating
Net cash decreased $1,030,000 during the year ended April 30, 2010 while it increased $599,000 during the year ended April 30, 2009. Other cash flow changes are as follows. Accounts receivable increased $5,000 during the current year as compared to a $299,000 decrease for last year. The slight increase in cash flow for accounts receivable is a reflection that sales are trending to be on the rise. At April 30, 2010, 80.05% of the receivables were considered current
(less than 45 days) and 6.03% of the total were over 90 days past due. For comparison, 83.5% of the receivables were current and 6.25% were past 90 days at April 30, 2009. Inventories decreased $732,000 for the current year as compared to a $336,000 decrease for the same period last year. Management has continued the trend of decreasing its purchases of raw materials in the current fiscal year to correspond to the decrease in sales. For the year ended April 30, 2010, prepaid expenses increased $62,000, and there was decrease of $22,000 for the corresponding period last year. The main reason for the increase in prepaid expenses for the current fiscal year is that the company has prepaid for raw materials that are coming from overseas. For the last two fiscal years, there have been income tax overpayments. There was a $79,000 increase in cash towards income tax overpayment for the year ending April 30, 2010. And there was a $334,000 decrease in cash towards income tax overpayment for the year ending April 30, 2009. Management paid income tax estimates based on what taxable income was estimated to be. And since there is an increase in taxable income, one can expect an increase in income taxes paid.

For the year ended April 30, 2010, accounts payable increased $22,000 as compared to a $32,000 decrease for the same period the year before. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses decreased by $108,000 for the year ended April 30, 2010, and these expenses also decreased $15,000 for the corresponding year ended April 30, 2009.


Investing
As for our investment activities, $98,000 was spent on purchases of property and equipment during the current fiscal year and $143,000 was spent during the year ended April 30, 2009. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2010 was $2,748,000 and $1,296,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the year ended April 30, 2010 were $747,000 and $260,000 for the same period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. There was some reorganizing of Money Manager accounts in the second quarter that will hopefully be beneficial to the Company. Also, $2 million was moved from a money market account into several certificates of deposits in order to be covered more fully by FDIC insurance. Unfortunately, all of these CDs have matured as of the date of this report and management has not found a worthy place to invest this money, so it is sitting in cash at this time. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2010, the Company purchased $263,000 worth of treasury stock and $171,000 worth was bought back for the year ended April 30, 2009. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last five fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
Cash flows from financing activities were $780,000 for the year ended April 30, 2010, which $785,000 of that amount was for dividends payments. The company declared a dividend of $0.17 per share of common stock on September 30, 2009 and these dividends were paid by October 31, 2009. Net cash used in financing activities was $802,000 for the year ended April 30, 2009. A dividend of $0.17 per common share was also declared and paid during the second fiscal quarter last year.

Results of Operations
_____________________

GRI completed the fiscal year ending April 30, 2010, with a net profit of 19.72% net of sales. Net sales were at $7,821,000, down 11.35% over the previous year. Additionally, net income for the year ended April 30, 2009 was $1,542,000, up 198.84% from the prior year.

Although sales were down for the fiscal year ending April 30, 2010 we expect sales to stay steady and increase for the fiscal year ending April 30, 2011.
The company's main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry has been performing poorly, the company's sales have decreased in relation to the economy. We are always researching and developing new products that will help our sales increase. We have many new products (which will be discussed in detail below) that we are planning to release into the marketplace during fiscal year end 2011. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers.
We have an excellent marketing department that is always on the lookout for new clients.

The costs of goods sold expenses stayed very consistent between this year and last year. For the year ended April 30, 2010, the cost of goods sold percentage was at 55.29% of net sales. This is an increase of 2.63% when comparing to fiscal year end 2009. We look for quality materials at the best possible price. We are overstocked on some raw materials due to a slow down in sales, and purchases that we were not able to delay vendor delivery times. We hire the number of production workers expected to finish products in a timely manner.
As a result of reduced sales, management has implemented a temporary period of voluntary and mandatory days off to reduce labor costs. With these continued good practices, we expect to continue to achieve a gross profit margin of about 50 percent for the coming year.

At April 30, 2010, working capital decreased by 5.7% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company's quick ratio increased to 37.758 for the year ended April 30, 2010 from 32.878 for the year ended April 30, 2009. Marketable securities have increased in the current year, while current liabilities increase slightly from year to year. At April 30, 2010, the biggest long-term liability on the books is deferred income taxes of $75,000.

New product development

The new HD-1 Hold-Up Switch is now in production. The HD-1 requires no key to reset, is jumper selectable for latching or non-latching. It is tamper resistant and can be incorporated into an end-of-line resistor. Engineering is currently working with our international representative on a modified version for the European market.

Mold design is currently being completed on a miniature surface mount contact switch with terminal blocks. Customers have been requesting this design for some time now. This switch will be the company's smallest surface mount terminal switch.

The Company has added to its top selling plastic molded wire covers line
(EZ Duct Raceway). The new Quarter Round, as its name implies, has rounded edges and is esthetically pleasing along wall lines and base boards. This will be packaged in six, 6' sticks per bag. The Quarter Round connecting pieces, which are for splices and corners, will be added to the product line soon.


Engineering continues work on the wireless swimming pool alarm design, along with other wireless items, a garage door monitor, a pump guard watering station and a high security contact switch.

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

In accordance with the Generally Accepted Accounting Principles in the United States (US GAAP), the Company evaluates all marketable securities for other-than temporary declines in fair value. When the cost basis exceeds the fair market value for approximately one year, management evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When it is determined that a security will probably remain impaired, a recognized loss is booked and the investment is written down to its new fair value. The investments are periodically evaluated to determine if impairment changes are required.

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

Income Taxes-US GAAP requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

Segment Reporting and Related Information-The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers.

Related Party Transactions - The Company leases a building from Ken and Bonnie Risk. Ken Risk is the Chairman of the Board and President and CEO of the company. Bonnie Risk is Ken's wife, who is also an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis.The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2010 and 2009.

The company also leases its airplane from President and CEO Ken Risk, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2010 and 2009, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane, and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $3,354,000 for the year ended April 30, 2010 and $4,616,000 for the year ended April 30, 2009. The Company also received interest income from FirsTier Bank in the amount of $31,000 for the year ended April 30, 2010 and $100,000 for the year ended April 30, 2009.

Item 8  Financial Statements


        Index to Financial Statements
       George Risk Industries, Inc.



Page

Independent Auditor's Report                      12

Balance Sheets April 30, 2010 and 2009            13

Statements of Income
  For the Years Ended April 30, 2010 and 2009     15

Statements of Comprehensive Income
  For the Years Ended April 30, 2010 and 2009     16

Statement of Changes in Stockholders' Equity
  For the Years Ended April 30, 2010 and 2009     17

Statements of Cash Flows
  For the Years Ended April 30, 2010 and 2009     19

Notes to Financial Statements                     21

     Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheets of George Risk Industries, Inc. as of April 30, 2010 and 2009, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2010 and 2009, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Haynie & Company


Littleton, Colorado
July 28, 2010




                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2010 and 2009

                                                    2010              2009


ASSETS
Current Assets
 Cash and cash equivalents                      $  3,641,000    $   4,671,000
 Investments and securities                       19,607,000       15,691,000
 Accounts receivable:
 Trade, net of $19,700 and $7,492 doubtful
  account allowance for 2010 and 2009              1,295,000        1,272,000
 Other                                                     0            1,000
 Note receivable, current                             11,000            3,000
 Income tax overpayment                              216,000          137,000
 Inventories                                       1,968,000        2,741,000
 Prepaid expenses                                    142,000           81,000
 Deferred current income taxes                       266,000        1,127,000
                                                ____________      ___________
Total Current Assets                            $ 27,146,000       25,724,000

Property and Equipment, net, at cost                 733,000          802,000

Other Assets
 Investment in Limited Land Partnership,
  at cost                                            200,000          200,000
 Projects in process                                 112,000           68,000
 Long-term receivable                                      0           40,000
 Note receivable                                       7,000            9,000
                                                ____________     ____________

Total Other Assets                              $    319,000     $    317,000

TOTAL ASSETS                                    $ 28,198,000     $ 26,843,000
                                                ____________      ___________
                                                ____________      ___________


See accompanying notes to financial statements.
Page 13




                George Risk Industries, Inc.
                    Balance Sheets
               As of April 30, 2010 and 2009



             Liabilities and Stockholders' Equity
                                                          2010          2009

Current Liabilities
 Accounts payable, trade                              $   57,000    $    35,000
 Dividends payable                                       395,000        317,000
 Accrued expenses:
  Payroll and related expenses                           198,000        306,000
                                                       __________   ___________
   Total Current Liabilities                          $  650,000    $   658,000

Long-Term Liabilities
 Aircraft ownership deposit payable                        5,000              0
 Deferred income taxes                                    75,000         86,000
                                                      ___________   ___________
   Total Long-Term Liabilities                        $   80,000    $    86,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000        99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued and
   outstanding                                            850,000       850,000
 Additional paid-in capital                             1,736,000     1,736,000
 Accumulated other comprehensive income                    13,000      (940,000)
 Retained earnings                                     28,102,000    27,423,000
 Less: treasury stock,3,438,352 and
    3,376,548 shares, at cost                          (3,332,000)   (3,069,000)
                                                      ___________   ___________
   Total Stockholders' Equity                         $27,468,000   $26,099,000
                                                      ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $28,198,000   $26,843,000
                                                      ___________   ___________
                                                      ___________   ___________




See accompanying notes to financial statements.




                 George Risk Industries, Inc.
                    Income Statements
        For the Years Ended April 30, 2010 and 2009

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2010    Apr 30, 2009
                                       ___________    ____________

Net Sales                              $ 7,821,000     $ 8,822,000
Less: Cost of Goods Sold                (4,324,000)     (4,646,000)
                                       ___________     ___________
Gross Profit                           $ 3,497,000     $ 4,176,000

Operating Expenses:
  General and Administrative               719,000         748,000
  Sales                                  1,575,000       1,813,000
  Engineering                               63,000          79,000
  Rent Paid to Related Parties              46,000          51,000
                                       ___________     ___________
Total Operating Expenses               $ 2,403,000     $ 2,691,000

Income From Operations                   1,094,000       1,485,000

Other Income (Expense)
 Other Income                              142,000          58,000
 Interest expense                                0          (2,000)
 Dividend and Interest Income              712,000         768,000
 Gain (Loss) on Investments                277,000      (1,374,000)
 Gain on Sale of Assets                      7,000               0
                                       ___________     ___________
                                       $ 1,138,000     $  (550,000)

Income  Before  Provision  for
 Income Taxes                            2,232,000         935,000

Provision for Income Taxes
 Current Expense                           525,000         661,000
 Deferred tax (benefit) expense            165,000        (242,000)
                                       ___________     ___________
 Total Income Tax Expense                  690,000         419,000

Net Income                             $ 1,542,000     $   516,000


Basic and Diluted Earnings Per Share
 of Common Stock                       $      0.30     $      0.10

Weighted Average Number of
 Common Shares Outstanding               5,080,387       5,167,806



See accompanying notes to financial statements.




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                  For the Years Ended April 30, 2010 and 2009

                                            Year           Year
                                           Ended           Ended
                                        Apr 30,2010    Apr 30, 2009
                                        ___________    ____________

Net Income                               $1,542,000     $   516,000
                                         __________     ___________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                  1,906,000      (2,740,000)
 Less: reclassification adjustment for
   (gains) losses included in net income   (268,000)      1,239,000
 Income tax expense related to other
   comprehensive income                    (685,000)        627,000
                                         __________      __________

Other Comprehensive Income                  953,000        (874,000)

Comprehensive Income (Loss)              $2,495,000      $ (358,000)
                                         __________      __________
                                         __________      __________


See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2010 and 2009


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount


Balances, April 30,
 2008                     4,100      $99,000    8,502,832    $850,000


Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.17 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2009                     4,100       99,000    8,502,832     850,000
                       ________     ________    _________    ________

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.17 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2010                     4,100     $ 99,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________





See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2010 and 2009

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive  Retained
          ______________
Capital     Shares      Amount      Income       Earnings      Total



$1,736,000  3,326,551  $(2,898,000) $   (67,000)   $27,787,000  $27,507,000



         -     49,997     (171,000)           -             -      (171,000)




         -          -            -            -      (880,000)    (880,000)

         -          -            -     (873,000)            -     (873,000)

         -          -            -            -       516,000      516,000
__________  _________  ___________  ___________   ___________  ___________

 1,736,000  3,376,548   (3,069,000)    (940,000)   27,423,000   26,099,000
__________  _________  ___________  ___________   ___________  ___________


         -     61,804     (263,000)           -             -     (263,000)



         -          -            -            -     (863,000)     (863,000)


         -          -            -      953,000             -      953,000

         -          -            -            -     1,542,000    1,542,000
__________  _________  ___________  ___________   ___________  ___________

$1,736,000  3,483,352  $(3,332,000) $    13,000   $28,102,000  $27,468,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________




See accompanying notes to financial statements.


                   George Risk Industries, Inc.
                     Statements of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2010    Apr 30, 2009
                                       ___________    ____________
Cash Flows from Operating Activities:
Net income                              $1,542,000    $  516,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            167,000       173,000
   (Gain) loss on sale of investments     (277,000)    1,376,000
   (Gain) loss on sale of property and
     equipment                              (7,000)            0
   Bad debt expense                         22,000       (43,000)
   Reserve for obsolete inventory           41,000        24,000
   Deferred income taxes                   165,000      (242,000)
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                    (5,000)      299,000
     Inventories                           732,000       336,000
     Prepaid expenses                      (62,000)       22,000
     Employee receivables                    1,000             0
     Income tax overpayment                (79,000)      334,000
    Increase (decrease) in:
     Accounts payable                       22,000       (32,000)
     Accrued expenses                     (108,000)      (15,000)
                                        __________    __________
    Net cash provided by (used in)
     operating activities               $2,154,000   $ 2,748,000
                                        __________    __________

Cash Flows From Investing Activities:
 Other assets manufactured and purchased   (44,000)            0
 (Purchase) of property and equipment      (98,000)     (143,000)
 Proceeds from sale of marketable
  securities                               747,000       260,000
 (Purchase) of marketable securities    (2,748,000)   (1,296,000)
 (Loans) made to employees                  (5,000)            0
 Collections of loans to employees           7,000         3,000
 (Purchase) of treasury stock             (263,000)     (171,000)
                                        __________    __________
    Net cash provided by (used in)
     investing activities              ($2,404,000)  ($1,347,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Increase in long-term debt                  5,000             0
 Dividends paid                           (785,000)     (802,000)
                                        __________    __________
   Net cash provided by (used in)
    financing activities                 ($780,000)    ($802,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                     $(1,030,000)   $  599,000
                                        __________    __________
                                        __________    __________
Cash and Cash Equivalents, beginning
 of period                             $ 4,671,000    $4,072,000

Cash and Cash Equivalents,
 end of period                         $ 3,641,000    $4,671,000
                                        __________    __________
                                        __________    __________
Supplemental Disclosure for Cash
 Flow Information:
  Cash Payments for:
   Income taxes paid                   $   639,000    $  325,000
   Interest paid                       $         0    $    2,000

  Cash receipts for income taxes       $    38,000    $        0




See accompanying notes to financial statements

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2010

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

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The company has recorded an allowance for doubtful accounts of $19,700 for the year ended April 30, 2010 and $7,492 for the year ended April 30, 2009. Bad debt expense was $19,135 and $380 for April 30, 2010 and 2009, respectively.

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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $1,198,000
        Machinery and equipment        5-10        1,114,000
        Furniture and fixtures         5-10          147,000
        Leasehold improvements         5-32          174,000
        Buildings                       20           659,000
        Automotive and aircraft        3-5           389,000
        Software                       2-5           129,000
        Land                           N/A            13,000
                                                  __________
        Total                                      3,823,000
        Accumulated depreciation                  (3,090,000)
                                                  __________
        Net                                       $  733,000
                                                  __________
                                                  __________


Depreciation expense of $167,000 and $173,000 were charged to operations for the years ended April 30 2010 and 2009, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $334,000 and $320,000 for the years ended April 30 2010 and 2009, respectively.

Income Taxes-US GAAP requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

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

Comprehensive Income-US GAAP requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

Segment Reporting and Related Information-The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2010, the Company operated in two segments organized by security line products and all other products. See Note 9 for further segment information disclosures.

Reclassifications-Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due to those reclassifications.

Recently Issued Accounting Pronouncements-In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles." ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009. The adoption of the standard has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on George Risk Industries' financial position, results of operations or cash flows.



2.    INVENTORIES
Inventories at April 30, 2010 consisted of the following:




    Raw materials                               $1,335,000
    Work in process                                521,000
    Finished goods                                 282,000
                                                __________
                                                 2,138,000
                                                __________

    Less: allowance for obsolete inventory        (170,000)
                                                __________
    Totals                                      $1,968,000
                                                __________
                                                __________

3.      MARKETABLE SECURITIES
The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between June 2010 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

As of April 30, 2010, investments available-for-sale consisted of the following:

		                        Gross	    Gross
	                  Cost	        Unrealized  Unrealized	 Fair
	                  Basis	        Gains	    Losses	 Value
Municipal bonds	         $ 9,336,000	$ 119,000   $  (119,000) $ 9,336,000
Federal agency mortgage
backed securities	 $   125,000    $   3,000   $         0	 $   128,000
Corporate bonds	         $   180,000	$   6,000   $         0  $   186,000
Equity securities	 $ 6,949,000	$ 424,000   $  (420,000) $ 6,953,000
Money Markets and CDs	 $ 2,996,000	$   8,000   $         0  $ 3,004,000
Total	                 $19,586,000	$ 560,000   $  (539,000) $19,607,000


The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $108,000 for the year ended April 30, 2010 and $782,000 for the year ended April 30, 2009.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2010.

	            Less than 12 months	        12 months or greater	                  Total

Description	    Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	 Fair Value	Unrealized Loss
Municipal bonds	    $1,368,000	$  (20,000)	$1,917,000	$  (99,000)	 $3,285,000	$  (119,000)
Equity securities   $1,806,000	$ (105,000)	$2,012,000	$ (317,000)	 $3,818,000	$  (422,000)
Total	            $3,174,000	$ (125,000)	$3,929,000	$ (416,000)	 $7,103,000	$  (541,000)


Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2010.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at April 30, 2010.

4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $11,000 were paid during the fiscal year ending April 30, 2010 and approximately $12,000 of matching contributions were paid during the fiscal year April 30, 2009. Discretionary contributions of approximately $3,700 and $6,600 were paid during 2010 and 2009, respectively.



5.    STOCKHOLDERS' EQUITY


Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2010.

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

During the fiscal year ended April 30, 2010, the Company purchased 61,804 shares of Class A common stock. Of those shares 43,100 were purchased by the Company actively seeking shares on the open market. A total of $188,230 was spent acquiring shares on the open market.

Stock Transfer Agent-The Company does not have an independent stock transfer agent. The company maintains all stock records.


6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:



                                      April 30, 2010
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $1,542,000
                           __________
                           __________

   Basic EPS               $1,542,000    5,080,387     $.303
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.001)
                           __________    _________     _____
     Diluted EPS           $1,542,000    5,100,887     $.302
                           __________    _________     _____
                           __________    _________     _____






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
                           __________    _________     _____
                           __________    _________     _____



7.      COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases a building from Ken and Bonnie Risk. Ken Risk is the Chairman of the Board and the President and CEO of the company. Bonnie Risk is Ken's wife, is also an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2010 and 2009.

The company also leases its airplane from President and CEO Ken Risk, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2010 and 2009, were $27,000 for each year. During the year ended
April 30,2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $3,354,000 for the year ended April 30, 2010 and $4,616,000 for the year ended April 30, 2009. The Company also received interest income from FirstTier Bank in the amount of $31,000 for the year ended April 30, 2010 and $100,000 for the year ended April 30,2009.

8.      INCOME TAXES

Reconciliation of income taxes with Federal and State taxable income:

                                     2010              2009
                                 ____________      ____________

 Income before income taxes        $2,232,000        $  935,000
 State income tax deduction          (102,000)         (126,000)
 Capital loss carryforwards
  (utilized) accumulated             (360,000)                 0
 Interest and dividend income        (545,000)         (537,000)
 Domestic production activities
  deduction                          (104,000)          (98,000)
Nondeductible expenses
  and timing differences              116,000         1,366,000
                                   __________        __________

    Taxable income                 $1,237,000        $1,540,000
                                   __________        __________
                                   __________        __________


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income before taxes at statutory
 rate                               $  933,000        $  391,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                   (42,000)          (53,000)
  Interest and dividend income        (228,000)         (225,000)
  Domestic production activities       (43,000)          (41,000)
  Deferred taxes                       165,000          (242,000)
  Other temporary and
   permanent differences               (95,000)           589,000
                                    __________        __________

  Income tax expense                $  690,000        $  419,000
                                    __________        __________
                                    __________        __________


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          ____            ____

  Blended statutory rate                  41.8%           41.8%
                                          ____            ____
                                          ____            ____



Deferred tax asset (liabilities) consist of the following components at April 30, 2010 and 2009:

  Deferred tax current assets:
   Capital loss carryforward          $  245,000         $  420,000
   Accrued vacation                       30,000             31,000
   Accumulated unrealized (gain)/loss
    on investments                        (9,000)           676,000
                                      __________         __________

  Net deferred tax assets             $  266,000         $1,127,000
                                      __________         __________
                                      __________         __________
  Deferred tax liabilities:
   Depreciation                          (75,000)           (86,000)
                                      __________         __________

   Net deferred tax liability         $  (75,000)        $  (86,000)
                                      __________         __________
                                      __________         __________


9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2010            2009

    Net revenue:
     Security alarm products           $  6,922,000      $ 7,926,000
     Other products                         899,000          896,000
                                        ___________      ___________

    Total net revenue                   $ 7,821,000      $ 8,822,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Security alarm products            $   968,000      $ 1,334,000
     Other products                         126,000          151,000
                                        ___________       __________
    Total income from operations        $ 1,094,000      $ 1,485,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Security alarm products            $ 2,825,000      $ 3,435,000
     Other products                       1,029,000        1,185,000
     Corporate general                   24,344,000       22,223,000
                                        ___________      ___________

    Total assets                        $28,198,000      $26,843,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Security alarm products            $    25,000      $    28,000
     Other products                         112,000          113,000
     Corporate general                       30,000           32,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   167,000      $   173,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Security alarm products            $     2,000      $     3,000
     Other products                          76,000          108,000
     Corporate general                       20,000           32,000
                                        ____________     ___________
      Total capital expenditures        $    98,000      $   143,000
                                        ____________     ___________
                                        ____________     ___________



10.    CONCENTRATIONS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2010 and 2009, the Company's had uninsured balances of $3,104,000 and $4,366,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The company has sales to a security alarm distributor representing 44% of total sales for the year ended April 30, 2010 and 42% for the year ended April 30, 2009. This distributor accounted for 42% and 48% of accounts receivable at April 30, 2010 and 2009, respectively.

Security switch sales made up 87% of the total sales for the fiscal year ended April 30, 2010 and 84% for the year ended April 30, 2009.

11. Fair Value Measurements

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The fair value of our investments is determined utilizing market based information. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Marketable Securities
As of April 30, 2010, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Fair Value Hierarchy
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                     Assets Measured at Fair Value on a Recurring Basis
                                                     As of April 30, 2010

                                     Level 1         Level 2    Level 3     Total
 Assets:
  Marketable Securities              $19,607,000       -          -         $19,607,000

 Total fair value of assets
  measured on a recurring basis      $19,607,000       -          -         $19,607,000


Item 9  Disagreements on Accounting and Financial Disclosures
There were no disagreements with accountants on accounting and financial disclosure.


Item 9A(T)	Controls and Procedures

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2010, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that as of April 30, 2010 our internal control over financial reporting is effective.

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

The following information is furnished with respect to each director and executive officer:


                                                                    Director or
Name               Principal Occupation or Employment        Age    Officer Since


Ken R. Risk        Chairman of the Board and President        62    April 25, 1977

Stephanie Risk     Chief Financial Officer/Director           38    August 8, 1999

Sharon Westby      Secretary/Treasurer                        58    June 16, 2006

Jerry Andersen     Director, retired                          79    August 28, 1978

Donna Debowey      Director, retired GRI plant manager        72    July 12, 2005

Joel H. Wiens      Vice-Chairman, FirsTier Banks              80    September 6, 2007



The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2010:


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

Stephanie Risk, chief financial officer and controller, has over fifteen years job experience in the accounting field. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.

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

Item 11  Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company's fiscal years ended April 30, 2010 and 2009 (no other officer had compensation over $100,000):

                                                                             Change
                                                                           in Pension
                                                                            Value and
                                                                           Non-qualified
Name and                                                    Non-Equity      Deferred     All Other
principal                                  Stock    Option  Incentive Plan Compensation  Compen-
position       Year     Salary   Bonus     Awards   Awards  Compensation   Earnings      sation    Total
______         ____    ______    _____     _____    ____    ________        ________    ________  ________
Ken A. Risk,   2010    $76,000   $78,000    --      --      --              --          $2,000    $156,000
Chief
Executive      2009    $74,000   $89,000    --      --      --              --          $2,000    $165,000
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

Item 12  Security Ownership of Certain Beneficial Owners and Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 2010.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,945,936        58.17%
A         Kimball, NE
          69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 13  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2010, 2009, and 2008, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                      2010            2009           2008

Airplane Lease
  Ken R. Risk, President and CEO   $   27,000      $   27,000     $   27,000


Building and Warehouse
 Leases/Rentals

 Eileen M. Risk,
  Mother of CEO                    $        0      $    3,400     $    3,400
 Eileen M. Risk,
  Mother of CEO                    $        0      $    2,400     $    3,600

 Eileen M. Risk,
  Mother of CEO                    $        0      $        0     $    9,210

 Ken R. Risk, President and CEO    $   18,420      $   18,420     $    9,210

Bank Balances

 Joel Wiens, Director              $3,353,855      $4,616,381     $4,071,929


Interest Income

 Joel Wiens, Director              $   31,272      $   99,826     $  192,880



Item 14  Principal Accountant Fees and Services
1)Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our financial statements for Form 10-QSB. The amounts are listed below:

     FYE 2010  $34,250     Haynie & Company
     FYE 2009  $32,500     Haynie & Company

2) Audit-Related Fees

The company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

     FYE 2010   $ 5,500    Haynie & Company
     FYE 2009   $ 5,200    Haynie & Company

3) Tax Fees

There were no aggregate fees or expenses incurred for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.


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

/s/  Ken R. Risk                                    Date
 Ken R. Risk, President and Chairman of the Board   July 29, 2010




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Ken R. Risk          President and              Date
Ken R. Risk              Chairman of the Board      July 29, 2010


/s/ Stephanie M. Risk    Chief Financial Officer    Date
Stephanie M. Risk        and Controller             July 29, 2010


/s/ Jerry Andersen       Director                   Date
Jerry Andersen                                      July 29, 2010


/s/ Joel H. Wiens        Director                   Date
Joel H. Wiens                                       July 29, 2010


/s/ Donna Debowey        Director                   Date
Donna Debowey                                       July 29, 2010