Form 10-Q
period 2010-10-31
RISK GEORGE INDUSTRIES INC
filed 2010-12-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2010

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 15, 2010 was 5,054,665.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2010, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS


                                              October 31,     April 30,
                                                 2010           2010
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 4,789,000    $ 3,641,000
     Investments and securities               18,756,000     19,607,000
     Accounts receivable:
        Trade, net of $11,365 and $19,700
          doubtful account allowance           1,262,000      1,295,000
        Other                                      1,000              0
     Note receivable, current                      9,000         11,000
     Income tax overpayment                      280,000        216,000
     Inventories                               1,691,000      1,968,000
     Prepaid expenses                             42,000        142,000
     Deferred current income taxes               190,000        266,000
                                             ------------   ------------
Total Current Assets                         $27,020,000    $27,146,000

Property and Equipment, net, at cost             690,000        733,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   210,000        200,000
     Projects in process                         167,000        112,000
     Note receivable                               3,000          7,000
                                             ------------   ------------
Total Other Assets                           $   380,000    $   319,000

TOTAL ASSETS                                 $28,090,000    $28,198,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              October 31,     April 30,
                                                 2010           2010
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   106,000    $    57,000
     Dividends payable                           485,000        395,000
     Accrued expenses:
        Payroll and related expenses             213,000        198,000
                                             ------------   ------------
Total Current Liabilities                    $   804,000    $   650,000

Long-Term Liabilities
     Aircraft ownership deposit payable            5,000          5,000
     Deferred income taxes                        57,000         75,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    62,000    $    80,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      173,000         13,000
     Retained earnings                        27,743,000     28,102,000
     Treasury stock, 3,445,117 and 3,438,352
        shares, at cost                       (3,377,000)    (3,332,000)
                                             ------------   ------------
Total Stockholders' Equity                   $27,224,000    $27,468,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $28,090,000    $28,198,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                            INCOME STATEMENTS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2010         2010          2009         2009
                         ---------------------------------------------------
Net Sales                $ 2,177,000  $ 4,184,000   $ 1,877,000  $ 3,840,000
Less: cost of goods sold  (1,094,000)  (2,323,000)   (1,181,000)  (2,323,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,083,000  $ 1,861,000   $   696,000  $ 1,517,000

Operating Expenses:
  General and
    administrative           202,000      384,000       181,000      348,000
  Selling                    383,000      774,000       428,000      831,000
  Engineering                 20,000       37,000        18,000       32,000
  Rent paid to related
    parties                   11,000       23,000        11,000       23,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   616,000  $ 1,218,000   $   638,000  $ 1,234,000

Income From Operations       467,000      643,000        58,000      283,000

Other Income (Expense)
  Other                        4,000        7,000       134,000      136,000
  Dividend and interest
    income                   137,000      320,000       159,000      343,000
  Gain (loss) on
    investments              (43,000)     (99,000)       26,000      (74,000)
  Gain (loss) on sale
    of assets                      0            0         7,000        7,000
                         ------------ ------------  ------------ ------------
                         $    98,000  $   228,000   $   326,000  $   412,000

Income Before Provisions
  for Income Tax             565,000      871,000       384,000      695,000

Provisions for Income Tax
  Current expense           (185,000)    (274,000)     (109,000)    (217,000)
  Deferred tax benefit
    (expense)                 25,000       57,000        (6,000)      (5,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (160,000) $  (217,000)  $  (115,000) $  (222,000)

Net Income               $   405,000  $   654,000   $   269,000  $   473,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.20
    per share)           $(1,013,000) $(1,013,000)
  Common Stock ($0.17
    per share)                                      $  (880,000) $  (880,000)

Income Per Share of Common Stock:
    Basic                      $0.08        $0.13         $0.05        $0.09
    Assuming Dilution          $0.08        $0.13         $0.05        $0.09

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,060,248    5,061,570     5,076,805    5,091,550
    Diluted                5,080,748    5,082,070     5,097,305    5,112,050

                        GEORGE RISK INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2010         2010          2009         2009
                         ----------------------------------------------------
Net Income               $   405,000  $   654,000   $   269,000  $   473,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          502,000      149,000       408,000    1,314,000
    Reclassification adjustment
      for (gains) losses included
      in net income           40,000      125,000      (117,000)      37,000
    Income tax expense related
      to other comprehensive
      income                (227,000)    (115,000)     (122,000)    (565,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   315,000  $   159,000   $   169,000  $   786,000

Comprehensive Income     $   720,000  $   813,000   $   438,000  $ 1,259,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                               Six months     Six months
                                                 ended          ended
                                              October 31,    October 31,
                                                  2010           2009
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   654,000    $   473,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 75,000         80,000
     (Gain) loss on sale of investments           99,000         74,000
     (Gain) loss on sales of assets                    0         (7,000)
     Reserve for bad debts                         9,000        (56,000)
     Reserve for obsolete inventory               23,000         64,000
     Deferred income taxes                       (56,000)         5,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     24,000        241,000
          Inventories                            254,000        524,000
          Prepaid expenses                        90,000         (5,000)
          Other receivables                        1,000              0
          Income tax overpayment                 (64,000)       (67,000)
       Increase (decrease) in:
          Accounts payable                        49,000         (5,000)
          Accrued expenses                        14,000        (60,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,172,000    $ 1,261,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (55,000)       (58,000)
  (Purchase) of property and equipment           (32,000)       (28,000)
  Proceeds from sale of marketable securities  1,558,000        225,000
  (Purchase) of marketable securities           (532,000)    (2,364,000)
  Collections of loans to employees                6,000          2,000
  (Purchase) of treasury stock                   (46,000)      (225,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $   899,000    $(2,448,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                (923,000)      (784,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $  (923,000)   $  (784,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $ 1,148,000    $(1,971,000)

Cash and cash equivalents, beginning of
  period                                     $ 3,641,000    $ 4,671,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,789,000    $ 2,700,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $   336,000    $   320,000
       Interest expense                      $         0    $         0

     Cash receipts for:
       Income taxes                          $         0    $    38,000

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2010

Note 1		Unaudited Interim Financial Statements

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

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able -for-sale investments in debt securities mature between December 2010 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are accrued as earned.

     As of October 31, 2010, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,465,000  $   199,000   $   (76,000) $ 9,588,000
Federal agency mortgage
backed securities        $    75,000  $     --      $     --     $    75,000
Corporate bonds          $   180,000  $    12,000   $     --     $   192,000
Equity securities        $ 7,606,000  $   579,000   $  (416,000) $ 7,769,000
Money markets/CDs        $ 1,132,000  $     --      $     --     $ 1,132,000
                         ------------ ------------  ------------ ------------
   Total                 $18,458,000  $   790,000   $  (492,000) $18,756,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $3,000 for the quarter ended October 31, 2010 and $11,000 for the six months ended October 31, 2010. As for the corresponding periods last year, $34,000 worth of impairment loss was recorded for the quarter, while $89,000 of loss was recorded for the six months ended October 31, 2009.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2010.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $  864,000  $  (12,000)  $1,387,000  $ (64,000)  $ 2,251,000  $   (76,000)
Equity securities
   $1,481,000  $ (140,000)  $1,698,000  $(276,000)  $ 3,179,000  $  (416,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $2,345,000  $ (152,000)  $3,085,000  $(340,000)  $ 5,430,000  $  (492,000)


Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2010.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the in-dividual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at October 31, 2010.


Note 3		Inventories

     At October 31, 2010, inventories consisted of the following:

          Raw Materials                                $ 1,170,000
          Work in Process                                  498,000
          Finished Goods                                   216,000
                                                       ------------
                                                       $ 1,884,000
          Less: allowance for obsolete inventory          (193,000)
                                                       ------------
          Net Inventories                              $ 1,691,000
                                                       ============

Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     October 31,
                                                 2010           2009
                                             ---------------------------
Net revenue:
     Security alarm products                   1,974,000      1,703,000
     Other products                              203,000        174,000
                                             ------------   ------------
Total net revenue                            $ 2,177,000    $ 1,877,000

Income from operations:
     Security alarm products                     423,000         53,000
     Other products                               44,000          5,000
                                             ------------   ------------
Total income from operations                 $   467,000    $    58,000

Identifiable assets:
     Security alarm products                   2,612,000      2,545,000
     Other products                              887,000      1,328,000
     Corporate general                        24,591,000     23,135,000
                                             ------------   ------------
Total assets                                 $28,090,000    $27,008,000

Depreciation and amortization:
     Security alarm products                       6,000          6,000
     Other products                               24,000         26,000
     Corporate general                             8,000          8,000
                                             ------------   ------------
Total depreciation and amortization          $    38,000    $    40,000

Capital expenditures:
     Security alarm products                      11,000          2,000
     Other products                                    0              0
     Corporate general                             4,000         15,000
                                             ------------   ------------
Total capital expenditures                   $    15,000    $    17,000



Note 5		Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2010
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  405,000
                                ===========
Basic EPS                       $  405,000        5,060,248    $     0.08
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  405,000        5,080,748    $     0.08


                                 For the six months ended October 31, 2010
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  654,000
                                ===========
Basic EPS                       $  654,000        5,061,570    $     0.13
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  654,000        5,082,070    $     0.13


                                For the three months ended October 31, 2009
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  269,000
                                ===========
Basic EPS                       $  269,000        5,076,805    $     0.05
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  269,000        5,097,305    $     0.05


                                 For the six months ended October 31, 2009
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  473,000
                                ===========
Basic EPS                       $  473,000        5,091,550    $     0.09
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  473,000        5,112,050    $     0.09


Note 6		Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during each quarter ending October 31, 2010 and 2009. Likewise, the Company paid matching contributions of approximately $6,000 and $5,000 during each six-month period ending October 31, 2010 and 2009, respectively. There were no discretionary con-tributions paid during either the quarters or six-month periods ending October 31, 2010 and 2009, respectively.

Note 7		Fair Value Measurements

     Generally accepted accounting principles in the United States of America (US GAAP) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as in-herent risk, transfer restrictions, and credit risk.

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

Marketable Securities
---------------------
As of October 31, 2010, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market inform-ation. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of October 31, 2010
                        ---------------------------------------------------
                           Level 1      Level 2      Level 3        Total
                           -------      -------      -------       -------
Assets:
    Securities           $18,756,000   $       0    $       0    $18,756,000
                         ------------  ----------   ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $18,756,000  $        0    $       0    $18,756,000


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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $1,148,000 for the six months ended October 31, 2010, while, for the same period last year, net cash decreased $1,971,000.
Accounts receivable decreased $24,000 for the current six months and de-creased $241,000 for the same period last year. At October 31, 2010, 79.16% of the receivables were considered current (less than 45 days) and 2.61% of the total were over 90 days past due. Inventory decreased $254,000 for the current six months, while it also decreased $524,000 for the same period last year. The main reason for the smaller decrease in cash expenditures towards inventory is that sales have started to increase and the company has used up some of the overstock it had for the last couple of years. Changes in pre-paid expenses in regards to cash flow increased by $90,000 for the six months ending October 31, 2010. Conversely, changes in prepaid expenses in regards to cash flow increased by $5,000 for the six-month ending October 31, 2009. Cash towards income tax overpayment increased $64,000 for the six months ended October 31, 2010 and it increased $67,000 for the same period last year. Management paid income tax estimated based on prior year taxable in-come.

For the six months ended October 31, 2010, accounts payable increased $49,000, and decreased $5,000 for the same period ended October 31, 2009.
The current increase is a reflection of higher costs of raw materials and the need for more inventory since sales have increased. Accrued expenses in-creased $14,000 for the six months ended October 31, 2010, as it decreased by $60,000 for the same period last year. The increase is due to elevated sales commissions and more employees than last year.

Investing
---------
As for our investment activities, the Company has spent approximately $32,000 on acquisitions of property and equipment for the current six-month period and $28,000 was spent during the six months ended October 31, 2009. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of mar-ketable securities for the six months ended October 31, 2010 was $532,000 and $2,364,000 was spent for the corresponding period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, per-mission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company con-tinues to purchase back its common stock when the opportunity arises. For the six months ended October 31, 2010, the Company purchased $46,000 worth of treasury stock and $225,000 worth was bought back for the six months ended October 31, 2009. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last six fis-cal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company. We have also made pur-chases of company stock on the open market.

Financing
---------
Cash flows from financing activities decreased by $923,000 for the six months ending October 31, 2010. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.20 per share of common stock on September 30, 2010 and these dividends were paid by October 31, 2010. As for the prior year numbers, net cash used in financing activities was $784,000 for the six months ending October 31, 2009. A dividend of $0.17 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     October 31,
                                                 2010           2009
                                             ---------------------------
     Working capital                         $ 26,216,000   $ 25,211,000
     Current ratio                                 33.607         38.572
     Quick ratio                                   30.854         34.118


Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,177,000 for the quarter ended October 31, 2010, which is a 15.98% increase from the corresponding quarter last year. Year-to-date net sales were $4,184,000 at October 31, 2010, which is an 8.96% increase from the same period last year. Since the majority of the Company's products are tied to the housing market, the increase in sales is a result of the in-creased growth in the housing market. Cost of goods sold was 50.25% of net sales for the quarter ended October 31, 2010 and 62.9% for the same quarter last year. Year-to-date cost of goods sold percentages were 55.5% for the current six months and 60.5% for the corresponding six months last year. Management has been keeping labor and other manufacturing expenses in check and with the increase in sales, the costs of good sold percentages are on the rise. Also, the actual expense for inventory has decreased because we are using up excess inventory and new orders placed have been delayed.

Operating expenses were 28.3% of net sales for the quarter ended October 31, 2010 as compared to 34.0 % for the corresponding quarter last year. Year-to-date operating expenses were 29.1% of net sales for the six months ended October 31, 2010, while they were 32.1% for the same period last year. Keeping operating expenses around 30% of net sales, as the company has been able to achieve over the years, shows that management keeps a close eye on these expenses from year to year. Income from operations for the quarter ended October 31, 2010 was at $467,000, which is a 705.17% increase from the corresponding quarter last year, which had income from operations of $58,000. Income from operations for the six months ended October 31, 2010 was at $643,000, which is a 127.21% increase from the corresponding six months last year, which had income from operations of $283,000.

Other income and expenses showed gains of $98,000 and $228,000 for the quar-ter and six months ended October 31, 2010, respectively. The other income and expense numbers for last year also showed gains of $326,000 for the quarter and $412,000 for the six months ending October 31, 2009. Dividend and interest income was down 13.84% for the current quarter and was down 6.71% for the current six-month period when compared to the same time periods last year. Gain and loss on investments is where the biggest loss is in this category. Management did not have to write down as many impaired investments for the current periods. It just happened that bonds matured and management bought those bonds at premiums, so the loss is now posted on the books. For the quarter ended October 31, 2010, management wrote down $3,000 for impaired investments. This is compared to writes down of $34,000 for the same quarter last year. For the year-to-date ended October 31, 2010, management wrote down $11,000 for impaired investments and $89,000 was wrote down for the same period last year.

Net income for the quarter ended October 31, 2010 was at $405,000, a 50.56% increase from the corresponding quarter last year, which showed net income of $269,000. Net income for the six months ended October 31, 2010 was $654,000, a 38.27% increase from the same period last year. Net income for the six months ended October 31, 2009 was $473,000. Earnings per common share for the quarter ended October 31, 2010 were $0.08 per share and $0.13 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2009 were $0.05 per share and $0.09 per share, respectively.

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

Engineering is also working on a monitoring device for guns or other moveable merchandise. This alarm will have a wire run through the merchandise and when someone wants to look at the item, the alarm is disarmed for removal of the item and the reset. If the alarm is not reset or if the merchandise is tampered with, the alarm will sound. Management anticipates that this product will sell well to pawn shops, secondhand stores, flea markets, and other types of retail outlets.

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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A(T).   Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2010, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the ob-jectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our in-ternal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our manage-ment concluded that as of October 31, 2010 our internal control over financial reporting is effective.

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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31.  Certifications pursuant to Rule 13a-14(a)
             31.1 Certification of the Chief Executive Officer
             31.2 Certification of the Chief Financial Officer

        32.  Certifications pursuant to 18 U.S.C. 1350
             32.1 Certification of the Chief Executive Officer
             32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended October 31, 2010.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 12-15-2010               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date 12-15-2010               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller