Form 10-Q
period 2011-01-31
RISK GEORGE INDUSTRIES INC
filed 2011-03-17
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

               For the quarterly period ended January 31, 2011

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 17, 2011 was 5,052,275.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2011, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              January 31,     April 30,
                                                 2011           2010
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 4,925,000    $ 3,641,000
     Marketable securities (Note 2)           18,882,000     19,607,000
     Accounts receivable:
        Trade, net of $12,063 and $19,700
          doubtful account allowance           1,297,000      1,295,000
     Note receivable, current                      5,000         11,000
     Income tax overpayment                      239,000        216,000
     Inventories (Note 3)                      1,845,000      1,968,000
     Prepaid expenses                             75,000        142,000
     Deferred income taxes                       390,000        266,000
                                             ------------   ------------
Total Current Assets                         $27,658,000    $27,146,000

Property and Equipment, net at cost          $   663,000    $   733,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  210,000        200,000
     Projects in process                         194,000        112,000
     Note receivable                               2,000          7,000
     Other                                         1,000              0
                                             ------------   ------------
Total Other Assets                           $   407,000    $   319,000

TOTAL ASSETS                                 $28,728,000    $28,198,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2011           2010
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    57,000    $    57,000
     Dividends payable                           484,000        395,000
     Accrued expenses
        Payroll and other expenses               271,000        198,000
        Property taxes                             2,000              0
                                             ------------   ------------
Total Current Liabilities                    $   814,000    $   650,000

Long-Term Liabilities
     Aircraft owership deposit payable             5,000          5,000
     Deferred income taxes                        49,000         75,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    54,000    $    80,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income       71,000         13,000
     Retained earnings                        28,495,000     28,102,000
     Treasury stock, 3,448,457 and 3,429,748
        shares, at cost                       (3,391,000)    (3,332,000)
                                             ------------   ------------
Total Stockholders' Equity                   $27,860,000    $27,468,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $28,728,000    $28,198,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2011         2011          2010         2010
                         ---------------------------------------------------
Net Sales                $ 2,220,000  $ 6,404,000   $ 1,918,000  $ 5,758,000
Less: cost of goods sold  (1,119,000)  (3,442,000)   (1,062,000)  (3,385,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,101,000  $ 2,962,000   $   856,000  $ 2,373,000

Operating Expenses:
  General and
    administrative           184,000      567,000       188,000      536,000
  Selling                    381,000    1,155,000       351,000    1,182,000
  Engineering                 22,000       59,000        19,000       51,000
  Rent paid to related
    parties                   11,000       34,000        11,000       34,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   598,000  $ 1,815,000   $   569,000  $ 1,803,000

Income From Operations       503,000    1,147,000       287,000      570,000

Other Income (Expense)
  Other                        2,000        9,000         1,000      137,000
  Dividend and interest
    income                   216,000      536,000       204,000      546,000
  Gain (loss) on sale of
    investments               97,000       (2,000)       22,000      (51,000)
  Gain (loss) on sale of
    assets                         0            0             0        7,000
                         ------------ ------------  ------------ ------------
                         $   315,000  $   543,000   $   227,000  $   639,000

Income Before Provisions
  for Income Tax             818,000    1,690,000       514,000    1,209,000

Provisions for Income Tax
  Current Expense            202,000      476,000       128,000      345,000
  Deferred tax expense
    (benefit)               (136,000)    (192,000)            0        6,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense      66,000      284,000       128,000      351,000

Net Income               $   752,000  $ 1,406,000   $   386,000  $   858,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.20
    per share)                     0   (1,013,000)
  Common Stock ($0.17
    per share)                                               0      (880,000)

Income Per Share of Common Stock (Note 5):
  Basic and diluted            $0.15        $0.28        $ 0.08        $0.17
Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,054,500    5,059,213     5,073,084    5,085,395
    Diluted                5,075,000    5,079,713     5,093,584    5,105,895



                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2011         2011          2010         2010
                         ----------------------------------------------------
Net Income               $   752,000  $ 1,406,000   $   386,000  $   858,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          (98,000)      50,000       209,000    1,523,000
    Reclassification adjustment
      for (gains) losses     (76,000)      51,000         9,000       45,000
    Income tax expense related
      to other comprehensive
      income                  73,000      (43,000)      (91,000)    (656,000)
                         ------------ ------------  ------------ ------------
   Other Comprehensive
     Income              $  (101,000) $    58,000   $   127,000  $   912,000

Comprehensive Income     $   651,000  $ 1,464,000   $   513,000  $ 1,770,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                (unaudited)
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2011           2010
                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,406,000    $   858,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                114,000        120,000
     (Gain) loss on sale of investments            2,000         51,000
     (Gain) loss on sale of assets                     0         (7,000)
     Reserve for bad debts                        10,000        (47,000)
     Reserve for obsolete inventory                8,000         63,000
     Deferred income taxes                      (192,000)         6,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    (11,000)       223,000
          Inventories                            115,000        588,000
          Prepaid expenses                        57,000         (7,000)
          Income tax overpayment                 (23,000)       (99,000)
       Increase (decrease) in:
          Accounts payable                             0         13,000
          Accrued expenses                        75,000        (46,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,561,000    $ 1,716,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (82,000)       (80,000)
  (Purchase) of property/equipment               (44,000)       (28,000)
  Proceeds from sale of marketable securities  1,584,000        239,000
  (Purchase) of marketable securities           (762,000)    (2,558,000)
  (Loans) made to employees                            0         (2,000)
  Collections of loans to employees               10,000          4,000
  (Purchase) of treasury stock                   (59,000)      (225,000)
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $   647,000    $(2,650,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                (924,000)      (785,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $  (924,000)   $  (785,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $ 1,284,000    $(1,719,000)

Cash and cash equivalents, beginning of
  period                                     $ 3,641,000    $ 4,671,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,925,000    $ 2,952,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
     Cash payments for:
       Income taxes                          $   497,000    $   480,000
       Interest expense                                0              0
     Cash receipts for:
       Income taxes                                    0         38,000


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2011

Note 1    Unaudited Interim Financial Statements

	The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (US GAAP) for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the company's annual report on Form 10-K for the year ended April 30, 2010. In the opinion of manage-ment, all adjustments, consisting only of normal recurring adjustments con-sidered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. We have evaluated subsequent events through March 17, 2011, the issuance date of these financial statements. The Company did not have any material, recognizable subsequent events.

Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able-for-sale investments in debt securities mature between February 2011 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other com-prehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are accrued as earned.

     As of January 31, 2011, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,394,000  $    73,000   $  (265,000) $ 9,202,000
Corporate bonds          $   180,000  $     7,000   $         0  $   187,000
Equity securities        $ 7,864,000  $   679,000   $  (370,000) $ 8,173,000
Money markets and CDs    $ 1,320,000  $         0   $         0  $ 1,320,000
                         ------------ ------------  ------------ ------------
   Total                 $18,758,000  $   759,000   $  (635,000) $18,882,000

     In accordance with US GAAP, the Company evaluates all marketable ecurities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record an impairment loss for the quarter ended January 31, 2011 and recorded an impairment loss of $11,000 for the nine months ended January 31, 2011. As for the corresponding periods last year, $19,000 worth of impairment loss was recorded for the quarter, while $108,000 of loss was recorded for the nine months ended January 31, 2010.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2011.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................

Municipal bonds
  $4,571,000  $ (145,000)  $1,742,000  $  (120,000)  $6,313,000  $ (265,000)
Equity securities
  $1,508,000  $ (110,000)  $1,624,000  $  (260,000)  $3,132,000  $ (370,000)
Total
  $6,079,000  $ (225,000)  $3,366,000  $  (380,000)  $9,445,000  $ (635,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2011.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold onto these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2011.


Note 3    Inventories

     At January 31, 2011, inventories consisted of the following:

          Raw materials                                $ 1,273,000
          Work in process                                  508,000
          Finished goods                                   242,000
                                                       ------------
                                                         2,023,000
          Less: allowance for obsolete inventory          (178,000)
                                                       ------------
          Totals                                       $ 1,845,000


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     January 31,
                                                 2011           2010
                                             ---------------------------
Net revenue:
     Security alarm products                   1,921,000      1,713,000
     Other products                              299,000        205,000
                                             ------------   ------------
Total net revenue                            $ 2,220,000    $ 1,918,000

Income from operations:
     Security alarm products                     435,000        256,000
     Other products                               68,000         31,000
                                             ------------   ------------
Total income from operations                 $   503,000    $   287,000

Identifiable assets:
     Security alarm products                   2,694,000      2,861,000
     Other products                              974,000        926,000
     Corporate general                        25,060,000     23,754,000
                                             ------------   ------------
Total assets                                 $28,728,000    $27,541,000

Depreciation and amortization:
     Security alarm products                       6,000          6,000
     Other products                               25,000         26,000
     Corporate general                             7,000          8,000
                                             ------------   ------------
Total depreciation and amortization          $    38,000    $    40,000

Capital expenditures:
     Security alarm products                           0              0
     Other products                               11,000              0
     Corporate general                                 0              0
                                             ------------   ------------
Total capital expenditures                   $    11,000    $         0



Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2011
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  752,000
                                ===========
Basic EPS                       $  752,000        5,054,500    $    0.149
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  752,000        5,075,000    $    0.148

                                 For the nine months ended January 31, 2011
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,406,000
                                ===========
Basic EPS                       $1,406,000        5,059,213    $    0.278
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,406,000        5,079,713    $    0.277


                                For the three months ended January 31, 2010
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  386,000
                                ===========
Basic EPS                       $  386,000        5,073,084    $    0.076
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  386,000        5,093,584    $    0.076

                                 For the nine months ended January 31, 2010
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  858,000
                                ===========
Basic EPS                       $  858,000        5,085,395    $    0.169
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  858,000        5,105,895    $    0.168



Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during each quarter ending January 31, 2011 and 2010. Likewise, the Company paid matching contributions of $9,000 during the nine-month period ending January 31, 2011 and 2010. There were no discretionary contributions paid during either the quarters or nine-month periods ending January 31, 2011 and 2010, respectively.

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

Marketable Securities
---------------------
As of January 31, 2011, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market inform-ation. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of January 31, 2011
                        ---------------------------------------------------
                           Level 1      Level 2      Level 3        Total
                           -------      -------      -------       -------
Assets:
    Securities           $18,882,000   $       0    $       0    $18,882,000
                         ------------  ----------   ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $18,882,000  $        0    $       0    $18,882,000


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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $1,284,000 for the nine months ended January 31, 2011, while, for the same period last year, net cash decreased $1,719,000.
Accounts receivable increased $11,000 for the current nine months and de-creased $223,000 for the same period last year. The increase in cash flow for accounts receivable is a reflection of increased sales. At January 31, 2011, 73.70% of the receivables were considered current (less than 45 days) and 1.55% of the total were over 90 days past due. For comparison, 73.79% of the receivables were current and 3.64% were past 90 days at January 31, 2010. Inventories decreased $115,000 for the current nine months, as it decreased $588,000 for the same period last year. The current decrease is due to in-creased sales and the inability to have ample supply of some raw materials. Changes in prepaid expenses in regards to cash flow decreased by $57,000 and increased by $7,000 for the nine-month periods ending January 31, 2011 and 2010, respectively. For the current fiscal year, there have been income tax overpayments. Cash towards income tax overpayment increased $23,000 for the nine months ended January 31, 2011, as it increased $99,000 for the same period last year. Management paid income tax estimates based on prior year taxable income and the company has not received its income tax refund from the federal level yet.

For the nine months ended January 31, 2011, cash flow towards accounts payable did not fluctuate. Cash flow towards accounts payable increased $13,000 for the same period ended January 31, 2010. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses increased $75,000 for the nine months ended January 31, 2011, and these expenses decreased $46,000 for the corresponding nine months last year. The current increase is a result of increased sales commissions and more employees.

Investing
---------
As for our investment activities, $44,000 was spent on purchases of property and equipment during the current nine-month period and $28,000 was spent during the nine months ended January 31, 2010. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the nine months ended January 31, 2011 was $762,000 and $2,558,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the nine months ended January 31, 2011 were 1,584,000 and $239,000 for the same period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to pur-chase back its common stock when the opportunity arises. For the nine months ended January 31, 2011, the Company purchased $59,000 worth of treasury stock and $225,000 worth was bought back for the nine months ended January 31, 2010. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last six fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
---------
Cash flows from financing activities decreased by $924,000 for the nine months ending January 31, 2011. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.20 per share of common stock on September 30, 2010 and these dividends were paid by October 31, 2010. As for the prior year numbers, net cash used in financing activities was $785,000 for the nine months ending January 31, 2010. A dividend of $0.17 per common share was also declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2011           2010
                                             ---------------------------
     Working capital                         $ 26,844,000   $ 25,732,000
     Current ratio                                 33.978         37.655
     Quick ratio                                   30.840         33.581


Results of operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,220,000 for the quarter ended January 31, 2011, which is a 15.75% increase from the corresponding quarter last year. Year-to-date net sales at January 31, 2011 were $6,404,000, which is an 11.22% increase from the same period last year. The Company has seen increases in sales as a re-sult of overall better economic times, as compared to the same time last year. Cost of goods sold was 50.4% of net sales for the quarter ended Jan-uary 31, 2011 and 55.4% for the same quarter last year. Year-to-date cost of goods sold percentages were 53.7% for the current nine months and 58.9% for the corresponding nine months last year. Management has been keeping labor and other manufacturing expenses in check and with the increase in sales, the cost of goods sold percentages are getting closer to being within the desired range of 45 to 50%. Management raised prices at January 1, 2011. This action will also help with the increase the percentage.

Operating expenses were 26.9% of net sales for the quarter ended January 31, 2011 as compared to 29.7% for the corresponding quarter last year. Year-to-date operating expenses were 28.3% of net sales for the nine months ended January 31, 2011, while they were 31.3% for the same period last year. Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2011 was at $503,000, which is a 75.26% increase from the corresponding quarter last year, which had income from operations of $287,000. Income from operations for the nine months ended January 31, 2011 was at $1,147,000, which is a 101.23% increase from the corresponding nine months last year, which had income from operations of $570,000.

Other income and expenses showed gains of $315,000 and $543,000 for the quarter and nine months ended January 31, 2011. The numbers for the cor-responding periods last year were also gains of $227,000 for the quarter and $639,000 for the nine-months ending January 31, 2010. Dividend and interest income was up 5.9% for the quarter and was down 1.8% for the current nine-month period when comparing to the same time periods last year. Gain and loss on investments is where the biggest gains are in this category. Man-agement did not need to write down any investments as being impaired for the current quarter. This is compared to write downs of $19,000 for the same quarter last year. For the year-to-date ended January 31, 2011, management wrote down $11,000 for impaired investments and $108,000 was written down for the same period last year.

Net income for the quarter ended January 31, 2011 was $752,000, which is a 94.8% increase from the corresponding quarter last year, which showed a net gain of $386,000. Net income for the nine months ended January 31, 2011 was $1,406,000, a 63.9% increase from the same period last year. Net income for the nine months ended January 31, 2010 was $858,000. Earnings per common share for the quarter ended January 31, 2011 was $0.15 per share and $0.28 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2010 was $0.08 per share and $0.17 per share, respectively.


New product information
~~~~~~~~~~~~~~~~~~~~~~~
Mold design has been completed and production has started on the Company's 700-Series switches. These are a miniature surface mount contact switch with terminal blocks. Customers have requested these switches for some time now and they will be the Company's smallest surface mount terminal switches.

The splice and corner connecting pieces for the E-Z Duct Quarter Round Race-way are currently being molded. The Company is also working on a plastic housing for our very popular flat magnet, which is part number MF-875.

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

A new water sensor made from a flexible cord has been engineered. This de-sign will contain multiple sensors to cover a larger detection area such as along the wall of a computer or utility room.

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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A(T).   Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of Jan-uary 31, 2011, our president and chief executive officer and our chief finan-cial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the ob-jectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our in-ternal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our manage-ment concluded that as of January 31, 2011 our internal control over finan-cial reporting is effective.

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

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

        31.  Certifications pursuant to Rule 13a-14(a)
             31.1 Certification of the Chief Executive Officer
             31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
             32.1 Certification of the Chief Executive Officer
             32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended January 31, 2011.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 03-17-2011               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date 03-17-2011               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller