Form 10-K
period 2011-04-30
RISK GEORGE INDUSTRIES INC
filed 2011-07-29
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended April 30, 2011
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

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
	      (Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
						Yes  [  ]	No  [ X ]

The aggregate market value, as of July 21, 2011, of the common stock (based on the average of the bid and asked prices of the shares on the OCTBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $13,449,178.


The number of outstanding shares of the common stock as of July 21, 2011 was 5,047,370.

DOCUMENTS INCORPORATED BY REFERENCE
A material vendor contract with a customer that accounts for a material portion of our sales.

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


Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. Our security burglar alarm products comprise approximately 88 percent of net revenues and are sold through distributors and private board customers.

The security segment has approximately 4,000 customers. One of the distributors accounts for approximately 42 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue. Also, the company has obtained a written agreement with our biggest customer. This agreement was signed in February 2011 and initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

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

GRI has approximately 160 employees.


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
 Stockholders' Matter

Principal Market

The company's Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information


2011 Fiscal Year
                           High                  Low

May 1-July 31              4.50                  4.16
August 1-October 31        5.25                  4.30
November 1-January 31      6.99                  5.00
February 1-April 30        6.55                  6.00





2010 Fiscal Year
                           High                  Low

May 1-July 31              5.00                  3.45
August 1-October 31        5.05                  4.01
November 1-January 31      4.75                  4.10
February 1-April 30        5.00                  4.25




A dividend of $0.20 per common share was declared on September 30, 2010. This was the only dividend declared and paid during the 2011 fiscal year. As for fiscal year 2010, a dividend of $0.17 per common share was declared on September 30, 2009.

The number of holders of record of the company's Class A Common Stock as of April 30, 2011, was approximately 1,300.

Repurchase of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI's common stock made on a quarterly basis:



2011 Fiscal Year         Number of shares repurchased

May 1-July 31                  4,665
August 1-October 31            6,100
November 1-January 31          3,340
February 1-April 30            3,400



2010 Fiscal Year         Number of shares repurchased

May 1-July 31                  44,465
August 1-October 31             8,735
November 1-January 31               0
February 1-April 30             8,604

</TABLE


There are still approximately 371,000 shares available to be repurchased under the current resolution.

Item 6 Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
__________________

George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industries widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and are sold worldwide through distribution, who in turn sell our products to security installing companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 5.7% of revenues for fiscal year 2011 and 5.0% for 2010.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The company has substantial marketable securities holdings and these holdings have a material impact on the financial results. For the fiscal year ending April 30, 2011, other income accounted for 32.32% of income before income taxes. In comparison, other income accounted for 50.99% of the income before income taxes for the year ending April 30, 2010. Management's philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. And over the years, the investments have kept the earnings per share up when the results from operations have not faired as well.

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

Liquidity and Capital Resources
_______________________________

Operating
Net cash increased $1,613,000 during the year ended April 30, 2011 while it decreased $1,030,000 during the year ended April 30, 2010. Other cash flow changes are as follows. Accounts receivable increased $287,000 during the current year as compared to a $5,000 decrease for last year. The increase in cash flow for accounts receivable is a reflection that sales have improved. At April 30, 2011, 76.16% of the receivables were considered current (less than 45 days) and 1.70% of the total were over 90 days past due. For comparison, 80.05% of the receivables were current and 6.03% were past 90 days at April 30, 2010. Inventories decreased $81,000 for the current year as compared to a $732,000 decrease for the same period last year. Management has continued the trend of decreasing its purchases of raw materials in the current fiscal year to correspond to the decrease in sales. Also, the smaller decrease account for the fact that sales have increased and raw materials are somewhat scarce. For the year ended April 30, 2011, prepaid expenses increased $9,000, and also increased $62,000 for the corresponding period last year. The main reason for the small increase in prepaid expenses for the current fiscal year is that the company continues to prepay for raw materials that are coming from overseas.

For the year ended April 30, 2011, accounts payable increased $71,000 as compared to a $22,000 increase for the same period the year before. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses increased by $13,000 for the year ended April 30, 2011, as these expenses decreased $108,000 for the corresponding year ended April 30, 2010. The increase in accrued expenses is a direct reflection of the increase in sales. The company has more payroll and commissions that are accrued at the end of the fiscal year. Income tax payable increased $252,000 for the year ended April 30, 2011. This is in comparison to an income tax overpayment increase of $79,000 for the year ended April 30, 2010. The current increase is a reflection for the increase in sales and income that has occurred during the current fiscal year.


Investing
As for our investment activities, $101,000 was spent on other assets manufactured for the year ended April 30, 2011, while only $44,000 was spent on these activities during the prior fiscal year. The current year increase accounts for the fact that our Tool and Die department consists of only one employee and molds and such are taking longer to complete and capitalize. $60,000 was spent on purchases of property and equipment during the current fiscal year and $98,000 was spent during the year ended April 30, 2010. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2011 was $868,000 and $2,748,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the year ended April 30, 2011 were $1,592,000 and $747,000 for the same period last year. We use
"money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2011, the Company purchased $77,000 worth of treasury stock and $263,000 was bought back for the year ended April 30, 2010. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last six fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
Cash used in financing activities were $924,000 for the year ended April 30, 2011, all of which consisted of dividends paid. The company declared a dividend of $0.20 per share of common stock on September 30, 2010 and these dividends were paid by October 31, 2010. Net cash used in financing activities was $780,000 for the year ended April 30, 2010. A dividend of $0.17 per common share was declared and paid during the second fiscal quarter last year.

Results of Operations
_____________________

GRI completed the fiscal year ending April 30, 2011, with a net profit of 22.87% net of sales. Net sales were at $8,858,000, up 13.26% over the previous year. The company has seen increases in sales as a result of overall better economic times, as compared to the same period last year. Cost of goods sold was 52.69% of net sales for the year ended April 30, 2011 and 55.29% for the same period last year. Management has been keeping labor and other manufacturing expenses in check and with the increase in sales, the cost of goods sold percentages are getting closer to being within the desired range of 45 to 50%. Also, management raised prices at January 1, 2011. This was the first overall price increase to take place in almost 10 years. The price increase will also help increase the cost of goods sold percentage.

Operating expenses were 27.39% of net sales for the year ended April 30, 2011 as compared to 30.72% for the corresponding period last year. Management's goal is to keep the operating expenses around 30% or less of net sale, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2011 was at $1,765,000, which is a 61.33% increase from the corresponding period last year, which had income from operations of $1,094,000.

Other income and expenses results for the fiscal year ended April 30, 2011 produced a gain of $843,000. This is in comparison to a gain of $1,138,000 for the fiscal year ended April 30, 2010. Dividend and interest income was $666,000, which was down 6.46% for the year. Dividend and interest expense at April 30, 2010 was $712,000.

Net income for the year ended April 30, 2011 was $2,026,000, which is a 31.39% increase from the prior year, which produced a net gain of $1,542,000. Earnings per common share for the year ended April 30, 2011 were $0.40 per share. EPS for the year ended April 30, 2010 was $0.30 per share.

Management expects sales to stay steady and hopefully increase for the fiscal year ending April 30, 2012. The company's main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry's performance has improved, the company's sales have also improved in relation to the economy. We are always researching and developing new products that will help our sales increase. We have many new products (which will be discussed in detail below) that we are planning to release into the marketplace during fiscal year end 2012. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers. We have an excellent marketing department that is always on the lookout for new clients.


At April 30, 2011, working capital increased by 4.39% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company's quick ratio decreased to 30.664 for the year ended April 30, 2011 from 37.758 for the year ended April 30, 2010. Cash and accounts receivable have increased during the current year, while marketable securities have stayed steady. Current liabilities increased almost 25% from year to year with the biggest increase coming in the form of having an income tax payable on the books for the current fiscal year. At April 30, 2011, the biggest long-term liability on the books is deferred income taxes of $53,000.

New product development


Mold design has been completed and production has started on the 700-Series contact switches. This series of products is a miniature surface mount contact switch with terminal blocks. This type of product has been requested by customers for some time and will be our smallest surface mount terminal switch.

Splice and corner connecting pieces for the E-Z Duct Quarter Round Raceway are currently being molded. We are also working on creating a plastic housing for one of our most popular flat magnets.

Engineering is completing design on a garage door alert which will monitor when the garage door has been left open and will automatically shut the door - either by a timed delay after the vehicle leaves the garage or closing at a set time everyday. Management believes this will be a good selling product as a lot of home burglaries happen through a garage door that is left open or unlocked.

Engineering is creating a new water sensor made with a flexible cord. This design will contain multiple sensors to cover a large detection area, such as along the wall of a computer or utility room.

Engineering is also looking to complete design on a 110-volt Current Controller which would work with our contact switches to secure the door of a storage unit and also turn on the light when the door is opened.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.
These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to accounts receivable; marketable securities; inventory; income taxes; and segment reporting.

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

Related Party Transactions - The Company leases a building from Ken and Bonnie Risk. Ken Risk is the Chairman of the Board and President and CEO of the company. Bonnie Risk is Ken's wife, who is also an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2011 and 2010.

The company also leases its airplane from President and CEO Ken Risk, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2011 and 2010, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane, and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,468,000 for the year ended April 30, 2011 and $3,354,000 for the year ended April 30, 2010. The Company also received interest income from FirsTier Bank in the amount of $8,000 for the year ended April 30, 2011 and $31,000 for the year ended April 30, 2010.

Item 8  Financial Statements


        Index to Financial Statements
       George Risk Industries, Inc.



Page

Independent Auditor's Report                      13

Balance Sheets April 30, 2011 and 2010            14

Statements of Income
  For the Years Ended April 30, 2011 and 2010     16

Statements of Comprehensive Income
  For the Years Ended April 30, 2011 and 2010     17

Statement of Changes in Stockholders' Equity
  For the Years Ended April 30, 2011 and 2010     18

Statements of Cash Flows
  For the Years Ended April 30, 2011 and 2010     19

Notes to Financial Statements                     21

     Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheets of George Risk Industries, Inc. as of April 30, 2011 and 2010, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2011 and 2010, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Haynie & Company


Littleton, Colorado
July 26, 2011




                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2011 and 2010

                                                    2011              2010


ASSETS
Current Assets
 Cash and cash equivalents                      $  5,254,000    $   3,641,000
 Investments and securities                       19,512,000       19,607,000
 Accounts receivable:
 Trade, net of $5,053 and $19,700 doubtful
  account allowance for 2011 and 2010,
   respectively                                    1,574,000        1,295,000
 Other                                                 1,000                0
 Note receivable, current                              5,000           11,000
 Income tax overpayment                                    0          216,000
 Inventories                                       1,854,000        1,968,000
 Prepaid expenses                                    151,000          142,000
 Deferred current income taxes                       166,000          266,000
                                                ____________      ___________
Total Current Assets                            $ 28,517,000       27,146,000

Property and Equipment, net, at cost                 639,000          733,000

Other Assets
 Investment in Limited Land Partnership,
  at cost                                            218,000          200,000
 Projects in process                                 213,000          112,000
 Note receivable                                       1,000            7,000
                                                ____________     ____________

Total Other Assets                              $    432,000     $    319,000

TOTAL ASSETS                                    $ 29,588,000     $ 28,198,000
                                                ____________      ___________
                                                ____________      ___________


See accompanying notes to financial statements.





                George Risk Industries, Inc.
                    Balance Sheets
               As of April 30, 2011 and 2010



             Liabilities and Stockholders' Equity
                                                          2011          2010

Current Liabilities
 Accounts payable, trade                              $  128,000    $    57,000
 Dividends payable                                       483,000        395,000
 Accrued expenses:
  Payroll and related expenses                           212,000        198,000
 Income tax payable                                       36,000              0
                                                       __________   ___________
   Total Current Liabilities                          $  859,000    $   650,000

Long-Term Liabilities
 Aircraft ownership deposit payable                        5,000          5,000
 Deferred income taxes                                    53,000         75,000
                                                      ___________   ___________
   Total Long-Term Liabilities                        $   58,000    $    80,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000        99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued and
   outstanding                                            850,000       850,000
 Additional paid-in capital                             1,736,000     1,736,000
 Accumulated other comprehensive income                   281,000        13,000
 Retained earnings                                     29,115,000    28,102,000
 Less: treasury stock,3,451,857 and
    3,438,352 shares, at cost                          (3,410,000)   (3,332,000)
                                                      ___________   ___________
   Total Stockholders' Equity                         $28,671,000   $27,468,000
                                                      ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $29,588,000   $28,198,000
                                                      ___________   ___________
                                                      ___________   ___________




See accompanying notes to financial statements.




                 George Risk Industries, Inc.
                    Income Statements
        For the Years Ended April 30, 2011 and 2010

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2011    Apr 30, 2010
                                       ___________    ____________

Net Sales                              $ 8,858,000     $ 7,821,000
Less: Cost of Goods Sold                (4,667,000)     (4,324,000)
                                       ___________     ___________
Gross Profit                           $ 4,191,000     $ 3,497,000

Operating Expenses:
  General and Administrative               754,000         719,000
  Sales                                  1,552,000       1,575,000
  Engineering                               74,000          63,000
  Rent Paid to Related Parties              46,000          46,000
                                       ___________     ___________
Total Operating Expenses               $ 2,426,000     $ 2,403,000

Income From Operations                   1,765,000       1,094,000

Other Income (Expense)
 Other Income                                9,000         142,000
 Dividend and Interest Income              666,000         712,000
 Gain on Investments                       168,000         277,000
 Gain on Sale of Assets                          0           7,000
                                       ___________     ___________
                                       $   843,000     $ 1,138,000

Income  Before  Provisions  for
 Income Taxes                            2,608,000       2,232,000

Provisions for Income Taxes
 Current Expense                           696,000         525,000
 Deferred tax (benefit) expense           (114,000)        165,000
                                       ___________     ___________
 Total Income Tax Expense                  582,000         690,000

Net Income                             $ 2,026,000     $ 1,542,000


Basic and Diluted Earnings Per Share
 of Common Stock                       $      0.40     $      0.30

Weighted Average Number of
 Common Shares Outstanding               5,057,337       5,080,387



See accompanying notes to financial statements.




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                  For the Years Ended April 30, 2011 and 2010

                                            Year           Year
                                           Ended           Ended
                                        Apr 30,2011    Apr 30, 2010
                                        ___________    ____________

Net Income                               $2,026,000     $ 1,542,000
                                         __________     ___________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                    558,000       1,906,000
 Less: reclassification adjustment for
   (gains) losses included in net income    (97,000)       (268,000)
 Income tax expense related to other
   comprehensive income                    (193,000)       (685,000)
                                         __________      __________

Other Comprehensive Income                  268,000         953,000

Comprehensive Income                     $2,294,000      $2,495,000
                                         __________      __________
                                         __________      __________


See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2011 and 2010


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount


Balances, April 30,
 2009                     4,100      $99,000    8,502,832    $850,000


Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.17 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2010                     4,100       99,000    8,502,832     850,000
                       ________     ________    _________    ________

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.20 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2011                     4,100     $ 99,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________





See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statements of Changes in Stockholders' Equity
           For the Years Ended April 30, 2011 and 2010

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive     Retained
          ______________
Capital     Shares      Amount      Income         Earnings     Total



$1,736,000  3,376,548  $(3,069,000) $  (940,000)   $27,423,000  $26,099,000



         -     61,804     (263,000)           -             -     (263,000)




         -          -            -            -      (863,000)    (863,000)

         -          -            -      953,000            -       953,000

         -          -            -            -     1,542,000    1,542,000
__________  _________  ___________  ___________   ___________  ___________

 1,736,000  3,438,352   (3,332,000)      13,000   28,102,000    27,468,000
__________  _________  ___________  ___________   ___________  ___________


         -     17,505      (78,000)           -             -      (78,000)



         -          -            -            -    (1,013,000)  (1,013,000)


         -          -            -      268,000             -      268,000

         -          -            -            -     2,026,000    2,026,000
__________  _________  ___________  ___________   ___________  ___________

$1,736,000  3,455,857  $(3,410,000) $   281,000   $29,115,000  $28,671,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________




See accompanying notes to financial statements.


                   George Risk Industries, Inc.
                     Statements of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2011    Apr 30, 2010
                                       ___________    ____________
Cash Flows from Operating Activities:
Net income                              $2,026,000    $1,542,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            153,000       167,000
   (Gain) on sale of investments          (169,000)     (277,000)
   (Gain) on sale of property and
     equipment                                   0        (7,000)
   Bad debt expense                          8,000        22,000
   Reserve for obsolete inventory           33,000        41,000
   Deferred income taxes                  (114,000)      165,000
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                  (287,000)       (5,000)
     Inventories                            81,000       732,000
     Prepaid expenses                       (9,000)      (62,000)
     Employee receivables                   (1,000)        1,000
     Income tax overpayment                      0       (79,000)
    Increase (decrease) in:
     Accounts payable                       71,000        22,000
     Accrued expenses                       13,000      (108,000)
     Income tax payable                    252,000             0
                                        __________    __________
    Net cash provided by (used in)
     operating activities               $2,057,000   $ 2,154,000
                                        __________    __________

Cash Flows From Investing Activities:
 Other assets manufactured and purchased  (101,000)      (44,000)
 (Purchase) of property and equipment      (60,000)      (98,000)
 Proceeds from sale of marketable
  securities                             1,592,000       747,000
 (Purchase) of marketable securities      (868,000)   (2,748,000)
 (Purchase) of long-term investment        (18,000)            0
 (Loans) made to employees                       0        (5,000)
 Collections of loans to employees          12,000         7,000
 (Purchase) of treasury stock              (77,000)     (263,000)
                                        __________    __________
    Net cash provided by (used in)
     investing activities               $  480,000   ($2,404,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Increase in long-term debt                      0         5,000
 Dividends paid                           (924,000)     (785,000)
                                        __________    __________
   Net cash provided by (used in)
    financing activities                 ($924,000)    ($780,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                     $ 1,613,000   $(1,030,000)
                                        __________    __________
                                        __________    __________

See accompanying notes to financial statements

Cash and Cash Equivalents, beginning
 of period                             $ 3,641,000    $4,671,000

Cash and Cash Equivalents,
 end of period                         $ 5,254,000    $3,641,000
                                        __________    __________
                                        __________    __________
Supplemental Disclosure for Cash
 Flow Information:
  Cash Payments for:
   Income taxes paid                   $   658,000    $  639,000


  Cash receipts for income taxes       $   214,000    $   38,000




See accompanying notes to financial statements

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2011

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

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The company has recorded an allowance for doubtful accounts of $5,053 for the year ended April 30, 2011 and $19,700 for the year ended April 30, 2010. Bad debt expense was $8,499 and $21,915 for April 30, 2011 and 2010, respectively.

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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:


                                      Useful
        Classification                 Life         Cost
                                     in Years

        Dies, jigs, and molds          3-7        $1,222,000
        Machinery and equipment        5-10        1,134,000
        Furniture and fixtures         5-10          147,000
        Leasehold improvements         5-32          178,000
        Buildings                       20           658,000
        Automotive and aircraft        3-5           398,000
        Software                       2-5           129,000
        Land                           N/A            13,000
                                                  __________
        Total                                      3,879,000
        Accumulated depreciation                  (3,240,000)
                                                  __________
        Net                                       $  639,000
                                                  __________
                                                  __________


Depreciation expense of $153,000 and $167,000 were charged to operations for the years ended April 30 2011 and 2010, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $257,000 and $334,000 for the years ended April 30 2011 and 2010, respectively.

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

Segment Reporting and Related Information-The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2011, the Company operated in two segments organized by security line products and all other products. See Note 9 for further segment information disclosures.

Reclassifications-Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due to those reclassifications.

Recently Issued Accounting Pronouncements-In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends
ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company's fiscal year 2012); early adoption is permitted. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855):
Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010.
The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

In April 2010, the FASB issued ASU 2010-12, "Income Taxes " (Topic 740).
ASU 2010-12 amends FASB Accounting Standard Codification subtopic 740-10 "Income Taxes" to include paragraph 740-10-599-4. On March 30, 2010 The President signed the "Health Care & Education Affordable Care Act" reconciliation bill that amends its previous Act signed on March 23, 2010. FASB ASC topic 740, "Income Taxes", requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated". Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff "does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns." The adoption of this standard did not have a material impact on our financial position and results of operations.



2.    INVENTORIES
Inventories at April 30, 2011 consisted of the following:




    Raw materials                               $1,413,000
    Work in process                                424,000
    Finished goods                                 220,000
                                                __________
                                                 2,057,000
                                                __________

    Less: allowance for obsolete inventory        (203,000)
                                                __________
    Totals                                      $1,854,000
                                                __________
                                                __________

3.      MARKETABLE SECURITIES
The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between June 2011 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

As of April 30, 2011, investments available-for-sale consisted of the following:

		                        Gross	    Gross
	                  Cost	        Unrealized  Unrealized	 Fair
	                  Basis	        Gains	    Losses	 Value
Municipal bonds	         $ 9,527,000	$  98,000   $  (199,000) $ 9,426,000
Corporate bonds	         $    81,000	$   3,000   $         0  $    84,000
Equity securities	 $ 7,993,000	$ 872,000   $  (289,000) $ 8,576,000
Money Markets and CDs	 $ 1,426,000	$       0   $         0  $ 1,426,000
Total	                 $19,027,000	$ 973,000   $  (488,000) $19,512,000


The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $11,000 for the year ended April 30, 2011 and $108,000 for the year ended April 30, 2010.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2011.

	            Less than 12 months	        12 months or greater	                  Total

Description	    Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	 Fair Value	Unrealized Loss
Municipal bonds	    $3,185,000	$  (90,000)	$1,801,000	$ (109,000)	 $4,986,000	$  (199,000)
Equity securities   $  677,000	$  (70,000)	$1,456,000	$ (220,000)	 $2,133,000	$  (290,000)
Total	            $3,862,000	$ (160,000)	$3,257,000	$ (329,000)	 $7,119,000	$  (489,000)


Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2011.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at April 30, 2011.

4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $11,000 were paid during the fiscal year ending April 30, 2011 and 2010. Discretionary contributions of approximately $1,800 and $3,700 were paid during 2011 and 2010, respectively.



5.    STOCKHOLDERS' EQUITY


Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2011.

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

During the fiscal year ended April 30, 2011, the Company purchased 17,505 shares of Class A common stock. Of those shares 6,200 were purchased by the Company actively seeking shares on the open market. A total of $26,350 was spent acquiring shares on the open market.

Stock Transfer Agent-The Company does not have an independent stock transfer agent. The company maintains all stock records.


6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:



                                      April 30, 2011
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,026,000
                           __________
                           __________

   Basic EPS               $2,026,000    5,057,337     $.401
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.002)
                           __________    _________     _____
     Diluted EPS           $2,026,000    5,077,837     $.399
                           __________    _________     _____
                           __________    _________     _____






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
                           __________    _________     _____
                           __________    _________     _____



7.      COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases a building from Ken and Bonnie Risk. Ken Risk is the Chairman of the Board and the President and CEO of the company. Bonnie Risk is Ken's wife, is also an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2011 and 2010.

The company also leases its airplane from President and CEO Ken Risk, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2011 and 2010, were $27,000 for each year. During the year ended
April 30,2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,648,000 for the year ended April 30, 2011 and $3,354,000 for the year ended April 30, 2010. The Company also received interest income from FirstTier Bank in the amount of $8,000 for the year ended April 30, 2011 and $31,000 for the year ended April 30,2010.

8.      INCOME TAXES

Reconciliation of income taxes with Federal and State taxable income:

                                     2011              2010
                                 ____________      ____________

 Income before income taxes        $2,608,000        $2,232,000
 State income tax deduction          (136,000)         (102,000)
 Capital loss carryforwards
  (utilized) accumulated             (162,000)         (360,000)
 Interest and dividend income        (541,000)         (545,000)
 Domestic production activities
  deduction                          (180,000)         (104,000)
Nondeductible expenses
  and timing differences               50,000           116,000
                                   __________        __________

    Taxable income                 $1,639,000        $1,237,000
                                   __________        __________
                                   __________        __________


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income before taxes at statutory
 rate                               $1,090,000        $  933,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                   (57,000)          (42,000)
  Interest and dividend income        (226,000)         (228,000)
  Domestic production activities       (75,000)          (43,000)
  Deferred taxes                      (114,000)          165,000
  Other temporary and
   permanent differences               (36,000)          (95,000)
                                    __________        __________

  Income tax expense                $  582,000        $  690,000
                                    __________        __________
                                    __________        __________


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          ____            ____

  Blended statutory rate                  41.8%           41.8%
                                          ____            ____
                                          ____            ____



Deferred tax asset (liabilities) consist of the following components at April 30, 2011 and 2010:

  Deferred tax current assets:
   Capital loss carryforward          $  337,000         $  245,000
   Accrued vacation                       31,000             30,000
   Accumulated unrealized (gain)/loss
    on investments                      (202,000)            (9,000)
                                      __________         __________

  Net deferred tax assets             $  166,000         $  266,000
                                      __________         __________
                                      __________         __________
  Deferred tax liabilities:
   Depreciation                          (53,000)           (75,000)
                                      __________         __________

   Net deferred tax liability         $  (53,000)        $  (75,000)
                                      __________         __________
                                      __________         __________


Of the $337,000 in current capital loss carryforwards, $177,000 of that number expires on April 30, 2013 and the rest, $160,000, expires on April 30, 2014.

9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2011            2010

    Net revenue:
     Security alarm products           $  7,791,000      $ 6,922,000
     Other products                       1,067,000          899,000
                                        ___________      ___________

    Total net revenue                   $ 8,858,000      $ 7,821,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Security alarm products            $ 1,552,000      $   968,000
     Other products                         213,000          126,000
                                        ___________       __________
    Total income from operations        $ 1,765,000      $ 1,094,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Security alarm products            $ 2,953,000      $ 2,825,000
     Other products                         995,000        1,029,000
     Corporate general                   25,640,000       24,344,000
                                        ___________      ___________

    Total assets                        $29,588,000      $28,198,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Security alarm products            $    23,000      $    25,000
     Other products                         100,000          112,000
     Corporate general                       30,000           30,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   153,000      $   167,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Security alarm products            $    11,000      $     2,000
     Other products                          32,000           76,000
     Corporate general                       17,000           20,000
                                        ____________     ___________
      Total capital expenditures        $    60,000      $    98,000
                                        ____________     ___________
                                        ____________     ___________



10.    CONCENTRATIONS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2011 and 2010, the Company's had uninsured balances of $4,398,000 and $3,104,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The company has sales to a security alarm distributor representing 42% of total sales for the year ended April 30, 2011 and 44% for the year ended April 30, 2010. This distributor accounted for 48% and 42% of accounts receivable at April 30, 2011 and 2010, respectively.

Security switch sales made up 88% of the total sales for the fiscal year ended April 30, 2011 and 87% for the year ended April 30, 2010.

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

Generally accepted accounting principles in the United States of America (US
GAAP) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the fair value hierarchy under US GAAP are described below:

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

Marketable Securities
As of April 30, 2011, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The valuations are generally classified as Level 1 given the active market for these securities, however, for our municipal and corporate bonds, an active market does not exist and the valuations are based on quoted prices for identical instruments in markets that are not active, which valuations are recorded as Level 2 in the fair value hierarchy.

Fair Value Hierarchy
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                     Assets Measured at Fair Value on a Recurring Basis
                                                     As of April 30, 2011

                                     Level 1         Level 2    Level 3     Total
 Assets:
  Marketable Securities              $10,086,000     $9,426,000   -         $19,512,000

 Total fair value of assets
  measured on a recurring basis      $10,086,000     $9,426,000   -         $19,512,000


Item 9  Disagreements on Accounting and Financial Disclosures
There were no disagreements with accountants on accounting and financial disclosure.


Item 9A 	Controls and Procedures

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2011, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that as of April 30, 2011 our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permit the Corporation to provide only the management's report in this annual report.


Item 9B    Other Information

None.

Part III


Item 10  Directors and Executive Officers of the Registrant
(a & b)  Identification of Directors and Executive Officers

All of the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2011 is furnished with respect to each director and executive officer:


                                                                    Director or
Name               Principal Occupation or Employment        Age    Officer Since


Ken R. Risk        Chairman of the Board and President        63    April 25, 1977

Stephanie Risk     Chief Financial Officer/Director           39    August 8, 1999

Sharon Westby      Secretary/Treasurer                        59    June 16, 2006

Jerry Andersen     Director, retired                          80    August 28, 1978

Donna Debowey      Director, retired GRI plant manager        73    July 12, 2005

Joel H. Wiens      Vice-Chairman, FirsTier Banks              81    September 6, 2007



The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2011:


Name	           Director's    Stock    Option   Non-equity      Non-qualified
                   Fees Paid     Awards   Awards   incentive       deferred
                                                   plan            compensation
                                                   compensation	   earnings	 Total
Ken Risk (1)         --           --       --       --               --            --
Stephanie Risk (1)   --           --       --       --               --            --
Sharon Westby  (1)   --           --       --       --               --            --
Jerry Andersen (2) $ 150.00       --	   --	    --	             --	         $ 150.00
Donna Debowey  (2) $ 150.00       --	   --	    --	             --	         $ 150.00
Joel H. Wiens  (2) $ 150.00       --	   --	    --	             --	         $ 150.00


The inside directors (1), or employees of the company, do not receive additional compensation for their services. Outside directors (2) are paid $150 per meeting for their services.

(c)  Identification of Certain Significant Employees
None.

(d)  Family Relationships
Ken Risk and Stephanie Risk have a father-daughter relationship.

(e)  Business Experience of Directors and Executive Officers

Ken R. Risk, chairman of the board, president and director, worked with the company after he returned from naval service for several years. His duties included the position of plant manager, and assisting in purchasing and sales aspects of the company. He left GRI in 1977 to start his own company, Platte Valley Sales, in Hastings, Nebraska. He returned to the company to assume the position of president and CEO in late 1989 after the death of his father, George Risk. He serves on various charitable and non-profit organization boards.

Mr. Risk has retained the position of President, CEO of the company because of his "common sense" approach to business. He is a grass roots leader who is interested in the day to day aspects of what his company is doing. He maintains a great working relationship with all of his department heads, ensuring that our customer service and product reliability are considered among the top in the industry.

Stephanie Risk, chief financial officer and controller, has over fifteen years of experience in the accounting field. Ms. Risk graduated from Hastings College with a degree in Accounting. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.

Ms. Risk serves on the Board of Directors of GRI, as a direct link to the financial condition of the company. She and her staff oversee all the accounting obligations of the Company. She has knowledge and experience in business outside of the company that makes her an asset to the Board.

Sharon Westby, the corporate secretary, worked at GRI right after high school for a couple of years as the personal secretary to the founder of the company, George Risk, who was president and CEO. Before she returned to the company in 1982, Sharon was a Clerk Steno 1 at Jackson County Welfare in Kansas City, MO, worked in medical records at the Kimball County Hospital in Kimball, NE, and also managed motels in Texas and Nebraska. She is the Executive Assistant to the President and CEO and Sales Administrator of the Keyboard and Switch division of GRI.

Ms. Westby continues in her position on the Board of Directors at GRI with over 25 years of experience with the company. She has seen the company through many years of ups and downs, has great knowledge of her product line and is very customer oriented in trying to sell her products to the "non-security use" industry.

Jerry Andersen, director, worked in the banking industry from 1967 until his retirement in August 2000. He was the Senior Vice President at American National Bank in Kimball, NE as well as serving several years in high positions at First State Bank in Kimball. His position with the bank for many years was as loan officer and for the last four years he held the position of Compliance Officer.

Mr. Andersen has served many years on the Board of Directors at GRI. He brings knowledge in financial and business matters to the table and although is retired, he still has an active interest in the success of the company.

Donna Debowey, director, worked in various retail stores and restaurants until she started at GRI in 1968. She started on the production line, but quickly worked her way up the ranks. She has been a Production Line Supervisor, Director of Quality Control and was named Plant Manager and Senior Vice President in 1998. She held that position until her retirement in 2003.

Ms. Debowey made the transition from employee of GRI to a member of the Board of Directors with no hesitation after her retirement. She brings her 40+ years of experience in the industry to the table and has a vested interest in seeing the continued success of the company that she helped to build.

Joel H. Wiens, director, is an entrepreneur with many business interests. He is Vice-Chairman and principal shareholder of FirsTier Banks Nebraska/Wyoming, Chairman of FirsTier II BanCorporation (which owns FirsTier Bank Nebraska/ Wyoming), Vice-Chairman and principal shareholder of FirsTier Banks Colorado, Chairman of FirsTier BanCorp (which owns FirsTier Bank Colorado), Chairman of Rite-A-Way Industries (lodging and hospitality industries), real estate investments, ranching and livestock, and insurance products.

Mr. Wiens took his place on the Board of Directors when his predecessor Mike Nelson, (who is affiliated with Mr. Wiens' financial institutions) retired from the Board to take another position within the Banks and moved away. Joel's knowledge and experience in business and industry span 50+ years and serves as a valuable asset to GRI.


(f)  Involvement in Certain Legal Proceedings

None.


(g)  Promoters and Control Persons

None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2011, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except as follows:

Ken R. Risk, Chairman of the Board and President, did not timely file one report on Form 4 and Form 5 pertaining to one late-reported transaction. The deemed execution date of the transaction was January 20, 2010. As of the fiscal year ended April 30, 2011, the relevant reports have not been filed.

Stephanie Risk, Chief Financial Officer and Director, has not filed her initial Form 3 or any subsequent Forms 4 or 5. As of the fiscal year ended April 30, 2011, the relevant reports have not been filed.

Sharon Westby, Secretary, has not filed her initial Form 3 or any subsequent Forms 4 or 5. As of the fiscal year ended April 30, 2011, the relevant reports have not been filed.

Donna Debowey, Director, has not filed her initial Form 3 or any subsequent Forms 4 or 5. As of the fiscal year ended April 30, 2011, the relevant reports have not been filed.


Code of Ethics and Code of Business Conduct

The company does not have a written code of ethics at this time. The company is a small business and employees know that the President of the company must approve all material business. The company also has checks and balances to make sure that there is not any fraud or illegal activities taking place.


Corporate Governance

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our Board of Directors believes that it is not necessary to have a standing compensation committee at this time because our Board of Directors adequately performs the functions of such committee.

Our Board of Directors also is of the view that it is appropriate for us not to have a standing nominating committee because our Board of Directors has performed and will perform adequately the functions of a nominating committee. Our Board of Directors has not adopted a charter for the nomination committee. There have not been any defined policy or procedure requirements for stock-holders to submit recommendations or nomination for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.


Audit Committee

We do not have a standing audit committee at the present time. Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2011 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11  Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company's fiscal years ended April 30, 2011 and 2010 (no other officer had compensation over $100,000):

                                                                             Change
                                                                           in Pension
                                                                            Value and
                                                                           Non-qualified
Name and                                                    Non-Equity      Deferred     All Other
principal                                  Stock    Option  Incentive Plan Compensation  Compen-
position       Year     Salary   Bonus     Awards   Awards  Compensation   Earnings      sation    Total
______         ____    ______    _____     _____    ____    ________        ________    ________  ________
Ken A. Risk,   2011    $80,000   $84,000    --      --      --              --          $2,000    $166,000
Chief
Executive      2010    $76,000   $78,000    --      --      --              --          $2,000    $156,000
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

Item 12  Security Ownership of Certain Beneficial Owners and Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 2011.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,945,936        58.32%
A         Kimball, NE
          69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 13  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2011, 2010, and 2009, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                      2011            2010           2009

Airplane Lease
  Ken R. Risk, President and CEO   $   27,000      $   27,000     $   27,000


Building and Warehouse
 Leases/Rentals

 Eileen M. Risk,
  Mother of CEO                    $        0      $        0     $    3,400
 Eileen M. Risk,
  Mother of CEO                    $        0      $        0     $    2,400

 Ken R. Risk, President and CEO    $   18,420      $   18,420     $   18,420

Bank Balances

 Joel Wiens, Director              $4,648,365      $3,353,855     $4,616,381

Interest Income

 Joel Wiens, Director              $    8,373      $   31,272     $   99,826



Item 14  Principal Accountant Fees and Services
1)Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

     FYE 2011  $35,700     Haynie & Company
     FYE 2010  $34,250     Haynie & Company

2) Audit-Related Fees

The company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

     FYE 2011   $ 5,800    Haynie & Company
     FYE 2010   $ 5,500    Haynie & Company

3) Tax Fees

The company incurred aggregate fees or expenses for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for the last two fiscal years. The amounts are listed below:

     FYE 2011   $ 1,200    Haynie & Company
     FYE 2010   $     0    Haynie & Company


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

10.1 Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group ("ADI") and George Risk Industries, Inc. - filed herewith (see footnote below)

31.1   Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer

31.2   Certification pursuant to Rule 13a-14(a) of the Chief Financial Officer

32.1   Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer

32.2   Certification pursuant to 18 U.S.C. 1350 of the Chief Financial Officer


Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Ken R. Risk                                    Date
 Ken R. Risk, President and Chairman of the Board   July 29, 2011




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Ken R. Risk          President and              Date
Ken R. Risk              Chairman of the Board      July 29, 2011


/s/ Stephanie M. Risk    Chief Financial Officer    Date
Stephanie M. Risk        and Controller             July 29, 2011


/s/ Jerry Andersen       Director                   Date
Jerry Andersen                                      July 29, 2011


/s/ Joel H. Wiens        Director                   Date
Joel H. Wiens                                       July 29, 2011


/s/ Donna Debowey        Director                   Date
Donna Debowey                                       July 29, 2011