Form 10-Q
period 2011-07-31
RISK GEORGE INDUSTRIES INC
filed 2011-09-13
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2011

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 13, 2011 was 5,047,370.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three-month period ended July 31, 2011, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                               July 31,       April 30,
                                                 2011           2011
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 5,518,000    $ 5,254,000
     Investments and securities               19,377,000     19,512,000
     Accounts receivable:
        Trade, net of $27,511 and $5,053
          doubtful account allowance           1,958,000      1,574,000
        Other                                      1,000          1,000
     Note receivable, current                      6,000          5,000
     Inventories                               2,089,000      1,854,000
     Prepaid expenses                            153,000        151,000
     Deferred current income taxes               127,000        166,000
                                             ------------   ------------
Total Current Assets                         $29,229,000    $28,517,000

Property and Equipment, net, at cost             771,000        639,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   218,000        218,000
     Projects in process                          69,000        213,000
     Note receivable                                 --           1,000
                                             ------------   ------------
Total Other Assets                           $   287,000    $   432,000

TOTAL ASSETS                                 $30,287,000    $29,588,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                               July 31,       April 30,
                                                 2011           2011
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    90,000    $   128,000
     Dividends payable                           483,000        483,000
     Accrued expenses:
        Payroll and related expenses             270,000        212,000
        Property taxes                             2,000            --
     Income tax payable                          326,000         36,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,171,000    $   859,000

Long-Term Liabilities
     Aircraft ownership deposit payable            5,000          5,000
     Deferred income taxes                        61,000         53,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    66,000    $    58,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income     (112,000)       281,000
     Retained earnings                        29,907,000     29,115,000
     Treasury stock, 3,455,362 and 3,451,857
        shares, at cost                       (3,430,000)    (3,410,000)
                                             ------------   ------------
Total Stockholders' Equity                   $29,050,000    $28,671,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $30,287,000    $29,588,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

                                                       July 31,
                                                 2011           2010
                                             ------------   ------------
                                              (unaudited)    (unaudited)
Net Sales                                    $ 2,598,000    $ 2,007,000
   Less:  Cost of Goods Sold                  (1,191,000)    (1,229,000)
                                             ------------   ------------
Gross Profit                                 $ 1,407,000    $   778,000

Operating Expenses:
   General and Administrative                    206,000        181,000
   Sales                                         341,000        391,000
   Engineering                                    16,000         17,000
   Rent Paid to Related Parties                   11,000         11,000
                                             ------------   ------------
Total Operating Expenses                     $   574,000    $   600,000

Income From Operations                           833,000        178,000

Other Income (Expense)
   Other Income                                    8,000          2,000
   Dividend and Interest Income                  192,000        182,000
   Gain (Loss) on Sale of Investments            379,000        (56,000)
                                             ------------   ------------
                                             $   579,000    $   128,000

Income Before Provisions for Income Taxes      1,412,000        306,000

Provisions for Income Taxes
    Current Expense                              292,000         89,000
    Deferred Tax Expense                         328,000        (32,000)
                                             ------------   ------------
     Total Income Tax Expense                $   620,000    $    57,000

Net Income                                   $   792,000    $   249,000

Basic and Diluted Earnings Per Share of
    Common Stock                             $      0.16    $      0.05

Weighted Average Number of Common Shares
   Outstanding                                 5,048,365      5,062,892


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2011           2010
                                             ---------------------------
                                              (unaudited)    (unaudited)
Net Income                                   $   792,000    $   249,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                    (564,000)      (355,000)
     Reclassification adjustment for gains
       (losses) included in net income          (114,000)        85,000
     Income tax expense related to other
       comprehensive income                      283,000        113,000
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $  (395,000)  $   (157,000)

Comprehensive Income (Loss)                  $   397,000    $    92,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2011           2010
                                             ---------------------------
                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   792,000    $   249,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 37,000         37,000
     (Gain) loss on sale of investments         (379,000)        56,000
     Reserve for bad debts                        21,000          5,000
     Reserve for obsolete inventory                8,000         31,000
     Deferred income taxes                       328,000        (31,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                   (406,000)        79,000
          Inventories                           (243,000)       236,000
          Prepaid expenses                        (2,000)        56,000
          Income tax overpayment                     --          88,000
       Increase (decrease) in:
          Accounts payable                       (37,000)         1,000
          Accrued expenses                        60,000         62,000
          Income tax payable                     290,000            --
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   469,000    $   869,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured & purchased          145,000        (31,000)
  Proceeds from receipt of insurance claim           --         132,000
  (Purchase) of property and equipment          (169,000)       (17,000)
  Proceeds from sale of marketable securities      8,000      1,554,000
  (Purchase) of marketable securities           (169,000)      (419,000)
  (Loans) made to employees                       (2,000)           --
  Collection of loans to employees                 2,000          3,000
  (Purchase) of treasury stock                   (20,000)       (20,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (205,000)   $ 1,202,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used in) financing
  activities                                 $       --     $       --

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   264,000    $ 2,071,000

Cash and cash equivalents, beginning of
  period                                     $ 5,254,000    $ 3,641,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,518,000    $ 5,712,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                                   $0             $0
       Interest expense                               $0             $0



                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2011


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the inform-ation and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Available-for-sale investments in debt securities mature between August 2011 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are accrued as earned.

     As of July 31, 2011, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,322,000  $   144,000   $  (107,000) $ 9,359,000
Corporate bonds          $    81,000  $     2,000   $       --   $    83,000
Equity securities        $ 9,169,000  $   294,000   $  (526,000) $ 8,937,000
Money markets/CDs        $   998,000  $       --    $       --   $   998,000
                         ------------ ------------  ------------ ------------
   Total                 $19,570,000  $   440,000   $  (633,000) $19,377,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record any impairment losses for the quarter ended July 31, 2011 and recorded impairment losses of $7,000 for the quarter ended July 31, 2010.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2011.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
    $  728,000  $ (15,000)  $3,545,000  $ (92,000)  $ 4,273,000  $  (107,000)
Equity securities
    $1,835,000  $(112,000)  $2,044,000  $(292,000)  $ 3,879,000  $  (404,000)
    ----------- ----------  ----------- ----------  ------------ ------------
Total
    $2,563,000  $(127,000)  $5,589,000  $(384,000)  $ 8,152,000  $  (511,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2011

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the in-dividual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at July 31, 2011.


Note 3    Inventories

     Inventories at July 31, 2011, consisted of the following:

          Raw Materials                                $ 1,517,000
          Work in Process                                  577,000
          Finished Goods                                   190,000
                                                       ------------
                                                       $ 2,284,000
          Less: allowance for obsolete inventory          (195,000)
                                                       ------------
          Net Inventories                              $ 2,089,000
                                                       ============


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2011            2010
                                             ---------------------------
Net revenue:
     Security alarm products                   2,279,000      1,797,000
     Other products                              319,000        210,000
                                             ------------   ------------
Total net revenue                            $ 2,598,000    $ 2,007,000

Income from operations:
     Security alarm products                     731,000        159,000
     Other products                              102,000         19,000
                                             ------------   ------------
Total income from operations                 $   833,000    $   178,000

Identifiable assets:
     Security alarm products                   3,495,000      2,485,000
     Other products                            1,201,000        916,000
     Corporate general                        25,591,000     24,923,000
                                             ------------   ------------
Total assets                                 $30,287,000    $28,324,000

Depreciation and amortization:
     Security alarm products                       6,000          6,000
     Other products                               25,000         24,000
     Corporate general                             6,000          7,000
                                             ------------   ------------
Total depreciation and amortization          $    37,000    $    37,000

Capital expenditures:
     Security alarm products                         --             --
     Other products                              169,000          5,000
     Corporate general                               --          12,000
                                             ------------   ------------
Total capital expenditures                   $   169,000    $    17,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2011
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    792,000
                                   =============
Basic EPS                          $    792,000       5,048,365   $  0.1569
Effect of dilutive securities:
   Convertible preferred stock              --           20,500     (0.0007)
                                   -------------  --------------  ----------
Diluted EPS                        $    792,000       5,068,865   $  0.1562



                                   For the three months ended July 31, 2010
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    249,000
                                   =============
Basic EPS                          $    249,000       5,062,892   $  0.0492
Effect of dilutive securities:
   Convertible preferred stock              --           20,500     (0.0002)
                                   -------------  --------------  ----------
Diluted EPS                        $    249,000       5,083,392   $  0.0490


Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during the quarters ending
July 31, 2011 and 2010, respectively. There were no discretionary con-tributions paid during the quarters ending July 31, 2011 and 2010, re-spectively.

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

Marketable Securities
---------------------
As of July 31, 2011, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market inform-ation. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                         as of July 31, 2011
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Marketable
    Securities           $10,018,000  $ 9,359,000  $     --     $19,377,000
                         -----------  -----------  -----------  -----------
Total fair value of
  assets measured on a
  recurring basis        $10,018,000  $ 9,359,000  $     --     $19,377,000
                         ===========  ===========  ===========  ===========


                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2011.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $264,000 during the quarter ended July 31, 2011 as com-pared to an increase of $2,071,000 during the corresponding quarter last year. Accounts receivable increased $406,000 for the quarter ending July 31, 2011 compared with a $79,000 decrease for the same quarter last year. The in-crease in cash flow for accounts receivable for the current period is a re-flection of increased sales. At the quarter ended July 31, 2011, 63.69% of the receivables are considered current (less than 45 days) while 4.95% of the total are over 90 days past due. This is in comparison to having 78.15% of the receivables considered current and 4.06% over 90 days past due at July 31, 2010. Inventories increased $243,000 during the current quarter as com-pared to a $236,000 decrease last year. Management has had to increase its raw material purchases as a result of the increase in sales and the price of raw materials keeps rising. At the quarter ended July 31, 2011 there was a $2,000 increase in prepaid expenses, while at July 31, 2010, there was a $56,000 decrease. There was not an income tax overpayment for the quarter ended July 31, 2011, while there was an $88,000 decrease in income tax over-payment for the corresponding quarter last year. Management paid income tax estimates based on prior year taxable income.

At the quarter ended July 31, 2011, accounts payable shows a decrease of $37,000 as compared to a decrease of $1,000 for the same quarter the year before. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the com-pany pays all its invoices within the terms. Accrued expenses increased $60,000 for the current quarter as compared to a $62,000 increase for the quarter ended July 31, 2010. The current increase is due to increased em-ployment and more payroll and commission dollars. Income tax payable in-creased $290,000 for the quarter ended July 31, 2011, while there was no payable on the books for the corresponding quarter the same year.

Investing
---------
As for our investment activities, the Company has spent approximately $169,000 on acquisitions of property and equipment for the current fiscal quarter. In comparison with the corresponding quarter last year, there was activity of $17,000. The $169,000 represents an in-house mold, previously a project in process, which was completed during the quarter. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2011 was $169,000 compared with $419,000 spent during the quarter ended July 31, 2010. We continue to use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2011, the Company purchased $20,000 worth of treasury stock and also $20,000 worth of treasury stock for the quarter ended July 31, 2010. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last seven fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2011           2010
                                             ---------------------------
     Working capital                         $ 28,058,000   $ 26,673,000
     Current ratio                                 24.961         38.410
     Quick ratio                                   22.932         35.160


Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,598,000 for the quarter ended July 31, 2011, which is an increase of 29.44% from the corresponding quarter last year. Net sales for the quarter ended July 31, 2010 were $2,007,000. Even though the majority of the Company's products are tied to the housing market, the increase in sales is a result of the Company focusing on gaining market share in the industry. The Company is accomplishing this by having excellent customer service and being willing to make many customized parts. Cost of goods sold was 45.84% of net sales for the quarter ended July 31, 2011 and 61.24% for the quarter ended July 31, 2010. Management continues to keep labor and other manufac-turing expenses down and has reached the desired cost of goods sold percent-age range of 45 to 50%. Also, management raised prices at January 1, 2011. This was the first overall price increase to take place in almost 10 years. The price increase helps decrease the cost of goods sold percentage.

Operating expenses were 22.1% of net sales for the quarter ended July 31, 2011 as compared to 29.9% for the corresponding quarter last year. Manage-ment's goal is to always keep the operating expenses around 30% or less of net sales, as management has been able to achieve over the years. Income from operations for the quarter ended July 31, 2011 was at $833,000, which is a 367.98% increase from the corresponding quarter last year, which had income from operations of $178,000.

Other income and expenses showed a $579,000 gain for the quarter ended July 31, 2011 as compared to having a $128,000 gain for the quarter ended July 31, 2010. The main reason for the bigger gains in other income for the current quarter is that we had a $379,000 realized gain on investments for the quarter as compared to a $56,000 realized loss for the corresponding quarter last year. In turn, net income for the quarter ended July 31, 2011 was at $792,000, a 218.07% increase from the corresponding quarter last year, which showed net income of $249,000. Earnings per share for the quarter ended
July 31, 2011 were $0.16 per common share and $0.05 per common share for the quarter ended July 31, 2010.

New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
Mold design has been completed and production started on our 700 Series switches. This is a miniature surface mount contact switch with terminal
blocks.   This has been requested by customers for some time and will be
GRI's smallest surface mount terminal switch. Sales have been strong with nearly 13,000 sold since May 2011.

Splice and corner connecting pieces for the E-Z Duct Quarter Round Raceway are currently being molded. We are also working on a plastic housing for our very popular flat magnet (MF-875).

Engineering has nearly completed work on a garage door alert (DM-1) which will monitor when the garage door has been left open and will automatically shut the door - either by a timed delay after the garage door has been opened or closing at a set time every day. We believe this will be a good up sell as a lot of home burglaries gain access through a garage door that is left open or unlocked.

Engineering is completing new water sensors (WM2600-10 & WM-10P) made from a flexible cord. This design will contain multiple sensors to cover a larger detection area such as along the wall of a computer or utility room. We hope to launch both of these products in the next couple of weeks and they will be promoted as our new products at the International Security Conference in New York the first week of November 2011.

Engineering is also looking to complete a design on an 110V Current Controller which would work with our contact switches to secure the door of a storage unit and also turn on the light when the door is opened.

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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A.  Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2011, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the ob-jectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our in-ternal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our manage-ment concluded that as of July 31, 2011 our internal control over financial reporting is effective.

This quarterly report does not include an attestation report of the Corpor-ation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to Section
404 (c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Corporation to provide only the management's report in this quarterly report.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the first quarter of fiscal year 2012.

                     Period                  Number of shares repurchased
          -------------------------------    ----------------------------
          May 1, 2011 - May 31, 2011                         750
          June 1, 2011 - June 30, 2011                     2,755
          July 1, 2011 - July 31, 2011                       100



Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     (Removed and Reserved)
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

          31. Certifications pursuant to Rule 13a-14(a)
              31.1 Certification of the Chief Executive Officer
              31.2 Certification of the Chief Financial Officer

          32. Certifications pursuant to 18 U.S.C 1350
              32.1 Certification of the Chief Executive Officer
              32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2011.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-13-2011               By:  /s/ Ken R. Risk
                              Ken R. Risk
                              President and Chairman of the Board

Date 09-13-2011               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller