Form 10-Q
period 2011-10-31
RISK GEORGE INDUSTRIES INC
filed 2011-12-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2011

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 15, 2011 was 5,043,520.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2011, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS


                                              October 31,     April 30,
                                                 2011           2011
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 4,703,000    $ 5,254,000
     Investments and securities               19,135,000     19,512,000
     Accounts receivable:
        Trade, net of $29,150 and $5,053
          doubtful account allowance           1,757,000      1,574,000
        Other                                      1,000          1,000
     Note receivable, current                      5,000          5,000
     Inventories                               2,068,000      1,854,000
     Prepaid expenses                            211,000        151,000
     Deferred current income taxes               256,000        166,000
                                             ------------   ------------
Total Current Assets                         $28,136,000    $28,517,000

Property and Equipment, net, at cost             758,000        639,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   218,000        218,000
     Projects in process                          99,000        213,000
     Note receivable                                   0          1,000
                                             ------------   ------------
Total Other Assets                           $   317,000    $   432,000

TOTAL ASSETS                                 $29,211,000    $29,588,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              October 31,     April 30,
                                                 2011           2011
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   120,000    $   128,000
     Dividends payable                           589,000        483,000
     Accrued expenses:
        Payroll and related expenses             222,000        212,000
     Income tax payable                           72,000         36,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,003,000    $   859,000

Long-Term Liabilities
     Aircraft ownership deposit payable            5,000          5,000
     Deferred income taxes                        67,000         53,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    72,000    $    58,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income     (268,000)       281,000
     Retained earnings                        29,160,000     29,115,000
     Treasury stock, 3,457,912 and 3,451,857
        shares, at cost                       (3,441,000)    (3,410,000)
                                             ------------   ------------
Total Stockholders' Equity                   $28,136,000    $28,671,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $29,211,000    $29,588,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                            INCOME STATEMENTS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2011         2011          2010         2010
                         ---------------------------------------------------
Net Sales                $ 2,559,000  $ 5,158,000   $ 2,177,000  $ 4,184,000
Less: cost of goods sold  (1,362,000)  (2,554,000)   (1,094,000)  (2,323,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,197,000  $ 2,604,000   $ 1,083,000  $ 1,861,000

Operating Expenses:
  General and
    administrative           202,000      408,000       202,000      384,000
  Selling                    421,000      762,000       383,000      774,000
  Engineering                 14,000       29,000        20,000       37,000
  Rent paid to related
    parties                   11,000       23,000        11,000       23,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   648,000  $ 1,222,000   $   616,000  $ 1,218,000

Income From Operations       549,000    1,382,000       467,000      643,000

Other Income (Expense)
  Other                        4,000       12,000         4,000        7,000
  Dividend and interest
    income                   149,000      341,000       137,000      320,000
  Gain (loss) on
    investments              (99,000)     280,000       (43,000)     (99,000)
  Gain (loss) on sale
    of assets                 12,000       12,000             0            0
                         ------------ ------------  ------------ ------------
                         $    66,000  $   645,000   $    98,000  $   228,000

Income Before Provisions
  for Income Tax             615,000    2,027,000       565,000      871,000

Provisions for Income Tax
  Current expense           (211,000)    (503,000)     (185,000)    (274,000)
  Deferred tax benefit
    (expense)                 10,000     (318,000)       25,000       57,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (201,000) $  (821,000)  $  (160,000) $  (217,000)

Net Income               $   414,000  $ 1,206,000   $   405,000  $   654,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.23
    per share)           $(1,160,000) $(1,160,000)
  Common Stock ($0.20
    per share)                                      $(1,013,000) $(1,013,000)

Income Per Share of Common Stock:
    Basic                      $0.08        $0.24         $0.08        $0.13
    Assuming Dilution          $0.08        $0.24         $0.08        $0.13

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,045,746    5,047,055     5,060,248    5,061,570
    Diluted                5,066,246    5,067,555     5,080,748    5,082,070

                        GEORGE RISK INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2011         2011          2010         2010
                         ----------------------------------------------------
Net Income               $   414,000  $ 1,206,000   $   405,000  $   654,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period         (395,000)    (959,000)      502,000      149,000
    Reclassification adjustment
      for (gains) losses included
      in net income          127,000       13,000        40,000      125,000
    Income tax expense related
      to other comprehensive
      income                 112,000      395,000      (227,000)    (115,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $  (156,000) $  (551,000)  $   315,000  $   159,000

Comprehensive Income     $   258,000  $   655,000   $   720,000  $   813,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                               Six months     Six months
                                                 ended          ended
                                              October 31,    October 31,
                                                  2011           2010
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,206,000    $   654,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 76,000         75,000
     (Gain) loss on sale of investments         (280,000)        99,000
     (Gain) loss on sales of assets              (12,000)             0
     Reserve for bad debts                        24,000          9,000
     Reserve for obsolete inventory               22,000         23,000
     Deferred income taxes                       318,000        (56,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                   (208,000)        24,000
          Inventories                           (236,000)       254,000
          Prepaid expenses                       169,000         90,000
          Other receivables                       (1,000)         1,000
          Income tax overpayment                       0        (64,000)
       Increase (decrease) in:
          Accounts payable                        (7,000)        49,000
          Accrued expenses                        10,000         14,000
          Income tax payable                      37,000              0
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,118,000    $ 1,172,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                     (115,000)       (55,000)
  Proceeds from sale of assets                    20,000              0
  (Purchase) of property and equipment          (201,000)       (32,000)
  Proceeds from sale of marketable securities    155,000      1,558,000
  (Purchase) of marketable securities           (442,000)      (532,000)
  (Loans) made to employees                       (2,000)             0
  Collections of loans to employees                3,000          6,000
  (Purchase) of treasury stock                   (32,000)       (46,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (614,000)   $   899,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,055,000)      (923,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,055,000)   $  (923,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $  (551,000)   $ 1,148,000

Cash and cash equivalents, beginning of
  period                                     $ 5,254,000    $ 3,641,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,703,000    $ 4,789,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $   465,000    $   336,000
       Interest expense                      $         0    $         0

     Cash receipts for:
       Income taxes                          $         0    $         0

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2011

Note 1		Unaudited Interim Financial Statements

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

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able -for-sale investments in debt securities mature between December 2011 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are accrued as earned.

     As of October 31, 2011, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,224,000  $   137,000   $  (117,000) $ 9,244,000
Corporate bonds          $    66,000  $     1,000   $     --     $    67,000
Equity securities        $ 9,521,000  $   271,000   $  (753,000) $ 9,039,000
Money markets/CDs        $   785,000  $     --      $     --     $   785,000
                         ------------ ------------  ------------ ------------
   Total                 $19,596,000  $   409,000   $  (870,000) $19,135,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $66,000 for both the quarter and six months ended October 31, 2011. As for the corresponding periods last year, $3,000 worth of impairment loss was recorded for the quarter, while $11,000 of loss was recorded for the six months ended October 31, 2010.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2011.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $  597,000  $  (12,000)  $3,921,000  $(105,000)  $ 4,518,000  $  (117,000)
Equity securities
   $3,216,000  $ (352,000)  $2,422,000  $(401,000)  $ 5,638,000  $  (753,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $3,813,000  $ (364,000)  $6,343,000  $(506,000)  $10,156,000  $  (870,000)


Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2011.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the in-dividual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at October 31, 2011.


Note 3		Inventories

     At October 31, 2011, inventories consisted of the following:

          Raw Materials                                $ 1,489,000
          Work in Process                                  496,000
          Finished Goods                                   264,000
                                                       ------------
                                                       $ 2,249,000
          Less: allowance for obsolete inventory          (181,000)
                                                       ------------
          Net Inventories                              $ 2,068,000
                                                       ============


Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     October 31,
                                                 2011           2010
                                             ---------------------------
Net revenue:
     Security alarm products                   2,238,000      1,974,000
     Other products                              321,000        203,000
                                             ------------   ------------
Total net revenue                            $ 2,559,000    $ 2,177,000

Income from operations:
     Security alarm products                     480,000        423,000
     Other products                               69,000         44,000
                                             ------------   ------------
Total income from operations                 $   549,000    $   467,000

Identifiable assets:
     Security alarm products                   3,130,000      2,612,000
     Other products                            1,328,000        887,000
     Corporate general                        24,753,000     24,591,000
                                             ------------   ------------
Total assets                                 $29,211,000    $28,090,000

Depreciation and amortization:
     Security alarm products                       6,000          6,000
     Other products                               26,000         24,000
     Corporate general                             7,000          8,000
                                             ------------   ------------
Total depreciation and amortization          $    39,000    $    38,000

Capital expenditures:
     Security alarm products                           0         11,000
     Other products                               16,000              0
     Corporate general                            17,000          4,000
                                             ------------   ------------
Total capital expenditures                   $    33,000    $    15,000


Note 5		Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2011
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  414,000
                                ===========
Basic EPS                       $  414,000        5,045,746    $     0.08
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  414,000        5,066,246    $     0.08


                                 For the six months ended October 31, 2011
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,206,000
                                ===========
Basic EPS                       $1,206,000        5,047,055    $     0.24
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,206,000        5,067,555    $     0.24


                                For the three months ended October 31, 2010
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  405,000
                                ===========
Basic EPS                       $  405,000        5,060,248    $     0.08
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  405,000        5,080,748    $     0.08


                                 For the six months ended October 31, 2010
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  654,000
                                ===========
Basic EPS                       $  654,000        5,061,570    $     0.13
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  654,000        5,082,070    $     0.13



Note 6		Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during each quarter ending October 31, 2011 and 2010. Likewise, the Company paid matching contributions of approximately $6,000 during each six-month period ending October 31, 2011 and 2010. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2011 and 2010, respectively.


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

Marketable Securities
---------------------
As of October 31, 2011, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market inform-ation. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of October 31, 2011
                        ---------------------------------------------------
                           Level 1      Level 2      Level 3        Total
                           -------      -------      -------       -------
Assets:
  Equity Securities      $9,892,000   $        0   $       0    $ 9,892,000
  Municipal Bonds        $        0   $9,243,000   $       0    $ 9,243,000
                         -----------  -----------  ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $9,892,000   $9,243,000   $       0    $19,135,000
                         ===========  ===========  ==========   ============


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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash decreased $551,000 for the six months ended October 31, 2011, while, for the same period last year, net cash increased $1,148,000. Accounts re-ceivable increased $208,000 for the current six months and decreased $24,000 for the same period last year. The increase in cash flow for accounts re-ceivable for the current period is a reflection of increased sales. At Oct-ober 31, 2011, 66.31% of the receivables were considered current (less than 45 days) and 6.17% of the total were over 90 days past due. This is in com-parison to having 79.16% of the receivables considered current and 2.61% over 90 days past due at October 31, 2010. Inventory increased $236,000 for the current six months, while it decreased $254,000 for the same period last year. The main reason for the increase in cash expenditures towards in-ventory is that sales have increased and the prices of raw materials have increased. Changes in prepaid expenses in regards to cash flow decreased by $169,000 for the six months ending October 31, 2011. Conversely, changes in prepaid expenses in regards to cash flow also decreased by $90,000 for the six-month ending October 31, 2010. There was not an income tax overpayment for the six months ended October 31, 2011, while there was a $64,000 increase in income tax overpayment for the corresponding period last year. Management paid income tax estimates based on prior year taxable income.

For the six months ended October 31, 2011, accounts payable decreased $7,000, and increased $49,000 for the same period ended October 31, 2010. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all invoices within terms. Accrued expenses increased $10,000 for the six months ended October 31, 2011, and also increased by $14,000 for the same period last year. The current increase is due to elevated sales commissions. Income tax payable increased $37,000 for the six months ending October 31, 2011, while there was no payable on the books for the corresponding period last year.

Investing
---------
As for our investment activities, the Company has spent approximately $201,000 on acquisitions of property and equipment for the current six-month period and $32,000 was spent during the six months ended October 31, 2010.
An in-house built mold, valued at $169,000 and previously a project in pro-cess, was completed during the current six-month period. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the six months ended October 31, 2011 was $442,000 and $532,000 was spent for the corresponding period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the six months ended October 31, 2011, the Company purchased $32,000 worth of treasury stock and $46,000 worth was bought back for the six months ended October 31, 2010. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last seven fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company. Also, we make purchases of company stock on the open market when the opportunity arises.

Financing
---------
Cash flows from financing activities decreased by $1,055,000 for the six months ending October 31, 2011. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.23 per share of common stock on September 30, 2011 and these dividends were paid by October 31, 2011. As for the prior year numbers, net cash used in financing activities was $923,000 for the six months ending October 31, 2010. A dividend of $0.20 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     October 31,
                                                 2011           2010
                                             ---------------------------
     Working capital                         $ 27,133,000   $ 26,216,000
     Current ratio                                 28.052         33.607
     Quick ratio                                   25.518         30.854


Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,559,000 for the quarter ended October 31, 2011, which is a 17.55% increase from the corresponding quarter last year. Year-to-date net sales were $5,158,000 at October 31, 2011, which is a 23.28% increase from the same period last year. Even though the majority of the Company's products are tied to the housing market, the increase in sales is a result of the Company focusing on gaining market share in the industry. The Company is accomplishing this by having excellent customer service and being willing to make many customized parts. Cost of goods sold was 53.22% of net sales for the quarter ended October 31, 2011 and 50.25% for the same quarter last year. Year-to-date cost of goods sold percentages were 49.52% for the current six months and 55.52% for the corresponding six months last year. Management continues to keep labor and other manufacturing expenses down and strives to stay in the desired cost of goods sold percentage range of 45 to 50%. Also, management raised prices at January 1, 2011. This was the first overall price increase to take place in almost 10 years. The price increase helps decrease the cost of goods sold percentage.

Operating expenses were 25.32% of net sales for the quarter ended October 31, 2011 as compared to 28.3 % for the corresponding quarter last year. Year-to-date operating expenses were 23.69% of net sales for the six months ended October 31, 2011, while they were 29.11% for the same period last year. Keeping operating expenses around 30% of net sales, as the company has been able to achieve over the years, shows that management keeps a close eye on these expenses from year to year. Income from operations for the quarter ended October 31, 2011 was at $549,000, which is a 17.56% increase from the corresponding quarter last year, which had income from operations of $467,000. Income from operations for the six months ended October 31, 2011 was at $1,382,000, which is a 114.93% increase from the corresponding six months last year, which had income from operations of $643,000.

Other income and expenses showed gains of $66,000 and $645,000 for the quarter and six months ended October 31, 2011, respectively. The other in-come and expense numbers for last year also showed gains of $98,000 for the quarter and $228,000 for the six months ending October 31, 2010. Dividend and interest income was up 8.76% for the current quarter and was up 6.56% for the current six-month period when compared to the same time periods last year. During the current quarter, there was a $99,000 loss on investments recorded. Management wrote down $66,000 of impaired investments during the quarter ending October 31, 2011. This is compared to a write down of $3,000 for the same quarter last year. These figures are the same for the six months ended October 31, 2011 and 2010, respectively. Management only had to write down investments during the second quarters of the current and last fiscal years.

Net income for the quarter ended October 31, 2011 was at $414,000, a 2.22% increase from the corresponding quarter last year, which showed net income of $405,000. Net income for the six months ended October 31, 2011 was $1,206,000, an 84.4% increase from the same period last year. Net income for the six months ended October 31, 2010 was $654,000. Earnings per common share for the quarter ended October 31, 2011 were $0.08 per share and $0.24 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2010 were $0.08 per share and $0.13 per share, respectively.

New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
The splice and corner connecting pieces for the E-Z Duct Quarter Round Raceway are now in production and have been added to our popular E-Z Duct line. We are also developing a plastic housing for our very popular flat magnet (MF-875).

Engineering has nearly completed work on a garage door alert (DM-1) which will monitor when the garage door has been left open and will automatically shut the door - either by a timed delay after the garage door has been opened or closing at a set time every day. Management believes this will be a good up sell as many home burglaries happen through a garage door that is left open or unlocked.

New water sensors (WM2600-10 & WM-10P), made from a flexible cord, have been completed. This design contains multiple sensors to cover a larger detection area such as along the wall of a computer or utility room. The WM-10P is a ten-foot extension that can be added to the WM2600-10 or used with other water sensors for wireless detection.

Engineering is also looking to complete a design on a 110V Current Controller which would work with our contact switches to secure the door of a storage unit and also turn on the light when the door is opened.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Corporation to provide only the management's report in this quarterly report.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the first quarter of fiscal year 2012.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     August 1, 2011 - August 31, 2011                            0
     September 1, 2011 - September 30, 2011                  2,450
     October 1, 2011 - October 31, 2011                          0


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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31.  Certifications pursuant to Rule 13a-14(a)
             31.1 Certification of the Chief Executive Officer
             31.2 Certification of the Chief Financial Officer

        32.  Certifications pursuant to 18 U.S.C. 1350
             32.1 Certification of the Chief Executive Officer
             32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended October 31, 2011.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 12-15-2011               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date 12-15-2011               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller