Form 10-Q
period 2012-01-31
RISK GEORGE INDUSTRIES INC
filed 2012-03-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

               For the quarterly period ended January 31, 2012

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 16, 2012 was 5,042,800.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2012, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              January 31,     April 30,
                                                 2012           2011
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 5,186,000    $ 5,254,000
     Marketable securities (Note 2)           19,735,000     19,512,000
     Accounts receivable:
        Trade, net of $14,000 and $5,000
          doubtful account allowance           1,692,000      1,574,000
        Other                                      1,000          1,000
     Note receivable, current                      5,000          5,000
     Inventories (Note 3)                      2,133,000      1,854,000
     Prepaid expenses                            159,000        151,000
     Deferred income taxes                       130,000        166,000
                                             ------------   ------------
Total Current Assets                         $29,041,000    $28,517,000

Property and Equipment, net at cost          $   810,000    $   639,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  228,000        218,000
     Projects in process                          24,000        213,000
     Note receivable                               5,000          1,000
     Other                                         1,000              0
                                             ------------   ------------
Total Other Assets                           $   258,000    $   432,000

TOTAL ASSETS                                 $30,109,000    $29,588,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2012           2011
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    59,000    $   128,000
     Dividends payable                           589,000        483,000
     Accrued expenses
        Payroll and other expenses               273,000        212,000
        Property taxes                             2,000              0
     Income tax payable                          140,000         36,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,063,000    $   859,000

Long-Term Liabilities
     Aircraft owership deposit payable             5,000          5,000
     Deferred income taxes                        74,000         53,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    79,000    $    58,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      133,000        281,000
     Retained earnings                        29,596,000     29,115,000
     Treasury stock, 3,459,312 and 3,451,857
        shares, at cost                       (3,447,000)    (3,410,000)
                                             ------------   ------------
Total Stockholders' Equity                   $28,967,000    $28,671,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $30,109,000    $29,588,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2012         2012          2011         2011
                         ---------------------------------------------------
Net Sales                $ 2,584,000  $ 7,742,000   $ 2,220,000  $ 6,404,000
Less: cost of goods sold  (1,247,000)  (3,801,000)   (1,119,000)  (3,442,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,337,000  $ 3,941,000   $ 1,101,000  $ 2,962,000

Operating Expenses:
  General and
    administrative           181,000      590,000       184,000      567,000
  Selling                    411,000    1,173,000       381,000    1,155,000
  Engineering                 14,000       43,000        22,000       59,000
  Rent paid to related
    parties                   11,000       34,000        11,000       34,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   617,000  $ 1,840,000   $   598,000  $ 1,815,000

Income From Operations       720,000    2,101,000       503,000    1,147,000

Other Income (Expense)
  Other                        6,000       18,000         2,000        9,000
  Dividend and interest
    income                   222,000      562,000       216,000      536,000
  Gain (loss) on sale of
    investments             (384,000)    (104,000)       97,000       (2,000)
  Gain (loss) on sale of
    assets                         0       13,000             0            0
                         ------------ ------------  ------------ ------------
                         $  (156,000) $   489,000   $   315,000  $   543,000

Income Before Provisions
  for Income Tax             564,000    2,590,000       818,000    1,690,000

Provisions for Income Tax
  Current Expense            283,000      786,000       202,000      476,000
  Deferred tax expense
    (benefit)               (155,000)     163,000      (136,000)    (192,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense     128,000      949,000        66,000      284,000

Net Income               $   436,000  $ 1,641,000   $   752,000  $ 1,406,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.23
    per share)                     0   (1,160,000)
  Common Stock ($0.20
    per share)                                               0    (1,013,000)

Income Per Share of Common Stock (Note 5):
    Basic                      $0.09        $0.33         $0.15        $0.28
    Diluted                    $0.09        $0.32         $0.15        $0.28
Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,043,585    5,045,898     5,054,500    5,059,213
    Diluted                5,064,085    5,066,398     5,075,000    5,079,713



                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2012         2012          2011         2011
                         ----------------------------------------------------
Net Income               $   436,000  $ 1,641,000   $   752,000  $ 1,406,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          377,000     (582,000)      (98,000)      50,000
    Reclassification adjustment
      for (gains) losses     313,000      327,000       (76,000)      51,000
    Income tax expense related
      to other comprehensive
      income                (288,000)     106,000        73,000      (43,000)
                         ------------ ------------  ------------ ------------
   Other Comprehensive
     Income              $   402,000  $  (149,000)  $  (101,000) $    58,000

Comprehensive Income     $   838,000  $ 1,492,000   $   651,000  $ 1,464,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                (unaudited)
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2012           2011
                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,641,000    $ 1,406,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                120,000        114,000
     (Gain) loss on sale of investments          104,000          2,000
     (Gain) loss on sale of assets               (13,000)             0
     Reserve for bad debts                         9,000         10,000
     Reserve for obsolete inventory               35,000          8,000
     Deferred income taxes                       163,000       (192,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                   (127,000)       (11,000)
          Inventories                           (315,000)       115,000
          Prepaid expenses                        (7,000)        57,000
          Income tax overpayment                       0        (23,000)
       Increase (decrease) in:
          Accounts payable                       (69,000)             0
          Accrued expenses                        63,000         75,000
          Income tax payable                     104,000              0
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,708,000    $ 1,561,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      189,000        (82,000)
  Proceeds from sale of assets                    20,000              0
  (Purchase) of property/equipment              (298,000)       (44,000)
  Proceeds from sale of marketable securities    168,000      1,584,000
  (Purchase) of marketable securities           (748,000)      (762,000)
  (Purchase) of long-term investment             (10,000)             0
  (Loans) made to employees                      (10,000)             0
  Collections of loans to employees                5,000         10,000
  (Purchase) of treasury stock                   (37,000)       (59,000)
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $  (721,000)   $   647,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,055,000)      (924,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,055,000)   $  (924,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   (68,000)   $ 1,284,000

Cash and cash equivalents, beginning of
  period                                     $ 5,254,000    $ 3,641,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,186,000    $ 4,925,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
     Cash payments for:
       Income taxes                          $   680,000    $   497,000
       Interest expense                                0              0
     Cash receipts for:
       Income taxes                                    0              0


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2011

Note 1    Unaudited Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting prin-ciples in the United States of America (US GAAP) for complete financia statements. These financial statements should be read in conjunction with the financial statements and notes contained in the company's annual report on Form 10-K for the year ended April 30, 2011. In the opinion of manage-ment, all adjustments, consisting only of normal recurring adjustments con-sidered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. We have evaluated subsequent events through March 16, 2012, the issuance date of these financial statements. The Company did not have any material, recognizable subsequent events.

Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able -for-sale investments in debt securities mature between February 2012 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders'equity. Dividend and interest income are accrued as earned.

     As of January 31, 2012, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,498,000  $   272,000   $   (70,000) $ 9,700,000
Corporate bonds          $   166,000  $    10,000   $         0  $   176,000
Equity securities        $ 6,680,000  $   368,000   $  (351,000) $ 8,697,000
Money markets and CDs    $ 1,162,000  $         0   $         0  $ 1,162,000
                         ------------ ------------  ------------ ------------
   Total                 $19,506,000  $   650,000   $  (421,000) $19,735,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $5,000 for the quarter ended January 31, 2012 and recorded an im-pairment loss of $71,000 for the nine months ended January 31, 2012. As for the corresponding periods last year, management did not record an impairment loss for the quarter, while $11,000 of loss was recorded for the nine months ended January 31, 2011.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2012.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................

Municipal bonds
  $  879,000  $   (6,000)  $1,797,000  $   (64,000)  $2,676,000  $  (70,000)
Equity securities
  $2,676,000  $ (189,000)  $1,199,000  $  (162,000)  $3,875,000  $ (351,000)
Total
  $3,555,000  $ (195,000)  $2,996,000  $  (226,000)  $6,551,000  $ (421,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2012.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold onto these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2012.


Note 3    Inventories

     At January 31, 2012, inventories consisted of the following:

          Raw materials                                $ 1,509,000
          Work in process                                  505,000
          Finished goods                                   287,000
                                                       ------------
                                                         2,301,000
          Less: allowance for obsolete inventory          (168,000)
                                                       ------------
          Totals                                       $ 2,133,000


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     January 31,
                                                 2012           2011
                                             ---------------------------
Net revenue:
     Security alarm products                   2,287,000      1,921,000
     Other products                              297,000        299,000
                                             ------------   ------------
Total net revenue                            $ 2,584,000    $ 2,220,000

Income from operations:
     Security alarm products                     637,000        435,000
     Other products                               83,000         68,000
                                             ------------   ------------
Total income from operations                 $   720,000    $   503,000

Identifiable assets:
     Security alarm products                   3,302,000      2,694,000
     Other products                            1,213,000        974,000
     Corporate general                        25,594,000     25,060,000
                                             ------------   ------------
Total assets                                 $30,109,000    $28,728,000

Depreciation and amortization:
     Security alarm products                       6,000          6,000
     Other products                               33,000         25,000
     Corporate general                             5,000          7,000
                                             ------------   ------------
Total depreciation and amortization          $    44,000    $    38,000

Capital expenditures:
     Security alarm products                           0              0
     Other products                               96,000         11,000
     Corporate general                                 0              0
                                             ------------   ------------
Total capital expenditures                   $    96,000    $    11,000



Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2012
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  436,000
                                ===========
Basic EPS                       $  436,000        5,043,585    $    0.086
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  436,000        5,064,085    $    0.086

                                 For the nine months ended January 31, 2012
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,641,000
                                ===========
Basic EPS                       $1,641,000        5,045,898    $    0.325
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,641,000        5,066,398    $    0.323


                                For the three months ended January 31, 2011
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  752,000
                                ===========
Basic EPS                       $  752,000        5,054,500    $    0.149
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  752,000        5,075,000    $    0.148

                                 For the nine months ended January 31, 2011
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,406,000
                                ===========
Basic EPS                       $1,406,000        5,059,213    $    0.278
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,406,000        5,079,713    $    0.277



Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during each quarter ending January 31, 2012 and 2011. Likewise, the Company paid matching contributions of $9,000 during the nine-month periods ending January 31, 2012 and 2011. There were no discretionary contributions paid during either the quarters or nine-month periods ending January 31, 2012 and 2011, respectively.

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

Investments and Marketable Securities
-------------------------------------
As of January 31, 2012, our investments consisted of money markets, CDs, publicly traded equity securities and certain state and municipal debt securities. Our investments are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal and corporate bonds, the inputs are recorded as Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of January 31, 2012
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Money Markets and CDs  $1,162,000   $        0   $       0    $ 1,162,000
  Equity Securities      $8,697,000   $        0   $       0    $ 8,697,000
  Municipal and Corporate
    Bonds                $        0   $9,876,000   $       0    $ 9,876,000
                         -----------  -----------  ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $9,859,000   $9,876,000   $       0    $19,735,000


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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash decreased $68,000 for the nine months ended January 31, 2012, while, for the same period last year, net cash increased $1,284,000. Accounts re-eivable increased $127,000 for the current nine months and increased $11,000 for the same period last year. The increase in cash flow for accounts re-ceivable is a reflection of increased sales. At January 31, 2012, 64.93% of the receivables were considered current (less than 45 days) and 2.82% of the total were over 90 days past due. For comparison, 73.70% of the receivables were current and 1.55% were past 90 days at January 31, 2011. Inventories increased $315,000 for the current nine months, and it decreased $115,000 for the same period last year. The current increase is due to increased sales and the prices of raw materials have increased. Changes in prepaid expenses in regards to cash flow increased by $7,000 and decreased by $57,000 for the nine-month periods ending January 31, 2012 and 2011, respectively. There was not an income tax overpayment for the nine months ended January 31, 2012, while there was a $23,000 increase in income tax overpayment for the cor-responding period last year. Management paid income tax estimates based on prior year taxable income.

For the nine months ended January 31, 2012, accounts payable decreased $69,000 while cash flow towards accounts payable did not fluctuate for the same period ended January 31, 2011. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses increased $63,000 for the nine months ended January 31, 2012, and these expenses increased $75,000 for the corresponding nine months last year. The current increase is a result of increased sales commissions and more employees. Income tax payable increased $104,000 for the nine months ending January 31, 2012, while there was no payable on the books for the corresponding period last year.

Investing
---------
As for our investment activities, the Company has spent approximately $298,000 on acquisitions of property and equipment for the current nine-month period and $44,000 was spent during the nine months ended January 31, 2011. Two in-house built molds, valued at $265,000 and previously classified as projects in process, were completed during the current nine-month period. Additionally, the Company continues to purchase marketable securities, which include municipal and corporate bonds and quality stocks. Cash spent on pur-chases of marketable securities for the nine months ended January 31, 2012 was $748,000 and $762,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the nine months ended January 31, 2012 were $168,000 and $1,584,000 for the same period last year. We use "money manager" accounts for most stock trans-actions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will.
The Company pays a quarterly service fee based on the value of the invest-ments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the nine months ended January 31, 2012, the Company purchased $37,000 worth of treasury stock and $59,000 worth was bought back for the nine months ended January 31, 2011. We have been actively searching for stockholders that have been "lost" over the years.
The payment of dividends over the last seven fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
---------
Cash flows from financing activities decreased by $1,055,000 for the nine months ending January 31, 2012. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.23 per share of common stock on September 30, 2011 and these dividends were paid by October 31, 2011. As for the prior year numbers, net cash used in financing activities was $924,000 for the nine months ending January 31, 2011. A dividend of $0.20 per common share was also declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2012           2011
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 27,978,000   $ 26,844,000
Current ratio
  (current assets / current liabilities)           27.320         33.978
Quick ratio
  ((cash + investments+ AR) / current
      liabilities)                                 25.036         30.581


Results of operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,584,000 for the quarter ended January 31, 2012, which is a 16.4% increase from the corresponding quarter last year. Year-to-date net sales at January 31, 2012 were $7,742,000, which is a 20.9% increase from the same period last year. Even though the majority of the Company's products are tied to the housing market, the increase in sales is a result of the Company focusing on gaining market share in the industry. The Company is accomplishing this by having excellent customer service and being willing to make many customized parts. Cost of goods sold was 48.26% of net sales for the quarter ended January 31, 2012 and 50.41% for the same quarter last year. Year-to-date cost of goods sold percentages were 49.1% for the current nine months and 53.75% for the corresponding nine months last year. Management continues to keep labor and other manufacturing expenses down and strives to stay in the desired cost of goods sold percentage range of 45 to 50%. Also, management raised prices at January 1, 2012. The price increase helps in-crease the gross profit.

Operating expenses were 23.88% of net sales for the quarter ended January 31, 2012 as compared to 26.94% for the corresponding quarter last year. Year-to-date operating expenses were 23.77% of net sales for the nine months ended January 31, 2012, while they were 28.34% for the same period last year. Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2012 was at $720,000, which is a 43.14% in-crease from the corresponding quarter last year, which had income from oper-ations of $503,000. Income from operations for the nine months ended January 31, 2012 was at $2,101,000, which is an 83.17% increase from the correspond-ing nine months last year, which had income from operations of $1,147,000.

Other income and expenses showed a loss of $156,000 and a gain of $489,000 for the quarter and nine months ended January 31, 2012. The numbers for the corresponding periods last year were gains of $315,000 for the quarter and $543,000 for the nine-months ending January 31, 2011. Dividend and interest income was up 2.78% for the quarter and was up 4.85% for the current nine-month period when comparing to the same time periods last year. During the current quarter, there was a $384,000 loss on investments recorded. Manage-ment wrote down $5,000 of impaired investments during the quarter ending January 31, 2012. There was not a write down of investments for the same quarter last year. As for the nine months ended January 31, 2012 and 2011, there were write-downs of $71,000 and $11,000, respectively.

Net income for the quarter ended January 31, 2012 was $436,000, which is a 42.02% decrease from the corresponding quarter last year, which showed a net gain of $752,000. Net income for the nine months ended January 31, 2012 was $1,641,000, a 16.71% increase from the same period last year. Net income for the nine months ended January 31, 2011 was $1,406,000. Earnings per common share for the quarter ended January 31, 2012 was $0.09 per share and $0.33 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2011 was $0.15 per share and $0.28 per share, respectively.


New product information
~~~~~~~~~~~~~~~~~~~~~~~
In response to customer requests, we have modified our 3/4" and 1" recessed contacts into a shorter and stubby version. This makes for easier install-ation. Depending on the part number, these are used in steel door or aluminum and wood doors.

We have also added a service repair connector to our product line. The weather pack nylon connectors are environmentally sealed to withstand ex-posure to temperature and moisture. This connector (SRC-12) is an ideal companion for our great selling HVAC kits and other applications for removal of equipment for service and repair.

Engineering has completed work on a garage door alert (DM-1) which will monitor when the garage door has been left open and will automatically shut the door --either by a timed delay after the garage door has been opened or closing at a set time every day. Management believes this will be a good up sell as many home burglars gain access through a garage door that is left open or unlocked.

Engineering is working on a plastic housing for our very popular MF-875 flat magnet. They are also looking to complete a design on an 110V Current Controller which would work with our contact switches to secure the door of a storage unit and also turn on the light when the door is opened.


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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our manage-ment concluded that as of January 31, 2012 our internal control over financial reporting is effective.

This quarterly report does not include an attestation report of the Corpor-ation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Cor-poration to provide only the management's report in this quarterly report.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.   Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the third quarter of fiscal year 2012.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     November 1, 2011 - November 30, 2011                    1,200
     December 1, 2011 - December 31, 2011                      200
     January 1, 2012 - January 31, 2012                          0



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

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits and Reports on Form 8-K
     A. Exhibits

        31.  Certifications pursuant to Rule 13a-14(a)
             31.1 Certification of the Chief Executive Officer
             31.2 Certification of the Chief Financial Officer

        32. Certifications pursuant to 18 U.S.C. 1350
             32.1 Certification of the Chief Executive Officer
             32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended January 31, 2012.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 03-16-2012               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date 03-16-2012               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller