Form 10-K
period 2012-04-30
RISK GEORGE INDUSTRIES INC
filed 2012-07-30
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended April 30, 2012
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

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

The aggregate market value, as of July 24, 2012, of the common stock (based on the average of the bid and asked prices of the shares on the OCTBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $13,000,000.


The number of outstanding shares of the common stock as of July 24, 2012 was 5,042,550.

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

The security segment has approximately 3,000 customers. One of the distributors accounts for approximately 41 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue. Also, the company has obtained a written agreement with our biggest customer. This agreement was signed in February 2011 and initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

The keyboard segment has approximately 800 customers. Keyboard products are sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.


Competition

The company has intense competition in the keyboard and burglar alarm lines.

The burglar alarm segment has approximately ten major competitors. The company competes well based on price, product design, quality, and prompt delivery.

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

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leased manufacturing facilities until July 2005. During the first quarter of fiscal year end 2006, the company purchased a building that is 7,200-sq. ft. in size. Currently, there are 26 employees at the Gering site.



Item 3  Legal Proceedings
None.


Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.

Part II


Item 5	Market for the Registrant's Common Equity and Related
 Stockholders' Matter

Principal Market

The company's Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information


2012 Fiscal Year
                           High                  Low

May 1-July 31              6.50                  5.05
August 1-October 31        7.53                  5.10
November 1-January 31      6.75                  5.50
February 1-April 30        6.25                  5.75





2011 Fiscal Year
                           High                  Low

May 1-July 31              4.50                  4.16
August 1-October 31        5.25                  4.30
November 1-January 31      6.99                  5.00
February 1-April 30        6.55                  6.00




A dividend of $0.23 per common share was declared on September 30, 2011. This was the only dividend declared and paid during the 2012 fiscal year. As for fiscal year 2011, a dividend of $0.20 per common share was declared on September 30, 2010.

The number of holders of record of the company's Class A Common Stock as of April 30, 2012, was approximately 1,200.

Repurchase of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI's common stock made on a quarterly basis:



2012 Fiscal Year         Number of shares repurchased

May 1-July 31                  3,605
August 1-October 31            2,450
November 1-January 31          1,400
February 1-April 30              970



2011 Fiscal Year         Number of shares repurchased

May 1-July 31                  4,665
August 1-October 31            6,100
November 1-January 31          3,340
February 1-April 30            3,400



There are still approximately 362,000 shares available to be repurchased under the current resolution.

Item 6 Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
__________________

George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industries widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and are sold worldwide through distribution, who in turn sell our products to security installing companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 5.5% of revenues for fiscal year 2012 and 5.7% for 2011.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The company has substantial marketable securities holdings and these holdings have a material impact on the financial results. For the fiscal year ending April 30, 2012, other income accounted for 21.20% of income before income taxes. In comparison, other income accounted for 32.32% of the income before income taxes for the year ending April 30, 2011. Management's philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. And over the years, the investments have kept the earnings per share up when the results from operations have not faired as well.

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

Liquidity and Capital Resources
_______________________________

Operating
Net cash increased $519,000 during the year ended April 30, 2012 as it increased $1,613,000 during the year ended April 30, 2011. Other cash flow changes are as follows. Accounts receivable increased $95,000 during the current year as compared to a $287,000 increase for last year. The increase in cash flow for accounts receivable is a reflection that sales have improved. At April 30, 2012, 69.12% of the receivables were considered current (less than 45 days) and 0.90% of the total were over 90 days past due. For comparison, 76.16% of the receivables were current and 1.70% were past 90 days at April 30, 2011. Inventories increased $535,000 for the current year as compared to a $81,000 decrease for the same period last year. As sales have increased, management has had to increase inventory purchases and the cost of raw materials has gone up substantially. For the year ended April 30, 2012, prepaid expenses decreased $10,000, and increased $9,000 for the corresponding period last year. The main reason for the small decrease in prepaid expenses for the current fiscal year is that the company has received raw materials that it prepaid for last fiscal year.

For the year ended April 30, 2012, accounts payable decreased $32,000 as compared to a $71,000 decrease for the same period the year before. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses remained constant for the year ended April 30, 2012, as these expenses increased $13,000 for the corresponding year ended April 30, 2011. Income tax payable increased $210,000 for the year ended April 30, 2012 as it also increased $252,000 for the year ended April 30, 2011. The current increase is a reflection for the increase in sales and income that has occurred during the current fiscal year.


Investing
As for our investment activities, a net amount of $169,000 was capitalized on other assets manufactured for the year ended April 30, 2012, while $101,000 was spent on these activities during the prior fiscal year. A couple of molds were completed and put to the fixed asset accounts during the current fiscal year. $298,000 was spent on purchases of property and equipment during the current fiscal year and $60,000 was spent during the year ended April 30, 2011. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2012 was $891,000 and $868,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the year ended April 30, 2012 were $168,000 and $1,592,000 for the same period last year. We use
"money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2012, the Company purchased $41,000 worth of treasury stock and $77,000 was bought back for the year ended April 30, 2011. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last seven fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
Cash used in financing activities were $1,055,000 for the year ended April 30, 2012, all of which consisted of dividends paid. The company declared a dividend of $0.23 per share of common stock on September 30, 2011 and these dividends were paid by October 31, 2011. Net cash used in financing activities was $924,000 for the year ended April 30, 2011. A dividend of $0.20 per common share was declared and paid during the second fiscal quarter last year.

Results of Operations
_____________________

GRI completed the fiscal year ending April 30, 2012, with a net profit of 25.75% net of sales. Net sales were at $10,285,000, up 16.11% over the previous year. The company has seen increases in sales as a result of overall better economic times, as compared to the same period last year. Cost of goods sold was 46.28% of net sales for the year ended April 30, 2012 and 52.69% for the same period last year. Management has been keeping labor and other manufacturing expenses in check and with the increase in sales, the cost of goods sold percentages is back in the desired range of 45 to 50%. Also, management raised prices at January 1, 2012 and January 1, 2011. This was the first and second overall price increase to take place in 10 years. The new increased selling prices help elevate the cost of goods sold percentages.

Operating expenses were 24.19% of net sales for the year ended April 30, 2012 as compared to 27.39% for the corresponding period last year. Management's goal is to keep the operating expenses around 30% or less of net sale, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2012 was at $3,037,000, which is a 72.07% increase from the corresponding period last year, which had income from operations of $1,765,000.

Other income and expenses results for the fiscal year ended April 30, 2012 produced a gain of $817,000. This is in comparison to a gain of $843,000 for the fiscal year ended April 30, 2011. Dividend and interest income was $735,000, which was up 10.36% for the year. Dividend and interest expense at April 30, 2011 was $666,000.

Net income for the year ended April 30, 2012 was $2,648,000, which is a 30.7% increase from the prior year, which produced a net gain of $2,026,000. Earnings per common share for the year ended April 30, 2012 were $0.52 per share. EPS for the year ended April 30, 2011 was $0.40 per share.

Management expects sales to stay steady and hopefully increase for the fiscal year ending April 30, 2013. The company's main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry's performance has improved, the company's sales have also improved in relation to the economy. We are always researching and developing new products that will help our sales increase. We have many new products (which will be discussed in detail below) that we are planning to release into the marketplace during fiscal year end 2013. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers. We have an excellent marketing department that is always on the lookout for new clients.


At April 30, 2012, working capital increased by 5.56% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company's quick ratio decreased to 24.254 for the year ended April 30, 2012 from 30.664 for the year ended April 30, 2011. Cash, accounts receivable, and marketable securities have increased during the current year, while current liabilities increased by 33%.

New product development

The Garage Door Monitor (pt # DM question mark 1) is now on the market and showing good sales with repeat customers. The DM question mark 1 will monitor when the garage door has been left open and will automatically shut the door
- either by a timed delay after the door has been opened or closing at a set time every day. Management believes this will be a good upsell as many home burglars gain access through a garage door that is left open or unlocked.

Engineering is working on a plastic housing for our very popular MF-875 flat magnet. They are also looking to complete a design on a 110V Current Controller that would work with our contact switches to secure the door of a storage unit. This switch can also turn on the light when the door is opened.

A fuel level monitor is in the engineering stage. Several security companies from around the world have told us fuel theft is a major problem. They are looking for a product that will tie into the security system if tanks or trucks are tampered with.

Other products in engineering include a vent airflow sensor that will send a signal if the air conditioner breaks, loses power or freezes up in a server room or anywhere else temperatures need to be monitored. We are also continuing work on a wireless pool alarm and a triple biased high security switch.


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

Related Party Transactions - The Company leases a building from Ken and Bonnie Risk. Ken Risk is the Chairman of the Board and President and CEO of the company. Bonnie Risk is Ken's wife, who is also an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2012 and 2011.

The company also leases its airplane from President and CEO Ken Risk, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2012 and 2011, were $27,000 for each year. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane, and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,818,000 for the year ended April 30, 2012 and $4,648,000 for the year ended April 30, 2011. The Company also received interest income from FirsTier Bank in the amount of $3,000 for the year ended April 30, 2012 and $8,000 for the year ended April 30, 2011.

Item 8  Financial Statements


        Index to Financial Statements
       George Risk Industries, Inc.



Page

Independent Auditor's Report                      13

Balance Sheets April 30, 2012 and 2011            14

Statements of Income
  For the Years Ended April 30, 2012 and 2011     16

Statements of Comprehensive Income
  For the Years Ended April 30, 2012 and 2011     17

Statement of Changes in Stockholders' Equity
  For the Years Ended April 30, 2012 and 2011     18

Statements of Cash Flows
  For the Years Ended April 30, 2012 and 2011     20

Notes to Financial Statements                     21

     Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheets of George Risk Industries, Inc. as of April 30, 2012 and 2011, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2012. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two year period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.


/s/ Haynie & Company


Littleton, Colorado
July 26, 2012




                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2012 and 2011

                                                    2012              2011


ASSETS
Current Assets
 Cash and cash equivalents                      $  5,773,000    $   5,254,000
 Investments and securities                       20,280,000       19,512,000
 Accounts receivable:
 Trade, net of $6,000 and $5,000 doubtful
  account allowance for 2012 and 2011,
   respectively                                    1,669,000        1,574,000
 Other                                                 1,000            1,000
 Note receivable, current                              4,000            5,000
 Inventories                                       2,351,000        1,854,000
 Prepaid expenses                                    141,000          151,000
 Deferred current income taxes                       119,000          166,000
                                                ____________      ___________
Total Current Assets                            $ 30,338,000       28,517,000

Property and Equipment, net, at cost                 771,000          639,000

Other Assets
 Investment in Limited Land Partnership,
  at cost                                            228,000          218,000
 Projects in process                                  44,000          213,000
 Note receivable                                       5,000            1,000
 Other                                                 1,000                0
                                                ____________     ____________

Total Other Assets                              $    278,000     $    432,000

TOTAL ASSETS                                    $ 31,387,000     $ 29,588,000
                                                ____________      ___________
                                                ____________      ___________


See accompanying notes to financial statements.




                George Risk Industries, Inc.
                    Balance Sheets
               As of April 30, 2012 and 2011



             Liabilities and Stockholders' Equity
                                                          2012          2011

Current Liabilities
 Accounts payable, trade                              $  96,000    $    128,000
 Dividends payable                                       589,000        483,000
 Accrued expenses:
  Payroll and related expenses                           212,000        212,000
 Income tax payable                                      246,000         36,000
                                                       __________   ___________
   Total Current Liabilities                          $1,143,000    $   859,000

Long-Term Liabilities
 Aircraft ownership deposit payable                        5,000          5,000
 Deferred income taxes                                   124,000         53,000
                                                      ___________   ___________
   Total Long-Term Liabilities                        $  129,000    $    58,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000        99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,832 shares issued and
   outstanding                                            850,000       850,000
 Additional paid-in capital                             1,736,000     1,736,000
 Accumulated other comprehensive income                   278,000       281,000
 Retained earnings                                     30,603,000    29,115,000
 Less: treasury stock,3,460,282 and
    3,451,857 shares, at cost                          (3,451,000)   (3,410,000)
                                                      ___________   ___________
   Total Stockholders' Equity                         $30,115,000   $28,671,000
                                                      ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $31,387,000   $29,588,000
                                                      ___________   ___________
                                                      ___________   ___________




See accompanying notes to financial statements.




                 George Risk Industries, Inc.
                    Income Statements
        For the Years Ended April 30, 2012 and 2011

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2012    Apr 30, 2011
                                       ___________    ____________

Net Sales                              $10,285,000     $ 8,858,000
Less: Cost of Goods Sold                (4,760,000)     (4,667,000)
                                       ___________     ___________
Gross Profit                           $ 5,525,000     $ 4,191,000

Operating Expenses:
  General and Administrative               776,000         754,000
  Sales                                  1,612,000       1,552,000
  Engineering                               54,000          74,000
  Rent Paid to Related Parties              46,000          46,000
                                       ___________     ___________
Total Operating Expenses               $ 2,488,000     $ 2,426,000

Income From Operations                   3,037,000       1,765,000

Other Income (Expense)
 Other Income                               19,000           9,000
 Dividend and Interest Income              735,000         666,000
 Gain on Investments                        51,000         168,000
 Gain on Sale of Assets                     12,000               0
                                       ___________     ___________
                                       $   817,000     $   843,000

Income  Before  Provisions  for
 Income Taxes                            3,854,000       2,608,000

Provisions for Income Taxes
 Current Expense                         1,087,000         696,000
 Deferred tax expense (benefit)            119,000        (114,000)
                                       ___________     ___________
 Total Income Tax Expense                1,206,000         582,000

Net Income                             $ 2,648,000     $ 2,026,000


Basic and Diluted Earnings Per Share
 of Common Stock                       $      0.52     $      0.40

Weighted Average Number of
 Common Shares Outstanding               5,045,103       5,057,337



See accompanying notes to financial statements.




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                  For the Years Ended April 30, 2012 and 2011

                                            Year           Year
                                           Ended           Ended
                                        Apr 30,2012    Apr 30, 2011
                                        ___________    ____________

Net Income                               $2,648,000     $ 2,026,000
                                         __________     ___________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                   (159,000)        558,000
 Less: reclassification adjustment for
   (gains) losses included in net income    154,000         (97,000)
 Income tax expense related to other
   comprehensive income                       2,000        (193,000)
                                         __________      __________

Other Comprehensive Income                   (3,000)        268,000

Comprehensive Income                     $2,645,000      $2,294,000
                                         __________      __________
                                         __________      __________


See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statement of Changes in Stockholders' Equity
           For the Years Ended April 30, 2012 and 2011


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount


Balances, April 30,
 2010                     4,100     $ 99,000    8,502,832    $850,000

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.20 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2011                     4,100       99,000    8,502,832     850,000
                       ________     ________    _________    ________
Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.23 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2012                     4,100     $ 99,000    8,502,832    $850,000
                       ________     ________    _________    ________
                       ________     ________    _________    ________




See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statements of Changes in Stockholders' Equity
           For the Years Ended April 30, 2012 and 2011

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive     Retained
          ______________
Capital     Shares      Amount      Income         Earnings     Total


$1,736,000  3,438,352  $(3,332,000) $    13,000   $28,102,000  $27,468,000


         -     13,505      (78,000)           -             -      (78,000)



         -          -            -            -    (1,013,000)  (1,013,000)


         -          -            -      268,000             -      268,000

         -          -            -            -     2,026,000    2,026,000
__________  _________  ___________  ___________   ___________  ___________

 1,736,000  3,451,857   (3,410,000)     281,000    29,115,000   28,671,000
__________  _________  ___________  ___________   ___________  ___________

         -      8,425      (41,000)           -             -      (41,000)



         -          -            -            -    (1,160,000)  (1,160,000)


         -          -            -       (3,000)            -       (3,000)

         -          -            -            -     2,648,000    2,648,000
__________  _________  ___________  ___________   ___________  ___________

$1,736,000  3,460,282  $(3,451,000) $   278,000   $30,603,000  $30,115,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________



See accompanying notes to financial statements.


                   George Risk Industries, Inc.
                     Statements of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2012    Apr 30, 2011
                                       ___________    ____________
Cash Flows from Operating Activities:
Net income                              $2,648,000    $2,026,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            160,000       153,000
   (Gain) on sale of investments           (51,000)     (169,000)
   (Gain) on sale of property and
     equipment                             (12,000)            0
   Bad debt expense                              0         8,000
   Reserve for obsolete inventory           38,000        33,000
   Deferred income taxes                   119,000      (114,000)
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                   (95,000)     (287,000)
     Inventories                          (535,000)       81,000
     Prepaid expenses                       10,000        (9,000)
     Employee receivables                        0        (1,000)
    Increase (decrease) in:
     Accounts payable                      (32,000)       71,000
     Accrued expenses                            0        13,000
     Income tax payable                    210,000       252,000
                                        __________    __________
    Net cash provided by (used in)
     operating activities               $2,460,000   $ 2,057,000
                                        __________    __________

Cash Flows From Investing Activities:
 Other assets manufactured and purchased   169,000      (101,000)
 Proceeds from sale of assets               20,000             0
 (Purchase) of property and equipment     (298,000)      (60,000)
 Proceeds from sale of marketable
  securities                               168,000     1,592,000
 (Purchase) of marketable securities      (891,000)     (868,000)
 (Purchase) of long-term investment        (10,000)      (18,000)
 (Loans) made to employees                 (10,000)            0
 Collections of loans to employees           7,000        12,000
 (Purchase) of treasury stock              (41,000)      (77,000)
                                        __________    __________
    Net cash provided by (used in)
     investing activities                ($886,000)   $  480,000
                                        __________    __________
Cash Flows From Financing Activities:
 Dividends paid                         (1,055,000)     (924,000)
                                        __________    __________
   Net cash provided by (used in)
    financing activities               $(1,055,000)  $  (924,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                     $   519,000   $ 1,613,000
                                        __________    __________
                                        __________    __________

See accompanying notes to financial statements

Cash and Cash Equivalents, beginning
 of period                             $ 5,254,000    $3,641,000

Cash and Cash Equivalents,
 end of period                         $ 5,773,000    $5,254,000
                                        __________    __________
                                        __________    __________
Supplemental Disclosure for Cash
 Flow Information:
  Cash Payments for:
   Income taxes paid                   $   855,000    $  658,000


  Cash receipts for income taxes       $    21,000    $  214,000




See accompanying notes to financial statements

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2012

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

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The company has recorded an allowance for doubtful accounts of $6,000 for the year ended April 30, 2012 and $5,000 for the year ended April 30, 2011. For the fiscal year ended April 30, 2012, bad debt expense was a net credit of $213 due to bad debt recoveries during the year. For the fiscal year ended April 30, 2011, bad debt expense was $8,499.

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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:



        Classification              Useful Life     2012      2011
                                     in Years       Cost      Cost

        Dies, jigs, and molds          3-7        $1,503,000  $1,222,000
        Machinery and equipment        5-10        1,134,000   1,134,000
        Furniture and fixtures         5-10          147,000     147,000
        Leasehold improvements         5-32          178,000     178,000
        Buildings                       20           658,000     658,000
        Automotive and aircraft        3-5           406,000     398,000
        Software                       2-5           129,000     129,000
        Land                           N/A            13,000      13,000
                                                  __________  __________
        Total                                      4,168,000   3,879,000
        Accumulated depreciation                  (3,397,000) (3,240,000)
                                                  __________  __________
        Net                                       $  771,000  $  639,000
                                                  __________  __________
                                                  __________  __________


Depreciation expense of $160,000 and $153,000 were charged to operations for the years ended April 30 2012 and 2011, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $221,000 and $257,000 for the years ended April 30 2012 and 2011, respectively.

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

Segment Reporting and Related Information-The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2012, the Company operated in two segments organized by security line products and all other products. See Note 9 for further segment information disclosures.

Reclassifications-Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due to those reclassifications.

Recently Issued Accounting Pronouncements- In May, 2011, the Financial Accounting Standards Board ("FASB") issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and Interntional Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance was effective for us beginning February 1, 2012. We do not anticipate that these changes will have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity's financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. We have adopted the revised financial statement presentation for comprehensive income. This becomes effective May 1, 2012.


2.    INVENTORIES
Inventories at April 30, 2012 and 2011 consisted of the following:



                                                   2012        2011
                                                __________   __________

    Raw materials                               $1,682,000   $1,413,000
    Work in process                                543,000      424,000
    Finished goods                                 291,000      220,000
                                                __________   __________
                                                 2,516,000    2,057,000
                                                __________

    Less: allowance for obsolete inventory        (165,000)    (203,000)
                                                __________   __________
    Totals                                      $2,351,000   $1,854,000
                                                __________   __________
                                                __________   __________

3.      MARKETABLE SECURITIES
The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between June 2012 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

As of April 30, 2012, investments available-for-sale consisted of the following:

		                        Gross	    Gross
	                  Cost	        Unrealized  Unrealized	 Fair
	                  Basis	        Gains	    Losses	 Value
Municipal bonds	         $ 9,202,000	$ 291,000   $   (35,000) $ 9,458,000
Corporate bonds	         $   268,000	$   8,000   $    (2,000)  $  274,000
Equity securities	 $ 8,989,000	$ 467,000   $  (252,000) $ 9,204,000
Money Markets and CDs	 $ 1,344,000	$       0   $         0  $ 1,344,000
Total	                 $19,803,000	$ 766,000   $  (289,000) $20,280,000


The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $72,000 for the year ended April 30, 2012 and $11,000 for the year ended April 30, 2011.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2012.

	            Less than 12 months	        12 months or greater	                  Total

Description	    Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	 Fair Value	Unrealized Loss
Municipal bonds	    $  425,000	$   (4,000)	$1,153,000	$  (31,000)	 $1,578,000	$   (35,000)
Corporate bonds     $  114,000  $   (2,000)     $        0      $        0       $  114,000     $    (2,000)
Equity securities   $2,195,000	$ (177,000)	$  663,000	$  (73,000)	 $2,858,000	$  (250,000)
Total	            $2,734,000	$ (183,000)	$1,816,000	$ (104,000)	 $4,550,000	$  (287,000)


Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2012.

Corporate BOnds
The Company's unrealized loss on investments in corporate bonds relates to two bonds. The contractual term of these investments does not permit the issuer to settle the securities at a price less than the amortized cost of the investments. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2012.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at April 30, 2012.

4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $12,000 were paid during the fiscal year ending April 30, 2012 and $11,000 worth of matching contributions were paid during the fiscal year ended April 30, 2011. There were no discretionary contributions paid during the fiscal year ending April 30, 2012. Discretionary contributions of $1,800 were paid during the fiscal year ending April 30, 2011.



5.    STOCKHOLDERS' EQUITY


Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2012.

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

During the fiscal year ended April 30, 2012, the Company purchased 8,425 shares of Class A common stock. This was accomplished by stockholders contacting the company.

Stock Transfer Agent-The Company does not have an independent stock transfer agent. The company maintains all stock records.


6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:



                                      April 30, 2012
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,648,000
                           __________
                           __________

   Basic EPS               $2,648,000    5,045,103     $.5249
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.0022)
                           __________    _________     ______
     Diluted EPS           $2,648,000    5,065,603     $.5227
                           __________    _________     ______
                           __________    _________     ______







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
                           __________    _________     _____
                           __________    _________     _____



7.      COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases a building from Ken and Bonnie Risk. Ken Risk is the Chairman of the Board and the President and CEO of the company. Bonnie Risk is Ken's wife, is also an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2012 and 2011.

The company also leases its airplane from President and CEO Ken Risk, who is also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal years ended April 30, 2012 and 2011, were $27,000 for each year. During the year ended
April 30,2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the newly purchased airplane and will continue the lease on the officer's ownership of the plane.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,818,000 for the year ended April 30, 2012 and $4,648,000 for the year ended April 30, 2011. The Company also received interest income from FirstTier Bank in the amount of $3,000 for the year ended April 30, 2012 and $8,000 for the year ended April 30,2011.

8.      INCOME TAXES

Reconciliation of income taxes with Federal and State taxable income:

                                     2012              2011
                                 ____________      ____________

 Income before income taxes        $3,854,000        $2,608,000
 State income tax deduction          (211,000)         (136,000)
 Capital loss carryforwards
  (utilized) accumulated             (120,000)         (162,000)
 Interest and dividend income        (603,000)         (541,000)
 Domestic production activities
  deduction                          (266,000)         (180,000)
Nondeductible expenses
  and timing differences              (85,000)           50,000
                                   __________        __________

    Taxable income                 $2,569,000        $1,639,000
                                   __________        __________
                                   __________        __________


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income before taxes at statutory
 rate                               $1,611,000        $1,090,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                   (88,000)          (57,000)
  Interest and dividend income        (252,000)         (226,000)
  Domestic production activities      (111,000)          (75,000)
  Deferred taxes                       119,000          (114,000)
  Other temporary and
   permanent differences               (73,000)          (36,000)
                                    __________        __________

  Income tax expense                $1,206,000        $  582,000
                                    __________        __________
                                    __________        __________


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          ____            ____

  Blended statutory rate                  41.8%           41.8%
                                          ____            ____
                                          ____            ____



Deferred tax asset (liabilities) consist of the following components at April 30, 2012 and 2011:

  Deferred tax current assets:
   Capital loss carryforward                       $  287,000        $  337,000
   Accrued vacation                                    32,000            31,000
   Accumulated unrealized (gain)/loss
    on investments                                   (200,000)         (202,000)
                                                   __________        __________

  Net deferred tax assets                          $  119,000        $  166,000
                                                   __________        __________
                                                   __________        __________
  Deferred long-term tax assets (liabilities):
    Depreciation                                     (124,000)          (53,000)
                                                   __________        __________

   Net deferred long-term tax assets (liabilities) $ (124,000)       $  (53,000)
                                                   __________        __________
                                                   __________        __________


Of the $287,000 in current capital loss carryforwards, $127,000 of that number expires on April 30, 2013 and the rest, $160,000, expires on April 30, 2014.

9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2012            2011

    Net revenue:
     Security alarm products           $  9,045,000      $ 7,791,000
     Other products                       1,240,000        1,067,000
                                        ___________      ___________

    Total net revenue                   $10,285,000      $ 8,858,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Security alarm products            $ 2,671,000      $ 1,552,000
     Other products                         366,000          213,000
                                        ___________       __________
    Total income from operations        $ 3,037,000      $ 1,765,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Security alarm products            $ 3,463,000      $ 2,953,000
     Other products                       1,213,000          995,000
     Corporate general                   26,711,000       25,640,000
                                        ___________      ___________

    Total assets                        $31,387,000      $29,588,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Security alarm products            $    24,000      $    23,000
     Other products                         112,000          100,000
     Corporate general                       24,000           30,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   160,000      $   153,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Security alarm products            $         0      $    11,000
     Other products                         281,000           32,000
     Corporate general                       17,000           17,000
                                        ____________     ___________
      Total capital expenditures        $   298,000      $    60,000
                                        ____________     ___________
                                        ____________     ___________



10.    CONCENTRATIONS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2012 and 2011, the Company's had uninsured balances of $4,568,000 and $4,398,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The company has sales to a security alarm distributor representing 41% of total sales for the year ended April 30, 2012 and 42% for the year ended April 30, 2011. This distributor accounted for 51% and 48% of accounts receivable at April 30, 2012 and 2011, respectively.

Security switch sales made up 88% of the total sales for both the fiscal years ended April 30, 2012 and 2011.

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

Marketable Securities
As of April 30, 2012, our investments consisted of publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The valuations are generally classified as Level 1 given the active market for these securities. Marketable securities utilizing Level 2 inputs include municipal and corporate bonds. These securities are valued using market corroborated pricing, matrix pricing, or other models that use observable inputs.

Fair Value Hierarchy
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                     Assets Measured at Fair Value on a Recurring Basis
                                                     As of April 30, 2012

                                     Level 1         Level 2    Level 3     Total
 Assets:
  Money Markets and CDs             $ 1,344,000           _         _       $ 1,344,000
  Equity Securities                 $ 9,204,000           -         _       $ 9,204,000
  Municipal and Corporate Bonds               _      $9,732,000     _       $ 9,732,000
 Total fair value of assets
  measured on a recurring basis     $10,548,000      $9,732,000     -       $20,280,000


Item 9  Disagreements on Accounting and Financial Disclosures
There were no disagreements with accountants on accounting and financial disclosure.


Item 9A 	Controls and Procedures

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2012, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that as of April 30, 2012 our internal control over financial reporting is effective.

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

The following information as of April 30, 2012 is furnished with respect to each director and executive officer:


                                                                    Director or
Name               Principal Occupation or Employment        Age    Officer Since


Ken R. Risk        Chairman of the Board and President        64    April 25, 1977

Stephanie Risk     Chief Financial Officer/Director           40    August 8, 1999

Sharon Westby      Secretary/Treasurer                        60    June 16, 2006

Jerry Andersen     Director, retired                          81    August 28, 1978

Donna Debowey      Director, retired GRI plant manager        74    July 12, 2005

Joel H. Wiens      Vice-Chairman, FirsTier Banks              82    September 6, 2007



The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2012:


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

Stephanie Risk, chief financial officer and controller, has over sixteen years of experience in the accounting field. Ms. Risk graduated from Hastings College with a degree in Accounting. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO.

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

Ms. Westby continues in her position on the Board of Directors at GRI with over 26 years of experience with the company. She has seen the company through many years of ups and downs, has great knowledge of her product line and is very customer oriented in trying to sell her products to the "non-security use" industry.

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2012, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except as follows:

Ken R. Risk, Chairman of the Board and President, did not timely file one report on Form 4 and Form 5 pertaining to one late-reported transaction. The deemed execution date of the transaction was January 20, 2010. As of the fiscal year ended April 30, 2012, the relevant reports have not been filed.

Stephanie Risk, Chief Financial Officer and Director, has not filed her initial Form 3 or any subsequent Forms 4 or 5. As of the fiscal year ended April 30, 2012, the relevant reports have not been filed.

Sharon Westby, Secretary, has not filed her initial Form 3 or any subsequent Forms 4 or 5. As of the fiscal year ended April 30, 2012, the relevant reports have not been filed.

Donna Debowey, Director, has not filed her initial Form 3 or any subsequent Forms 4 or 5. As of the fiscal year ended April 30, 2012, the relevant reports have not been filed.


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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2012 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11  Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company's fiscal years ended April 30, 2012 and 2011 (no other officer had compensation over $100,000):

                                                                             Change
                                                                           in Pension
                                                                            Value and
                                                                           Non-qualified
Name and                                                    Non-Equity      Deferred     All Other
principal                                  Stock    Option  Incentive Plan Compensation  Compen-
position       Year     Salary   Bonus     Awards   Awards  Compensation   Earnings      sation    Total
______         ____    ______    _____     _____    ____    ________        ________    ________  ________
Ken A. Risk,   2012    $83,000   $102,000   --      --      --              --          $2,000    $187,000
Chief
Executive      2011    $80,000   $ 84,000   --      --      --              --          $2,000    $166,000
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

Item 12  Security Ownership of Certain Beneficial Owners and Management

Below is certain information concerning persons who are known by the company to own beneficially more than 5 percent of any class of the company's voting shares on April 30, 2012.

Title     Name and Address        Amount of        Percent
  of        of Beneficial        Beneficial          of
Class         Ownership           Ownership         Class

Class     Ken R. Risk              2,945,936        58.42%
A         Kimball, NE
          69145


None of the directors or officers has the right to acquire any additional shares either directly or indirectly through any contracts or arrangements with other shareholders.


Item 13  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2012, 2011, and 2010, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                      2012            2011           2010

Airplane Lease
  Ken R. Risk, President and CEO   $   27,000      $   27,000     $   27,000


Building and Warehouse
 Leases/Rentals

 Ken R. Risk, President and CEO    $   18,420      $   18,420     $   18,420

Bank Balances

 Joel Wiens, Director              $4,818,466      $4,648,365     $3,353,855

Interest Income

 Joel Wiens, Director              $    3,150      $    8,373     $   31,272



Item 14  Principal Accountant Fees and Services
1)Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

     FYE 2012  $37,000     Haynie & Company
     FYE 2011  $35,700     Haynie & Company


2) Audit-Related Fees

The company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

     FYE 2012   $ 5,800    Haynie & Company
     FYE 2011   $ 5,800    Haynie & Company

3) Tax Fees

The company incurred aggregate fees or expenses for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for the last two fiscal years. The amounts are listed below:

     FYE 2012   $ 1,500    Haynie & Company
     FYE 2011   $ 1,200    Haynie & Company


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

/s/  Ken R. Risk                                    Date
 Ken R. Risk, President and Chairman of the Board   July 27, 2012




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Ken R. Risk          President and              Date
Ken R. Risk              Chairman of the Board      July 27, 2012


/s/ Stephanie M. Risk    Chief Financial Officer    Date
Stephanie M. Risk        and Controller             July 27, 2012


/s/ Jerry Andersen       Director                   Date
Jerry Andersen                                      July 27, 2012


/s/ Joel H. Wiens        Director                   Date
Joel H. Wiens                                       July 27, 2012


/s/ Donna Debowey        Director                   Date
Donna Debowey                                       July 27, 2012