Form 10-Q
period 2012-07-31
RISK GEORGE INDUSTRIES INC
filed 2012-09-13
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2012

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 13, 2012 was 5,037,501.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three-month period ended July 31, 2012, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                               July 31,       April 30,
                                                 2012           2012
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 6,506,000    $ 5,773,000
     Investments and securities               20,398,000     20,280,000
     Accounts receivable:
        Trade, net of $5,000 and $6,000
          doubtful account allowance           1,593,000      1,669,000
        Other                                        --           1,000
     Note receivable, current                      5,000          4,000
     Inventories                               2,306,000      2,351,000
     Prepaid expenses                            146,000        141,000
     Deferred current income taxes               130,000        119,000
                                             ------------   ------------
Total Current Assets                         $31,084,000    $30,338,000

Property and Equipment, net, at cost             766,000        771,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   228,000        228,000
     Projects in process                          31,000         44,000
     Note receivable                               1,000          5,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   261,000    $   278,000

TOTAL ASSETS                                 $32,111,000    $31,387,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                               July 31,       April 30,
                                                 2012           2012
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    49,000    $    96,000
     Dividends payable                           589,000        589,000
     Accrued expenses:
        Payroll and related expenses             279,000        212,000
        Property taxes                             2,000            --
     Income tax payable                          465,000        246,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,384,000    $ 1,143,000

Long-Term Liabilities
     Aircraft ownership deposit payable            4,000          5,000
     Deferred income taxes                       114,000        124,000
                                             ------------   ------------
Total Long-Term Liabilities                  $   118,000    $   129,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      336,000        278,000
     Retained earnings                        31,039,000     30,603,000
     Treasury stock, 3,460,282 and 3,460,282
        shares, at cost                       (3,451,000)    (3,451,000)
                                             ------------   ------------
Total Stockholders' Equity                   $30,609,000    $30,115,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $32,111,000    $31,387,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011

                                                       July 31,
                                                 2012           2011
                                             ------------   ------------
                                              (unaudited)    (unaudited)
Net Sales                                    $ 2,542,000    $ 2,598,000
   Less:  Cost of Goods Sold                  (1,356,000)    (1,191,000)
                                             ------------   ------------
Gross Profit                                 $ 1,186,000    $ 1,407,000

Operating Expenses:
   General and Administrative                    202,000        206,000
   Sales                                         425,000        341,000
   Engineering                                    18,000         16,000
   Rent Paid to Related Parties                   11,000         11,000
                                             ------------   ------------
Total Operating Expenses                     $   656,000    $   574,000

Income From Operations                           530,000        833,000

Other Income (Expense)
   Other Income                                   14,000          8,000
   Dividend and Interest Income                  203,000        192,000
   Gain (Loss) on Sale of Investments           (151,000)       379,000
                                             ------------   ------------
                                             $    66,000    $   579,000

Income Before Provisions for Income Taxes        596,000      1,412,000

Provisions for Income Taxes
    Current Expense                              222,000        292,000
    Deferred tax expense (provision)             (62,000)       328,000
                                             ------------   ------------
     Total Income Tax Expense                $   160,000    $   620,000

Net Income                                   $   436,000    $   792,000

Basic and Diluted Earnings Per Share of
    Common Stock                             $      0.09    $      0.16

Weighted Average Number of Common Shares
   Outstanding                                 5,042,550      5,048,365


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENT OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2012           2011
                                             ---------------------------
                                              (unaudited)    (unaudited)
Net Income                                   $   436,000    $   792,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                    (461,000)      (564,000)
     Reclassification adjustment for gains
       (losses) included in net income           561,000       (114,000)
     Income tax expense related to other
       comprehensive income                      (42,000)       283,000
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $    58,000   $   (395,000)

Comprehensive Income (Loss)                  $   494,000    $   397,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENT OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2012           2011
                                             ---------------------------
                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   436,000    $   792,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 42,000         37,000
     (Gain) loss on sale of investments          151,000       (379,000)
     Reserve for bad debts                        (1,000)        21,000
     Reserve for obsolete inventory              (13,000)         8,000
     Deferred income taxes                       (62,000)       328,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     77,000       (406,000)
          Inventories                             57,000       (243,000)
          Prepaid expenses                        (6,000)        (6,000)
       Increase (decrease) in:
          Accounts payable                       (47,000)       (37,000)
          Accrued expenses                        69,000         60,000
          Income tax payable                     219,000        290,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   922,000    $   465,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured & purchased           13,000        145,000
  (Purchase) of property and equipment           (36,000)      (169,000)
  Proceeds from sale of marketable securities      1,000          8,000
  (Purchase) of marketable securities           (170,000)      (169,000)
  (Loans) made to employees                          --          (2,000)
  Collection of loans to employees                 2,000          2,000
  (Purchase) of treasury stock                       --         (20,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (190,000)   $  (205,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used in) financing
  activities                                 $       --     $       --

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   732,000    $   264,000

Cash and cash equivalents, beginning of
  period                                     $ 5,773,000    $ 5,254,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 6,505,000    $ 5,518,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                                   $0             $0
       Interest expense                               $0             $0



                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JULY 31, 2012


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the inform-ation and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Available-for-sale investments in debt securities mature between August 2012 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity and other comprehensive income. Dividend and interest income are accrued as earned.

     As of July 31, 2012, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,350,000  $   355,000   $   (35,000) $ 9,670,000
Corporate bonds          $   354,000  $    13,000   $       --   $   367,000
Equity securities        $ 8,681,000  $   524,000   $  (279,000) $ 8,926,000
Money markets/CDs        $ 1,435,000  $       --    $       --   $ 1,435,000
                         ------------ ------------  ------------ ------------
   Total                 $19,820,000  $   892,000   $  (314,000) $20,398,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded im-pairment losses of $20,000 for the quarter ended July 31, 2012 and did not record any impairment losses for the quarter ended July 31, 2011.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2012.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
    $  511,000  $  (5,000)  $  870,000  $ (30,000)  $ 1,381,000  $   (35,000)
Corporate bonds
    $  152,000  $     --    $      --   $     --    $   152,000  $       --
Equity securities
    $1,690,000  $(162,000)  $  931,000  $(117,000)  $ 2,621,000  $  (279,000)
    ----------- ----------  ----------- ----------  ------------ ------------
Total
    $2,353,000  $(167,000)  $1,801,000  $(147,000)  $ 4,154,000  $  (314,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2012.

Corporate Bonds
---------------
The Company's unrealized loss on investments in corporate bonds relates to several bonds. The contractual term of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2012.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2012.


Note 3    Inventories

     Inventories at July 31, 2012, consisted of the following:

          Raw Materials                                $ 1,688,000
          Work in Process                                  521,000
          Finished Goods                                   275,000
                                                       ------------
                                                       $ 2,484,000
          Less: allowance for obsolete inventory          (178,000)
                                                       ------------
          Net Inventories                              $ 2,306,000
                                                       ============


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2012            2011
                                             ---------------------------
Net revenue:
     Security alarm products                   2,228,000      2,279,000
     Other products                              314,000        319,000
                                             ------------   ------------
Total net revenue                            $ 2,542,000    $ 2,598,000

Income from operations:
     Security alarm products                     465,000        731,000
     Other products                               65,000        102,000
                                             ------------   ------------
Total income from operations                 $   530,000    $   833,000

Identifiable assets:
     Security alarm products                   3,372,000      3,495,000
     Other products                            1,182,000      1,201,000
     Corporate general                        27,557,000     25,591,000
                                             ------------   ------------
Total assets                                 $32,111,000    $30,287,000

Depreciation and amortization:
     Security alarm products                       6,000          6,000
     Other products                               32,000         25,000
     Corporate general                             4,000          6,000
                                             ------------   ------------
Total depreciation and amortization          $    42,000    $    37,000

Capital expenditures:
     Security alarm products                       1,000            --
     Other products                               35,000        169,000
     Corporate general                               --             --
                                             ------------   ------------
Total capital expenditures                   $    36,000    $   169,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2012
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    436,000
                                   =============
Basic EPS                          $    436,000       5,042,550   $  0.0865
Effect of dilutive securities:
   Convertible preferred stock              --           20,500     (0.0004)
                                   -------------  --------------  ----------
Diluted EPS                        $    436,000       5,063,050   $  0.0861



                                   For the three months ended July 31, 2011
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    792,000
                                   =============
Basic EPS                          $    792,000       5,048,365   $  0.1569
Effect of dilutive securities:
   Convertible preferred stock              --           20,500     (0.0007)
                                   -------------  --------------  ----------
Diluted EPS                        $    792,000       5,068,865   $  0.1562


Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during the quarters ending
July 31, 2012 and 2011, respectively. There were no discretionary con-tributions paid during the quarters ending July 31, 2012 and 2011, re-spectively.

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

Marketable Securities
---------------------
As of July 31, 2012, our investments consisted of money markets, CDs, publicly traded equity securities and certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market in-formation. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal and corporate bonds, the inputs are recorded as Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                         as of July 31, 2012
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Money Markets and CDs  $ 1,435,000        --           --     $ 1,435,000
  Equity Securities      $ 8,926,000        --           --     $ 8,926,000
  Municipal and
    Corporate Bonds      $    --      $10,037,000        --     $10,037,000
                         -----------  -----------  -----------  -----------
Total fair value of
  assets measured on a
  recurring basis        $10,361,000  $10,037,000  $     --     $20,398,000
                         ===========  ===========  ===========  ===========


                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2012.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $732,000 during the quarter ended July 31, 2012 as com-pared to an increase of $264,000 during the corresponding quarter last year. Accounts receivable decreased $77,000 for the quarter ending July 31, 2012 compared with a $406,000 increase for the same quarter last year. The de-crease in cash flow for accounts receivable for the current period is a re-flection of a slight decrease in sales. At the quarter ended July 31, 2012, 68.42% of the receivables are considered current (less than 45 days) while 1.09% of the total are over 90 days past due. This is in comparison to having 68.42% of the receivables considered current and 4.95% over 90 days past due at July 31, 2012. Inventories decreased $57,000 during the current quarter as compared to a $243,000 increase last year. Raw material purchases have declined as a result of the decrease in sales and the price of raw materials has stabilized from the enormous price increase we experienced that the same time last year. At the quarter ended July 31, 2012 there was a $6,000 increase in prepaid expenses and at July 31, 2011, there was a $2,000 increase.

At the quarter ended July 31, 2012, accounts payable shows a decrease of $47,000 as compared to a decrease of $37,000 for the same quarter the year before. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses increased $69,000 for the current quarter as compared to a $60,000 increase for the quarter ended July 31, 2011. Income tax payable increased $219,000 for the quarter ended July 31, 2012, as it also increased $290,000 for the cor-responding quarter the same year. The slight decrease in income tax payable is a reflection of the decrease in income for the current quarter.

Investing
---------
As for our investment activities, the Company has spent approximately $36,000 on acquisitions of property and equipment for the current fiscal quarter. In comparison with the corresponding quarter last year, there was activity of $169,000. The $169,000 from last year represents an in-house mold, pre-viously a project in process, which was completed during the quarter. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of mar-ketable securities for the quarter ended July 31, 2012 was $170,000 compared with $169,000 spent during the quarter ended July 31, 2012. We continue to use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back common stock when the opportunity arises. Un-fortunately, for the quarter ended July 31, 2012 the Company did not purchase back any treasury stock but $20,000 worth of treasury stock was purchased back during the quarter ended July 31, 2011. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last eight fiscal years has also prompted many stock-holders and/or their relatives and descendants to sell back their stock to the Company.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2012           2011
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 29,700,000   $ 28,058,000
Current ratio
  (current assets / current liabilities)           22.460         24.961
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   20.590         22.932


Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,542,000 for the quarter ended July 31, 2012, which is a decrease of 2.16% from the corresponding quarter last year. Net sales for the quarter ended July 31, 2011 were $2,598,000. The Company's products are tied to the housing market and the decrease in sales is a result of the con-tinued struggles in the economy. The Company is focusing on keeping and in-creasing sales by having excellent customer service and being willing to make many customized parts. Cost of goods sold was 53.34% of net sales for the quarter ended July 31, 2012 and 45.84% for the quarter ended July 31, 2011. Management's goal is to keep labor and other manufacturing expenses within the range of 45 to 50%. But the slight decrease in sales and the increase in raw materials and wages have kept the Company outside of its goal.

Operating expenses were 25.81% of net sales for the quarter ended July 31, 2012 as compared to 22.1% for the corresponding quarter last year. Manage-ment's goal is to always keep the operating expenses around 30% or less of net sales, as management has been able to achieve over the years. Income from operations for the quarter ended July 31, 2012 was at $530,000, which is a 36.37% decrease from the corresponding quarter last year, which had income from operations of $833,000.

Other income and expenses showed a $66,000 gain for the quarter ended July 31, 2012 as compared to having a $579,000 gain for the quarter ended July 31, 2011. The main reason for the smaller gain in other income for the current quarter is that we had a $151,000 of realized loss on investments for the quarter as compared to a $379,000 realized gains for the corresponding quarter last year. In turn, net income for the quarter ended July 31, 2012 was at $436,000, a 44.95% decrease from the corresponding quarter last year, which showed net income of $792,000. Earnings per share for the quarter ended July 31, 2012 were $0.09 per common share and $0.16 per common share for the quarter ended July 31, 2011.

New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
The Garage Door Monitor (pt # DM?1) is now on the market and showing good sales with repeat customers. The DM?1 will monitor when the garage door has been left open and will automatically shut the door - either by a timed delay after the door has been opened or closing at a set time every day. Manage-ment believes this will be a good upsell as many home burglars gain access through a garage door that is left open or unlocked.

Engineering has completed work on a plastic housing for our very popular MF-875 flat magnet and new rare earth flat magnet (MMF-875). They are also looking to complete a design on a 110V Current Controller that would work with our contact switches to secure the door of a storage unit. This switch can also turn on the light when the door is opened.

A fuel level monitor is in the engineering stage. Several security companies from around the world have told us fuel theft is a major problem. They are looking for a product that will tie into the security system if tanks or trucks are tampered with.

Other products in engineering include a vent airflow sensor that will send a signal if the air conditioner breaks, loses power or freezes up in a server room or anywhere else temperatures need to be monitored. We are also con-tinuing work on a wireless pool alarm and a triple biased high security switch.

Recently Issued Accounting Pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which amends the disclosure requirements for the present-ation of comprehensive income. This guidance, effective retrospectively for interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive state-ments. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. ASU 2011-05 does not change the items that must be reported in other comprehen-sive income, or when an item of other comprehensive income must be reclass-ified to net income. We have included a Statement of Comprehensive Income in our financial statements. The adoption of this accounting guidance had no impact on our financial statements.

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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A.  Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2012, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the object-ives of the control systems are met, and no evaluation of controls can pro-vide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our in-ternal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our manage-ment concluded that as of July 31, 2012 our internal control over financial reporting is effective.

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the first quarter of fiscal year 2013.

                     Period                  Number of shares repurchased
          -------------------------------    ----------------------------
          May 1, 2012 - May 31, 2012                          --
          June 1, 2012 - June 30, 2012                        --
          July 1, 2012 - July 31, 2012                        --



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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

          31. Certifications pursuant to Rule 13a-14(a)
              31.1 Certification of the Chief Executive Officer
              31.2 Certification of the Chief Financial Officer

          32. Certifications pursuant to 18 U.S.C 1350
              32.1 Certification of the Chief Executive Officer
              32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
          No 8-K reports were filed during the quarter ended July 31, 2012.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-13-2012               By:  /s/ Ken R. Risk
                              Ken R. Risk
                              President and Chairman of the Board

Date 09-13-2012               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller