Form 10-Q
period 2012-10-31
RISK GEORGE INDUSTRIES INC
filed 2012-12-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2012

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 14, 2012 was 5,036,525.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2012, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS


                                              October 31,     April 30,
                                                 2012           2012
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 5,460,000    $ 5,773,000
     Investments and securities               20,862,000     20,280,000
     Accounts receivable:
        Trade, net of $1,996 and $5,789
          doubtful account allowance           1,659,000      1,669,000
        Other                                      1,000          1,000
     Note receivable, current                      3,000          4,000
     Inventories                               2,258,000      2,351,000
     Prepaid expenses                             49,000        141,000
     Deferred current income taxes                 3,000        119,000
                                             ------------   ------------
Total Current Assets                         $30,295,000    $30,338,000

Property and Equipment, net, at cost             766,000        771,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   228,000        228,000
     Projects in process                          29,000         44,000
     Note receivable                               3,000          5,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   261,000    $   278,000

TOTAL ASSETS                                 $31,322,000    $31,387,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              October 31,     April 30,
                                                 2012           2012
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   119,000    $    96,000
     Dividends payable                           717,000        589,000
     Accrued expenses:
        Payroll and related expenses             253,000        212,000
     Income tax payable                          226,000        246,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,315,000    $ 1,143,000

Long-Term Liabilities
     Aircraft ownership deposit payable            4,000          5,000
     Deferred income taxes                       113,000        124,000
                                             ------------   ------------
Total Long-Term Liabilities                  $   117,000    $   129,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      462,000        278,000
     Retained earnings                        30,222,000     30,603,000
     Treasury stock, 3,465,856 and 3,460,282
        shares, at cost                       (3,479,000)    (3,451,000)
                                             ------------   ------------
Total Stockholders' Equity                   $29,890,000    $30,115,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $30,322,000    $31,387,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                            INCOME STATEMENTS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2012         2012          2011         2011
                         ---------------------------------------------------
Net Sales                $ 2,569,000  $ 5,111,000   $ 2,559,000  $ 5,158,000
Less: cost of goods sold  (1,289,000)  (2,645,000)   (1,362,000)  (2,554,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,280,000  $ 2,466,000   $ 1,197,000  $ 2,604,000

Operating Expenses:
  General and
    administrative           215,000      417,000       202,000      408,000
  Selling                    433,000      858,000       421,000      762,000
  Engineering                 21,000       38,000        14,000       29,000
  Rent paid to related
    parties                   11,000       23,000        11,000       23,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   680,000  $ 1,336,000   $   648,000  $ 1,222,000

Income From Operations       600,000    1,130,000       549,000    1.382,000

Other Income (Expense)
  Other                        6,000       19,000         4,000       12,000
  Dividend and interest
    income                   163,000      366,000       149,000      341,000
  Gain (loss) on
    investments               94,000      (57,000)      (99,000)     280,000
  Gain (loss) on sale
    of assets                      0            0        12,000       12,000
                         ------------ ------------  ------------ ------------
                         $   263,000  $   328,000   $    66,000  $   645,000

Income Before Provisions
  for Income Tax             863,000    1,458,000       615,000    2,027,000

Provisions for Income Tax
  Current expense           (235,000)    (456,000)     (211,000)    (503,000)
  Deferred tax benefit
    (expense)                (35,000)      27,000        10,000     (318,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (270,000) $  (429,000)  $  (201,000) $  (821,000)

Net Income               $   593,000  $ 1,029,000   $   414,000  $ 1,206,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.28
    per share)           $(1,411,000) $(1,411,000)
  Common Stock ($0.23
    per share)                                      $(1,160,000) $(1,160,000)

Income Per Share of Common Stock:
    Basic                      $0.12        $0.20         $0.08        $0.24
    Assuming Dilution          $0.12        $0.20         $0.08        $0.24

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,037,348    5,039,949     5,045,746    5,047,055
    Diluted                5,057,848    5,060,449     5,066,246    5,067,555

                        GEORGE RISK INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2012         2012          2011         2011
                         ----------------------------------------------------
Net Income               $   593,000  $ 1,029,000   $   414,000  $ 1,206,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          313,000     (142,000)     (395,000)    (959,000)
    Reclassification adjustment
      for (gains) losses included
      in net income          (96,000)     458,000       127,000       13,000
    Income tax expense related
      to other comprehensive
      income                 (91,000)    (132,000)      112,000      395,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   126,000  $   184,000   $  (156,000) $  (551,000)

Comprehensive Income     $   719,000  $ 1,213,000   $   258,000  $   655,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                               Six months     Six months
                                                 ended          ended
                                              October 31,    October 31,
                                                  2012           2011
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,029,000    $ 1,206,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 86,000         76,000
     (Gain) loss on sale of investments           57,000       (280,000)
     (Gain) loss on sales of assets                    0        (12,000)
     Reserve for bad debts                        (4,000)        24,000
     Reserve for obsolete inventory               (3,000)        22,000
     Deferred income taxes                       (27,000)       318,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     14,000       (208,000)
          Inventories                             95,000       (236,000)
          Prepaid expenses                        92,000        169,000
          Other receivables                            0         (1,000)
       Increase (decrease) in:
          Accounts payable                        23,000         (7,000)
          Accrued expenses                        41,000         10,000
          Income tax payable                     (20,000)        37,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,383,000    $ 1,118,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                       15,000       (115,000)
  Proceeds from sale of assets                         0         20,000
  (Purchase) of property and equipment           (81,000)      (201,000)
  Proceeds from sale of marketable securities     78,000        155,000
  (Purchase) of marketable securities           (400,000)      (442,000)
  (Loans) made to employees                            0         (2,000)
  Collections of loans to employees                3,000          3,000
  (Purchase) of treasury stock                   (28,000)       (32,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (413,000)   $  (614,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,283,000)    (1,055,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,283,000)   $(1,055,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $  (313,000)   $  (551,000)

Cash and cash equivalents, beginning of
  period                                     $ 5,773,000    $ 5,254,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,460,000    $ 4,703,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $   473,000    $   465,000
       Interest expense                      $         0    $         0

     Cash receipts for:
       Income taxes                          $         0    $         0

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2012

Note 1		Unaudited Interim Financial Statements

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

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able -for-sale investments in debt securities mature between November 2012 and June 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are accrued as earned.

     As of October 31, 2012, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,681,000  $   384,000   $   (35,000) $10,030,000
Corporate bonds          $   354,000  $    42,000   $    (1,000) $   395,000
Equity securities        $ 8,805,000  $   596,000   $  (192,000) $ 9,209,000
Money markets/CDs        $ 1,228,000  $     --      $     --     $ 1,228,000
                         ------------ ------------  ------------ ------------
   Total                 $20,068,000  $ 1,022,000   $  (228,000) $20,862,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record any im-pairment losses for the quarter ended October 31, 2012, but did record im-pairment losses of $20,000 for the six months ended October 31, 2012. As for the corresponding periods last year, management recorded impairment losses of $66,000 for both the quarter and six months ended October 31, 2011.

     The following table shows the investments with gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2012.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $  866,000  $   (5,000)  $  739,000  $ (30,000)  $ 1,605,000  $   (35,000)
Corporate bonds
   $   51,000  $   (1,000)  $    --     $   --      $    51,000  $    (1,000)
Equity securities
   $1,942,000  $ (117,000)  $  841,000  $ (75,000)  $ 2,783,000  $  (192,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $2,859,000  $ (123,000)  $1,580,000  $(105,000)  $ 4,439,000  $  (228,000)


Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2012.

Corporate Bonds
---------------
The Company's unrealized loss on investments in corporate bonds relates to several bonds. The contractual term of these investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2012.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the in-dividual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at October 31, 2012.


Note 3		Inventories

     At October 31, 2012, inventories consisted of the following:

          Raw Materials                                $ 1,638,000
          Work in Process                                  480,000
          Finished Goods                                   308,000
                                                       ------------
                                                       $ 2,426,000
          Less: allowance for obsolete inventory          (168,000)
                                                       ------------
          Net Inventories                              $ 2,258,000
                                                       ============


Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     October 31,
                                                 2012           2011
                                             ---------------------------
Net revenue:
     Security alarm products                   2,246,000      2,238,000
     Other products                              323,000        321,000
                                             ------------   ------------
Total net revenue                            $ 2,569,000    $ 2,559,000

Income from operations:
     Security alarm products                     525,000        480,000
     Other products                               75,000         69,000
                                             ------------   ------------
Total income from operations                 $   600,000    $   549,000

Identifiable assets:
     Security alarm products                   3,400,000      3,130,000
     Other products                            1,234,000      1,328,000
     Corporate general                        26,688,000     24,753,000
                                             ------------   ------------
Total assets                                 $31,322,000    $29,211,000

Depreciation and amortization:
     Security alarm products                       6,000          6,000
     Other products                               34,000         26,000
     Corporate general                             4,000          7,000
                                             ------------   ------------
Total depreciation and amortization          $    44,000    $    39,000

Capital expenditures:
     Security alarm products                      11,000              0
     Other products                               34,000         16,000
     Corporate general                                 0         17,000
                                             ------------   ------------
Total capital expenditures                   $    45,000    $    33,000


Note 5		Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2012
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  593,000
                                ===========
Basic EPS                       $  593,000        5,037,348    $     0.12
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  593,000        5,057,848    $     0.12


                                 For the six months ended October 31, 2012
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,029,000
                                ===========
Basic EPS                       $1,029,000        5,039,949    $     0.20
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,029,000        5,060,449    $     0.20


                                For the three months ended October 31, 2011
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  414,000
                                ===========
Basic EPS                       $  414,000        5,045,746    $     0.08
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  414,000        5,066,246    $     0.08


                                 For the six months ended October 31, 2011
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,206,000
                                ===========
Basic EPS                       $1,206,000        5,047,055    $     0.24
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,206,000        5,067,555    $     0.24



Note 6		Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during each quarter ending October 31, 2012 and 20101 Likewise, the Company paid matching contributions of approximately $6,000 during each six-month period ending October 31, 2012 and 2011. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2011 and 2010, respectively.


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

Marketable Securities
---------------------
As of October 31, 2012, our investments consisted of money markets and publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal and coporate bonds, the inputs are recorded at Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of October 31, 2012
                        ---------------------------------------------------
                          Level 1      Level 2      Level 3        Total
                          -------      -------      -------       -------
Assets:
  Money Markets         $ 1,228,000   $   --       $   --       $ 1,228,000
  Equity Securities     $ 9,210,000   $   --       $   --       $ 9,210,000
  Municipal and
    Corporate Bonds     $     --      $10,424,000  $       0    $10,424,000
                        ------------  ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis       $10,438,000   $10,424,000  $       0    $20,862,000
                        ============  ============ ==========   ============


Note 8		Subsequent Events

On December 6, 2012, the Board of Directors of the Company announced that the Corporation will make a special cash dividend payment to all persons who are listed as shareholders of its stock on the books as of December 16, 2012 in the amount of $.22 per share. This dividend will be paid by December 28, 2012.

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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash decreased $313,000 for the six months ended October 31, 2012, while, for the same period last year, net cash also decreased $551,000. Accounts receivable decreased $14,000 for the current six months and increased $208,000 for the same period last year. The slight decrease in cash flow for accounts receivable for the current period is a reflection of sales being at the same level as last year. At October 31, 2012, 70.94% of the receivables were considered current (less than 45 days) and -0.06% of the total were over 90 days past due. This is in comparison to having 66.31% of the receivables considered current and 6.17% over 90 days past due at October 31, 2011. In-ventory decreased $95,000 for the current six months, while it increased $236,000 for the same period last year. The main reason for the decrease in cash expenditures towards inventory is that sales have almost the same as ast year and prices of raw materials have remained constant too. Changes in prepaid expenses in regards to cash flow decreased by $92,000 for the six months ending October 31, 2012. Conversely, changes in prepaid expenses in regards to cash flow also decreased by $169,000 for the six-month ending October 31, 2011.

For the six months ended October 31, 2012, accounts payable increased $23,000, and decreased $7,000 for the same period ended October 31, 2011.
The change in cash in regards to accounts payable can vary. It really de-pends on the time of the month the invoices are due, since the company pays all invoices within terms. Accrued expenses increased $41,000 for the six months ended October 31, 2012, and also increased by $10,000 for the same period last year. The current increase is due to elevated sales commissions. Income tax payable decreased $20,000 for the six months ending October 31, 2012, while it increased $37,000 for the corresponding period last year.

Investing
---------
As for our investment activities, the Company has spent approximately $81,000 on acquisitions of property and equipment for the current six-month period and $201,000 was spent during the six months ended October 31, 2011. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of mar-ketable securities for the six months ended October 31, 2012 was $400,000 and $442,000 was spent for the corresponding period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, per-mission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company con-tinues to purchase back its common stock when the opportunity arises. For the six months ended October 31, 2012, the Company purchased $28,000 worth of treasury stock and $32,000 worth was bought back for the six months ended October 31, 2011. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last eight fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company. Also, we make purchases of company stock on the open market when the opportunity arises.

Financing
---------
Cash flows from financing activities decreased by $1,283,000 for the six months ending October 31, 2012. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.28 per share of common stock on September 30, 2012 and these dividends were paid by October 31, 2012. As for the prior year numbers, net cash used in financing activities was $1,055,000 for the six months ending October 31, 2011. A dividend of $0.23 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     October 31,
                                                 2012           2011
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 28,980,000   $ 27,133,000
Current ratio
  (current assets / current liabilities)           23.038         28.052
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   21.278         25.518

Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,569,000 for the quarter ended October 31, 2012, which is a 0.4% increase from the corresponding quarter last year. Year-to-date net sales were $5,111,000 at October 31, 2012, which is a .92% decrease from the same period last year. The Company's products are tied to the housing market and the consistency in sales is a result of the Company focusing on gaining market share in the industry. The Company is accomplishing this by having excellent customer service and being willing to make many customized parts. Cost of goods sold was 50.2% of net sales for the quarter ended October 31, 2012 and 53.2% for the same quarter last year. Year-to-date cost of goods sold percentages were 51.75% for the current six months and 49.5% for the corresponding six months last year. Management's goal is to keep labor and other manufacturing expenses within the range of 45 to 50%. But the slight decrease in sales and the increase in raw materials and wages have kept the Company just outside of its goal.

Operating expenses were 26.47% of net sales for the quarter ended October 31, 2012 as compared to 25.32 % for the corresponding quarter last year. Year-to-date operating expenses were 26.14% of net sales for the six months ended October 31, 2012, while they were 23.69% for the same period last year. Keeping operating expenses around 30% of net sales, as the company has been able to achieve over the years, shows that management keeps a close eye on these expenses from year to year. Income from operations for the quarter ended October 31, 2012 was at $600,000, which is an 8.5% increase from the corresponding quarter last year, which had income from operations of $549,000. Income from operations for the six months ended October 31, 2012 was at $1,130,000, which is an 18.2% decrease from the corresponding six months last year, which had income from operations of $1,382,000.

Other income and expenses showed gains of $263,000 and $328,000 for the quarter and six months ended October 31, 2012, respectively. The other in-come and expense numbers for last year also showed gains of $66,000 for the quarter and $645,000 for the six months ending October 31, 2011. Dividend and interest income was up 9.4% for the current quarter and was up 7.33% for the current six-month period when compared to the same time periods last year. During the current quarter, there was a $94,000 gain on investments recorded. Management did not write down any investments during the quarter ending October 31, 2012, while management wrote down $66,000 worth of in-vestments for the same quarter last year.

Net income for the quarter ended October 31, 2012 was at $593,000, a 43.2% increase from the corresponding quarter last year, which showed net income of $414,000. Net income for the six months ended October 31, 2012 was $1,029,000, a 14.7% decrease from the same period last year. Net income for the six months ended October 31, 2011 was $1,206,000. Earnings per common share for the quarter ended October 31, 2012 were $0.12 per share and $0.20 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2011 were $0.08 per share and $0.24 per share, respectively.

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

Other products in engineering include a twist lock for receded steel door contacts including biased for high security. This will allow the installer to set a precise gap. We are also continuing work on a wireless pool alarm and contact switch, a sprinkler controller, and a triple biased high security switch.

Recently Issued Accounting Pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (ASC Topic
210), Disclosures about Offsetting Assets and Liabilities", which requires an entity to disclose certain information about offsetting and related arrange-ments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company is required to apply the amendments in this guidance for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of this guidance to have material impact on the Company's consolidated results of operations and financial condition.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our in-ternal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our manage-ment concluded that as of October 31, 2012 our internal control over financial reporting is effective.

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the first quarter of fiscal year 2013.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     August 1, 2012 - August 31, 2012                        5,049
     September 1, 2012 - September 30, 2012                     25
     October 1, 2012 - October 31, 2012                        500


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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
     A. Exhibits

        31.  Certifications pursuant to Rule 13a-14(a)
             31.1 Certification of the Chief Executive Officer
             31.2 Certification of the Chief Financial Officer

        32.  Certifications pursuant to 18 U.S.C. 1350
             32.1 Certification of the Chief Executive Officer
             32.2 Certification of the Chief Financial Officer

     B. Reports on Form 8-K
        No 8-K reports were filed during the quarter ended October 31, 2012.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 12-14-2012               By:  /s/ Kenneth R. Risk
                              Kenneth R. Risk
                              President and Chairman of the Board




Date 12-14-2012               By:  /s/ Stephanie M. Risk
                              Stephanie M. Risk
                              Chief Financial Officer and Controller