Form 10-Q
period 2013-01-31
RISK GEORGE INDUSTRIES INC
filed 2013-03-15
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

               For the quarterly period ended January 31, 2013

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 15, 2013 was 5,035,525.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2013, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              January 31,     April 30,
                                                 2013           2012
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 4,566,000    $ 5,773,000
     Marketable securities (Note 2)           21,575,000     20,280,000
     Accounts receivable:
        Trade, net of $2,155 and $5,789
          doubtful account allowance           1,675,000      1,669,000
        Other                                          0          1,000
     Note receivable, current                      3,000          4,000
     Income tax overpayment                      161,000              0
     Inventories (Note 3)                      2,316,000      2,351,000
     Prepaid expenses                             70,000        141,000
     Deferred income taxes                             0        119,000
                                             ------------   ------------
Total Current Assets                         $30,366,000    $30,338,000

Property and Equipment, net at cost          $   738,000    $   771,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  228,000        228,000
     Projects in process                          37,000         45,000
     Note receivable                               3,000          5,000
                                             ------------   ------------
Total Other Assets                           $   268,000    $   278,000

TOTAL ASSETS                                 $31,372,000    $31,387,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2013           2012
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    86,000    $    96,000
     Dividends payable                           817,000        589,000
     Accrued expenses
        Payroll and other expenses               315,000        212,000
        Property taxes                             3,000              0
     Income tax payable                                0        246,000
     Deferred income taxes                       211,000              0
                                             ------------   ------------
Total Current Liabilities                    $ 1,432,000    $ 1,143,000

Long-Term Liabilities
     Aircraft owership deposit payable             4,000          5,000
     Deferred income taxes                       108,000        124,000
                                             ------------   ------------
Total Long-Term Liabilities                  $   112,000    $   129,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,832
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      726,000        278,000
     Retained earnings                        29,903,000     30,603,000
     Treasury stock, 3,467,356 and 3,460,282
        shares, at cost                       (3,486,000)    (3,451,000)
                                             ------------   ------------
Total Stockholders' Equity                   $29,828,000    $30,115,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $31,372,000    $31,387,000
                                             ============   ============

                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2013         2013          2012         2012
                         ---------------------------------------------------
Net Sales                $ 2,551,000  $ 7,662,000   $ 2,584,000  $ 7,742,000
Less: cost of goods sold  (1,031,000)  (3,676,000)   (1,247,000)  (3,801,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,520,000  $ 3,986,000   $ 1,337,000  $ 3,941,000

Operating Expenses:
  General and
    administrative           200,000      616,000       181,000      590,000
  Selling                    443,000    1,302,000       411,000    1,173,000
  Engineering                 20,000       58,000        14,000       43,000
  Rent paid to related
    parties                   11,000       34,000        11,000       34,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   674,000  $ 2,010,000   $   617,000  $ 1,840,000

Income From Operations       846,000    1,976,000       720,000    2,101,000

Other Income (Expense)
  Other                       (2,000)      17,000         6,000       18,000
  Dividend and interest
    income                   238,000      605,000       222,000      562,000
  Gain (loss) on sale of
    investments               57,000            0      (384,000)    (104,000)
  Gain (loss) on sale of
    assets                         0            0             0       13,000
                         ------------ ------------  ------------ ------------
                         $   293,000  $   622,000   $  (156,000) $   489,000

Income Before Provisions
  for Income Tax           1,139,000    2,598,000       564,000    2,590,000

Provisions for Income Tax
  Current Expense            330,000      786,000       283,000      786,000
  Deferred tax expense
    (benefit)                 19,000       (7,000)     (155,000)     163,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense     349,000      779,000       128,000      949,000

Net Income               $   790,000  $ 1,819,000   $   436,000  $ 1,641,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.50
    per share)                     0   (2,519,000)
  Common Stock ($0.22
    per share)            (1,108,000)           0
  Common Stock ($0.23
    per share)                                               0    (1,160,000)

Income Per Share of Common Stock (Note 5):
    Basic                      $0.16        $0.36         $0.09        $0.33
    Diluted                    $0.16        $0.36         $0.09        $0.32
Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,035,851    5,038,583     5,043,585    5,045,898
    Diluted                5,056,351    5,059,083     5,064,085    5,066,398



                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2013         2013          2012         2012
                         ----------------------------------------------------
Net Income               $   790,000  $ 1,819,000   $   436,000  $ 1,641,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          488,000      340,000       377,000     (582,000)
    Reclassification adjustment
      for (gains) losses     (35,000)     429,000       313,000      327,000
    Income tax expense related
      to other comprehensive
      income                (189,000)    (322,000)     (288,000)     106,000
                         ------------ ------------  ------------ ------------
   Other Comprehensive
     Income              $   264,000  $   447,000   $   402,000  $  (149,000)

Comprehensive Income     $ 1,054,000  $ 2,266,000   $   838,000  $ 1,492,000
                         ============ ============  ============ ============

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                (unaudited)
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2013           2012
                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,819,000    $ 1,641,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                128,000        120,000
     (Gain) loss on sale of investments                0        104,000
     (Gain) loss on sale of assets                     0        (13,000)
     Reserve for bad debts                        (4,000)         9,000
     Reserve for obsolete inventory               (1,000)        35,000
     Deferred income taxes                        (7,000)       163,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     (2,000)      (127,000)
          Inventories                             35,000       (315,000)
          Prepaid expenses                        71,000         (7,000)
          Income tax overpayment                (407,000)             0
       Increase (decrease) in:
          Accounts payable                       (10,000)       (69,000)
          Accrued expenses                       106,000         63,000
          Income tax payable                           0        104,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,728,000    $ 1,708,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                        8,000        189,000
  Proceeds from sale of assets                         0         20,000
  (Purchase) of property/equipment               (95,000)      (298,000)
  Proceeds from sale of marketable securities     79,000        168,000
  (Purchase) of marketable securities           (604,000)      (748,000)
  (Purchase) of long-term investment                   0        (10,000)
  (Loans) made to employees                            0        (10,000)
  Collections of loans to employees                3,000          5,000
  (Purchase) of treasury stock                   (36,000)       (37,000)
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $  (645,000)   $  (721,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (2,290,000)    (1,055,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(2,290,000)   $(1,055,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $(1,207,000)   $   (68,000)

Cash and cash equivalents, beginning of
  period                                     $ 5,773,000    $ 5,254,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,566,000    $ 5,186,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
     Cash payments for:
       Income taxes                          $ 1,207,000    $   680,000
       Interest expense                            2,000              0
     Cash receipts for:
       Income taxes                               19,000              0


                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2013

Note 1    Unaudited Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting prin-ciples in the United States of America (US GAAP) for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the company's annual report on Form 10-K for the year ended April 30, 2012. In the opinion of manage-ment, all adjustments, consisting only of normal recurring adjustments con-sidered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. We have evaluated subsequent events through March 15, 2013, the issuance date of these financial statements. The Company did not have any material, recognizable subsequent events.

Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able-for-sale investments in debt securities mature between April 2013 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders'equity. Dividend and interest income are accrued as earned.

     As of January 31, 2013, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 9,916,000  $   408,000   $   (31,000) $10,293,000
Equity securities        $ 8,474,000  $   976,000   $  (106,000) $ 9,344,000
Money markets and CDs    $ 1,938,000  $         0   $         0  $ 1,938,000
                         ------------ ------------  ------------ ------------
   Total                 $20,328,000  $ 1,384,000   $  (137,000) $21,575,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record any impairment losses for the quarter ended January 31, 2013, but did record im-pairment losses of $20,000 for the nine months ended January 31, 2013. As for the corresponding periods last year, management recorded impairment losses of $5,000 for the quarter, while $71,000 of loss was recorded for the nine months ended January 31, 2012.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2013.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................

Municipal bonds
  $1,403,000  $  (13,000)  $  466,000  $   (18,000)  $1,869,000  $  (31,000)
Equity securities
  $  712,000  $  (59,000)  $  388,000  $   (47,000)  $1,100,000  $ (106,000)
Total
  $2,115,000  $  (72,000)  $  854,000  $   (65,000)  $2,969,000  $ (137,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2013.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold onto these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2013.


Note 3    Inventories

     At January 31, 2013, inventories consisted of the following:

          Raw materials                                $ 1,673,000
          Work in process                                  518,000
          Finished goods                                   290,000
                                                       ------------
                                                         2,481,000
          Less: allowance for obsolete inventory          (165,000)
                                                       ------------
          Totals                                       $ 2,316,000


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     January 31,
                                                 2013           2012
                                             ---------------------------
Net revenue:
     Security alarm products                   2,211,000      2,287,000
     Other products                              340,000        297,000
                                             ------------   ------------
Total net revenue                            $ 2,551,000    $ 2,584,000

Income from operations:
     Security alarm products                     730,000        637,000
     Other products                              116,000         83,000
                                             ------------   ------------
Total income from operations                 $   846,000    $   720,000

Identifiable assets:
     Security alarm products                   3,508,000      3,302,000
     Other products                            1,163,000      1,213,000
     Corporate general                        26,701,000     25,594,000
                                             ------------   ------------
Total assets                                 $31,372,000    $30,109,000

Depreciation and amortization:
     Security alarm products                       6,000          6,000
     Other products                               33,000         33,000
     Corporate general                             4,000          5,000
                                             ------------   ------------
Total depreciation and amortization          $    43,000    $    44,000

Capital expenditures:
     Security alarm products                           0              0
     Other products                                2,000         96,000
     Corporate general                            12,000              0
                                             ------------   ------------
Total capital expenditures                   $    14,000    $    96,000



Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2013
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  790,000
                                ===========
Basic EPS                       $  790,000        5,035,851    $    0.157
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  790,000        5,056,351    $    0.156

                                 For the nine months ended January 31, 2013
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,819,000
                                ===========
Basic EPS                       $1,819,000        5,038,583    $    0.361
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,819,000        5,059,083    $    0.360


                                For the three months ended January 31, 2012
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  436,000
                                ===========
Basic EPS                       $  436,000        5,043,585    $    0.086
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  436,000        5,064,085    $    0.086

                                 For the nine months ended January 31, 2012
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,641,000
                                ===========
Basic EPS                       $1,641,000        5,045,898    $    0.325
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,641,000        5,066,398    $    0.324



Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during each quarter ending January 31, 2013 and 2012. Likewise, the Company paid matching contributions of $9,000 during the nine-month periods ending January 31, 2013 and 2012. There were no discretionary contributions paid during either the quarters or nine-month periods ending January 31, 2013 and 2012, respectively.

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

Investments and Marketable Securities
-------------------------------------
As of January 31, 2013, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of the securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds, the inputs are recorded as Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of January 31, 2013
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Money Markets and CDs  $ 1,938,000  $         0  $       0    $ 1,938,000
  Equity Securities      $ 9,344,000  $         0  $       0    $ 9,344,000
  Municipal and Corporate
    Bonds                $         0  $10,293,000  $       0    $10,293,000
                         ------------ ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $11,282,000  $10,293,000  $       0    $21,575,000


Note 8    Subsequent Events

On Wednesday, February 27, 2013, George Risk Industries, Inc. (the Company) lost its President and Chairman of the Board, Ken Risk, to caner.

On March 5, 2013, the Company's Board of Directors elected Stephanie Risk-McElroy, already a member of the Board of Directors and the Chief Financial Officer, to serve a President and Chairman of the Board. Stephanie will con-tinue to serve as the Chief Financial Officer. Bonnie Risk was also elected to serve on the Board of Directors.

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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash decreased $1,207,000 for the nine months ended January 31, 2013, while, for the same period last year, net cash decreased $68,000. Accounts receivable increased $2,000 for the current nine months and increased $127,000 for the same period last year. The slight increase in cash flow for accounts receivable for the current period is a reflection of sales being at the same level as last year. At January 31, 2013, 71.09% of the receivables were considered current (less than 45 days) and 0.32% of the total were over 90 days past due. For comparison, 64.93% of the receivables were current and 2.82% were past 90 days at January 31, 2012. Inventories decreased $35,000 for the current nine months, and it increased $315,000 for the same period last year. The current decrease is due to sales being at approximately the same level as last year and the prices of raw materials remaining fairly con-stant. Changes in prepaid expenses in regards to cash flow decreased by $71,000 and increased by $7,000 for the nine-month periods ending January 31, 2013 and 2012, respectively. Income tax overpayment increased $407,000 for the nine months ending January 31, 2013, while there was not an income tax overpayment for the corresponding period last year. Management had to in-crease income tax estimates since the prior year taxes were underpaid.

For the nine months ended January 31, 2013, accounts payable decreased $10,000, and decreased $69,000 for the same period ended January 31, 2012. The change in cash in regards to accounts payable can vary. It really de-pends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses increased $106,000 for the nine months ended January 31, 2013, and these expenses increased $63,000 for the corresponding nine months last year. The current increase is a re-sult of increased sales commissions and wages. There was not any income tax payable for the nine months ended January 31, 2013, while there was a $104,000 increase to income tax payable for the corresponding period last year.

Investing
---------
As for our investment activities, the Company has spent approximately $95,000 on acquisitions of property and equipment for the current nine-month period and $298,000 was spent during the nine months ended January 31, 2012. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of mar-ketable securities for the nine months ended January 31, 2013 was $604,000 and $748,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the nine months ended January 31, 2013 were $79,000 and $168,000 for the same period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly ser-vice fee based on the value of the investments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the nine months ended January 31, 2013, the Company purchased $36,000 worth of treasury stock and $37,000 worth was bought back for the nine months ended January 31, 2012. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last eight fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
---------
Cash flows from financing activities decreased by $2,290,000 for the nine months ending January 31, 2013. That figure consists of two dividend pay-ments. First, the company declared a dividend of $0.28 per share of common stock on September 30, 2012 and these dividends were paid by October 31, 2012. Second, a special dividend of $0.22 was declared on December 16, 2012 and was paid by the end of December 2012. As for the prior year numbers, net cash used in financing activities was $1,055,000 for the nine months ending January 31, 2012. A dividend of $0.23 per common share was also declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2013           2012
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 28,934,000   $ 27,978,000
Current ratio
  (current assets / current liabilities)           21.205         27.320
Quick ratio
  ((cash + investments+ AR) / current
      liabilities)                                 19.425         25.036


Results of operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,551,00 for the quarter ended January 31, 2013, which is a 1.28% decrease from the corresponding quarter last year. Year-to-date net sales at January 31, 2013 were $7,662,000, which is a 1.03% decrease from the same period last year. The Company's products are tied to the housing market and the consistency in sales is a result of the Company focusing on gaining market share in the industry. The Company is accomplishing this by having excellent customer service and being willing to make many customized parts. Cost of goods sold was 40.42% of net sales for the quarter ended January 31, 2013 and 48.26% for the same quarter last year. Year-to-date cost of goods sold percentages were 47.98% for the current nine months and 49.1% for the corresponding nine months last year. Management continues to keep labor and other manufacturing expenses down and strives to stay in the desired cost of goods sold percentage range of 45 to 50%.

Operating expenses were 26.42% of net sales for the quarter ended January 31, 2013 as compared to 23.88% for the corresponding quarter last year. Year-to-date operating expenses were 26.23% of net sales for the nine months ended January 31, 2013, while they were 23.77% for the same period last year. Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2013 was at $846,000, which is a 17.5% increase from the corresponding quarter last year, which had income from operations of $720,000. Income from operations for the nine months ended January 31, 2013 was at $1,976,000, which is a 5.95% decrease from the corresponding nine months last year, which had income from operations of $2,101,000.

Other income and expenses showed gains of $293,000 and $622,000 for the quar-ter and nine months ended January 31, 2013. The numbers for the correspond-ing periods last year were a loss of $156,000 for the quarter and a gain of $489,000 for the nine-months ending January 31, 2012. Dividend and interest income was up 7.21% for the quarter and was up 7.65% for the current nine-month period when comparing to the same time periods last year. During the current quarter, there was a $57,000 gain on investments recorded and the Company experienced neither a loss or gain for the current year to date figures. There were no impairment write-downs during the quarter ending January 31, 2013, while there was a $5,000 write down of investments for the same quarter last year. As for the nine months ended January 31, 2013 and 2012, there were write-downs of $20,000 and $71,000, respectively.

Net income for the quarter ended January 31, 2013 was $790,000, which is an 81.19% increase from the corresponding quarter last year, which showed a net gain of $436,000. Net income for the nine months ended January 31, 2013 was $1,819,000, a 10.85% increase from the same period last year. Net income for the nine months ended January 31, 2012 was $1,641,000. Earnings per common share for the quarter ended January 31, 2013 was $0.16 per share and $0.36 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2012 was $0.09 per share and $0.33 per share, respectively.


New product information
~~~~~~~~~~~~~~~~~~~~~~~
A fuel level monitor is in the engineering stage. Several security companies from around the world have told us fuel theft is a major problem. They are looking for a product that will tie into the security system if tanks or trucks are tampered with.

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

Our Chief Executive Officer (also working as our Chief Financial Officer), after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures re-quired by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A.      Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on her evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2013, our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the re-ports that we file or submit under the Exchange Act is (i) recorded, pro-cessed, summarized and reported within the time periods specified in the Sec-urities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been de-tected.

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

Our management, including our principal executive officer (and acting as our principal accounting officer), conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that as of January 31, 2013 our internal control over financial reporting is effective.

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.   Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the third quarter of fiscal year 2012.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     November 1, 2012 - November 30, 2012                    1,500
     December 1, 2012 - December 31, 2012                        0
     January 1, 2013 - January 31, 2013                          0



Item 3.   Defaults upon Senior Securities
     Not applicable

Item 4.   Submission of Matters to a Vote of Securities
     Not applicable

Item 5.   Other Information
     Not applicable

Item 6.   Exhibits

     Exhibit No.    Description
     -----------    -----------

        31.1 Certification of the Chief Executive Officer (Principal Financial and Accouting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date 03-15-2013               By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Financial Officer and Chairman
                              of the Board