Form 10-K/A
period 2012-04-30
RISK GEORGE INDUSTRIES INC
filed 2013-06-12
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-K/A
                           Amendment No. 1

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

                               EXPLANATORY NOTE

The Registrant hereby amends the Report of Independent Registered Public Accounting Firm for a typographical error. The word "auditing" was inadvertantly included in the first sentence of the second paragraph referring to the standards of the Public Company Accounting Oversight Board (United States) and has been deleted. No other changes were made to this filing.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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