Form 10-Q
period 2013-07-31
RISK GEORGE INDUSTRIES INC
filed 2013-09-13
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2013

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 12, 2013 was 5,032,275.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three-month period ended July 31, 2013, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS

                                               July 31,       April 30,
                                                 2013           2013
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 5,834,000    $ 4,859,000
     Investments and securities               22,330,000     22,208,000
     Accounts receivable:
        Trade, net of $5,783 and $4,126
          doubtful account allowance           1,764,000      1,915,000
        Other                                      1,000          1,000
     Note receivable, current                      4,000          5,000
     Income tax overpayment                       65,000        347,000
     Inventories                               2,038,000      2,074,000
     Prepaid expenses                            100,000         60,000
     Deferred current income taxes               633,000        635,000
                                             ------------   ------------
Total Current Assets                         $32,769,000    $32,104,000

Property and Equipment, net, at cost             685,000        701,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   238,000        238,000
     Projects in process                          49,000         45,000
     Note receivable                               1,000          2,000
     Other                                           --           1,000
                                             ------------   ------------
Total Other Assets                           $   288,000    $   286,000

TOTAL ASSETS                                 $33,742,000    $33,091,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                                               July 31,       April 30,
                                                 2013           2013
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    84,000    $    68,000
     Dividends payable                           817,000        817,000
     Accrued expenses:
        Payroll and related expenses             304,000        259,000
        Property taxes                             3,000            --
                                             ------------   ------------
Total Current Liabilities                    $ 1,208,000    $ 1,144,000

Long-Term Liabilities
     Deferred income taxes                        93,000        133,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    93,000    $   133,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      728,000        743,000
     Retained earnings                        32,526,000     31,873,000
     Treasury stock, 3,469,206 and 3,467,356
        shares, at cost                       (3,498,000)    (3,487,000)
                                             ------------   ------------
Total Stockholders' Equity                   $32,441,000    $31,814,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $33,742,000    $33,091,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                        CONDENSED INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

                                                       July 31,
                                                 2013           2012
                                             ------------   ------------
                                              (unaudited)    (unaudited)
Net Sales                                    $ 2,670,000    $ 2,542,000
   Less:  Cost of Goods Sold                  (1,284,000)    (1,356,000)
                                             ------------   ------------
Gross Profit                                 $ 1,386,000    $ 1,186,000

Operating Expenses:
   General and Administrative                    184,000        202,000
   Sales                                         460,000        425,000
   Engineering                                    12,000         18,000
   Rent Paid to Related Parties                    5,000         11,000
                                             ------------   ------------
Total Operating Expenses                     $   661,000    $   656,000

Income From Operations                           725,000        530,000

Other Income (Expense)
   Other                                          10,000         14,000
   Interest Expense                               (8,000)           --
   Dividend and Interest Income                  166,000        203,000
   Gain (Loss) on Sale of Investments             18,000       (151,000)
                                             ------------   ------------
                                             $   186,000    $    66,000

Income Before Provisions for Income Taxes        911,000        596,000

Provisions for Income Taxes
    Current Expense                              285,000        222,000
    Deferred tax expense (provision)             (28,000)       (62,000)
                                             ------------   ------------
     Total Income Tax Expense                $   257,000    $   160,000

Net Income                                   $   654,000    $   436,000

Basic and Diluted Earnings Per Share of
    Common Stock                             $      0.13    $      0.09

Weighted Average Number of Common Shares
   Outstanding                                 5,033,843      5,042,550

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2013           2012
                                             ---------------------------
                                              (unaudited)    (unaudited)
Net Income                                   $   654,000    $   436,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                     (32,000)      (461,000)
     Reclassification adjustment for gains
       (losses) included in net income             8,000        561,000
     Income tax expense related to other
       comprehensive income                       10,000        (42,000)
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $   (14,000)  $     58,000

Comprehensive Income (Loss)                  $   640,000    $   494,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2013           2012
                                             ---------------------------
                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   654,000    $   436,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 37,000         42,000
     (Gain) loss on sale of investments          (18,000)       151,000
     Reserve for bad debts                         1,000         (1,000)
     Reserve for obsolete inventory               22,000        (13,000)
     Deferred income taxes                       (28,000)       (62,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    149,000         77,000
          Inventories                             14,000         57,000
          Prepaid expenses                       (47,000)        (6,000)
          Income tax overpayment                 282,000            --
       Increase (decrease) in:
          Accounts payable                        16,000        (47,000)
          Accrued expenses                        48,000         69,000
          Income tax payable                         --         219,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,130,000    $   922,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured & purchased            4,000         13,000
  (Purchase) of property and equipment           (22,000)       (36,000)
  Proceeds from sale of marketable securities        --           1,000
  (Purchase) of marketable securities           (128,000)      (170,000)
  Collection of loans to employees                 2,000          2,000
  (Purchase) of treasury stock                   (11,000)           --
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (155,000)   $  (190,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used in) financing
  activities                                 $       --     $       --

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   975,000    $   732,000

Cash and cash equivalents, beginning of
  period                                     $ 4,859,000    $ 5,773,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,834,000    $ 6,505,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                                   $0             $0
       Interest expense                               $0             $0


See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               JULY 31, 2013


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the inform-ation and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Note 2    Marketable Securities

        The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Available -for-sale investments in debt securities mature between October 2013 and November 2048. The Company uses the average cost method to deter-mine the cost of securities sold and the amount reclassified out of accum-ulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stock-holder's equity and other comprehensive income. Dividend and interest income are accrued as earned.


     As of July 31, 2013, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 7,436,000  $   109,000   $  (106,000) $ 7,439,000
REITs                    $    57,000  $     3,000   $    (3,000) $    57,000
Equity securities        $11,367,000  $ 1,408,000   $  (159,000) $12,616,000
Money markets/CDs        $ 2,218,000  $       --    $       --   $ 2,218,000
                         ------------ ------------  ------------ ------------
   Total                 $21,078,000  $ 1,520,000   $  (268,000) $22,330,000

      The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evalu-ates the nature of the investment, cause of impairment and number of invest-ments that are in an unrealized position. When an other-than-temporary de-cline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $18,000 for the quarter ended July 31, 2013 and $20,000 for the quarter ended July 31, 2012.

     The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2013.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
    $4,428,000  $ (98,000)  $  247,000  $  (8,000)  $ 4,675,000  $  (106,000)
REITs
    $   26,000  $  (3,000)  $      --   $     --    $    26,000  $    (3,000)
Equity securities
    $2,721,000  $(112,000)  $  278,000  $ (47,000)  $ 2,999,000  $  (159,000)
    ----------- ----------  ----------- ----------  ------------ ------------
Total
    $7,175,000  $(213,000)  $  525,000  $ (55,000)  $ 7,700,000  $  (268,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2013.


Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2013.


Note 3    Inventories

     Inventories at July 31, 2013, consisted of the following:

          Raw Materials                                $ 1,466,000
          Work in Process                                  461,000
          Finished Goods                                   297,000
                                                       ------------
                                                       $ 2,224,000
          Less: allowance for obsolete inventory          (186,000)
                                                       ------------
          Net Inventories                              $ 2,038,000
                                                       ============


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2013            2012
                                             ---------------------------
Net revenue:
     Security alarm products                   2,276,000      2,228,000
     Other products                              394,000        314,000
                                             ------------   ------------
Total net revenue                            $ 2,670,000    $ 2,542,000

Income from operations:
     Security alarm products                     618,000        465,000
     Other products                              107,000         65,000
                                             ------------   ------------
Total income from operations                 $   725,000    $   530,000

Identifiable assets:
     Security alarm products                   3,346,000      3,372,000
     Other products                            1,017,000      1,182,000
     Corporate general                        29,379,000     27,557,000
                                             ------------   ------------
Total assets                                 $32,742,000    $32,111,000

Depreciation and amortization:
     Security alarm products                       4,000          6,000
     Other products                               28,000         32,000
     Corporate general                             5,000          4,000
                                             ------------   ------------
Total depreciation and amortization          $    37,000    $    42,000

Capital expenditures:
     Security alarm products                       8,000          1,000
     Other products                                  --          35,000
     Corporate general                            14,000            --
                                             ------------   ------------
Total capital expenditures                   $    22,000    $    36,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2013
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    654,000
                                   =============
Basic EPS                          $    654,000       5,033,843   $  0.1299
Effect of dilutive Convertible
    Preferred Stock                         --           20,500     (0.0005)
                                   -------------  --------------  ----------
Diluted EPS                        $    654,000       5,054,343   $  0.1294



                                   For the three months ended July 31, 2012
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    436,000
                                   =============
Basic EPS                          $    436,000       5,042,550   $  0.0865
Effect of dilutive Convertible
     Preferred Stock                        --           20,500     (0.0004)
                                   -------------  --------------  ----------
Diluted EPS                        $    436,000       5,063,050   $  0.0861


Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during the quarters ending
July 31, 2013 and 2012, respectively. There were no discretionary con-tributions paid during the quarters ending July 31, 2013 and 2012, re-spectively.

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

Marketable Securities
---------------------
As of July 31, 2013, our investments consisted of money markets, publicly traded equity securities and certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds, the inputs are recorded as Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                         as of July 31, 2013
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Money Markets          $ 2,218,000        --           --     $ 2,218,000
  Equity Securities      $12,672,000        --           --     $12,672,000
  Municipal Bonds        $    --      $ 7,440,000        --     $ 7,440,000
                         -----------  -----------  -----------  -----------
Total fair value of
  assets measured on a
  recurring basis        $14,890,000  $ 7,440,000  $     --     $22,330,000
                         ===========  ===========  ===========  ===========


                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2013.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $975,000 during the quarter ended July 31, 2013 as com-pared to an increase of $732,000 during the corresponding quarter last year. Accounts receivable decreased $149,000 for the quarter ending July 31, 2013 compared with a $77,000 decrease for the same quarter last year. The decrease in cash flow for accounts receivable for the current period is a reflection of slightly lower sales from the prior quarter. At the quarter ended July 31, 2013, 66.18% of the receivables are considered current (less than 45 days) while 1.56% of the total are over 90 days past due. This is in com-parison to having 68.42% of the receivables considered current and 1.09% over 90 days past due at July 31, 2012. Inventories decreased $14,000 during the current quarter as compared to a $57,000 decrease last year. The smaller de-crease is a result of increased purchases and increased sales. At the quar-ter ended July 31, 2013 there was a $47,000 increase in prepaid expenses and at July 31, 2012, there was a $6,000 increase. This is a result of having to prepay for raw materials that we negotiated a better price and have not re-ceived yet. Income tax overpayment decreased by $282,000 for the quarter ending July 31, 2013. Management has increased tax estimates as a result of increased sales.

At the quarter ended July 31, 2013, accounts payable shows an increase of $16,000 as compared to a decrease of $47,000 for the same quarter the year before. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the com-pany pays all its invoices within the terms. Accrued expenses increased $48,000 for the current quarter as compared to a $69,000 increase for the quarter ended July 31, 2012.

Investing
---------
As for our investment activities, the Company has spent approximately
$22,000 on acquisitions of property and equipment for the current fiscal quarter. In comparison with the corresponding quarter last year, there was activity of $36,000. Additionally, the Company continues to purchase market-able securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2013 was $128,000 compared with $170,000 spent during the quarter ended July 31, 2013. We continue to use ?money manager? accounts for most stock trans-actions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will.
The Company pays a quarterly service fee based on the value of the invest-ments. Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2013 the Company purchase back $11,000 worth treasury stock, but was not able to purchase back any during the quarter ended July 31, 2012. We have been actively searching for stockholders that have been ?lost? over the years. The payment of dividends over the last nine fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Com-pany.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2013           2012
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 31,561,000   $ 29,700,000
Current ratio
  (current assets / current liabilities)           27.127         22.460
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   24.775         20.590


Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,670,000 for the quarter ended July 31, 2013, which is an increase of 5.04% from the corresponding quarter last year. Net sales for the quarter ended July 31, 2012 were $2,542,000. The Company's products are tied to the housing market and the increase in sales is a result of a re-covering economy. The Company is focusing on keeping and increasing sales by having excellent customer service and being willing to make many custom-ized parts. Cost of goods sold was 48.09% of net sales for the quarter ended July 31, 2013 and 53.34% for the quarter ended July 31, 2012. Management's goal is to keep labor and other manufacturing expenses within the range of 45 to 50%.

Operating expenses were 24.76% of net sales for the quarter ended July 31, 2013 as compared to 25.81% for the corresponding quarter last year. Manage-ment's goal is to always keep the operating expenses around 30% or less of net sales, as management has been able to achieve over the years. Income from operations for the quarter ended July 31, 2013 was at $725,000, which is a 36.79% increase from the corresponding quarter last year, which had in-come from operations of $530,000.

Other income and expenses showed an $186,000 gain for the quarter ended July 31, 2013 as compared to having a $66,000 gain for the quarter ended July 31, 2012. The main reason for the bigger gain in other income for the current quarter is that we had $18,000 of realized gains on investments for the quarter as compared to $151,000 of realized losses for the corresponding quarter last year. In turn, net income for the quarter ended July 31, 2013 was at $654,000, a 50% increase from the corresponding quarter last year, which showed net income of $436,000. Earnings per share for the quarter ended July 31, 2013 were $0.13 per common share and $0.09 per common share for the quarter ended July 31, 2012.

New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
Engineering continues work on a wireless pool alarm. The High Security Switch is in the final testing stages of prototypes. These will have to go through UL and possibly Department of Defense approval for certain install-ations. Due to discontinued raw materials, our pool alarm will have to be redesigned. This will require mold changes that will take until later in the year to complete.

Molding is working on another case for our Current Controller. This will allow us to manufacture a couple of different versions; a 15 amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets. Another project in molding is a redesign for the cover of the 29-Series terminal switch.

Other products we are developing include a twist lock for recessed steel door contacts, including biased for high security. This variety will allow the installer to set a precise gap. Another product we have been researching is a fuel level monitor. Several security companies from around the world have told us fuel theft is a major problem. They are looking for something that will tie into the security system to be informed if tanks and trucks are tampered with.

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

Other Information
~~~~~~~~~~~~~~~~~
Management is always open to the possibility to acquire a business or product line that would complement our existing operations. This would require no outside financing. The intent is to utilize the equipment, marketing tech-niques and established customers to increase sales and profits.

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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A.  Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on her evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2013, our president and chief executive officer (also working as our chief finan-cial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission?s rules and (ii) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide ab-solute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:
------------------------------------------
The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal control over financial reporting was ineffective as of July 31, 2013, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management's assessment identified the following material weakness in internal control over financial reporting:

    * The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting, particularly as it relates to financial reporting and deferred taxes. Due to the passing of our CEO, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. Until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation for financial re-porting purposes.

As a result of the material weakness in internal control over financial re-porting described above, the Company's management has concluded that, as of July 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frame-work issued by the COSO.

To date, the Company has not been able hire a controller. We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include pro-cedures that:

    * Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;
    * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that re-ceipts and expenditures are being made only in accordance with author-izations of management and the Board of Directors; and
    * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Due to the passing of the CEO during the fiscal year 2013, our internal con-trol structure has changed such that there is no separation of duties for financial reporting and deferred taxes, as discussed above.

This quarterly report does not include an attestation report of the Corpor-ation's registered public accounting firm regarding internal control over financial reporting. Management?s report was not subject to attestation by the Corporation's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Cor-poration to provide only the management?s report in this quarterly report.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the first quarter of fiscal year 2014.

                     Period                  Number of shares repurchased
          -------------------------------    ----------------------------
          May 1, 2013 - May 31, 2013                      1,350
          June 1, 2013 - June 30, 2013                      500
          July 1, 2013 - July 31, 2013                      --



Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     (Removed and Reserved)
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K

       Exhibit No.   Description
       -----------   -----------
       31.1          Certification of the Chief Executive Officer (Principal
                     Financial and Accounting Officer), as required by Sec-tion 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Sec-tion 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date 09-13-2013               By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Financial Officer and
                              Chariman of the Board