Form 10-Q
period 2013-10-31
RISK GEORGE INDUSTRIES INC
filed 2013-12-13
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2013

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 13, 2013 was 5,031,925.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2013, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS


                                              October 31,     April 30,
                                                 2013           2013
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 4,922,000    $ 4,859,000
     Investments and securities               23,012,000     22,208,000
     Accounts receivable:
        Trade, net of $7,399 and $4,126
          doubtful account allowance           1,901,000      1,915,000
        Other                                      1,000          1,000
     Note receivable, current                      4,000          5,000
     Income tax overpayment                      183,000        347,000
     Inventories                               2,042,000      2,074,000
     Prepaid expenses                            108,000         60,000
     Deferred current income taxes               837,000        635,000
                                             ------------   ------------
Total Current Assets                         $33,010,000    $32,104,000

Property and Equipment, net, at cost             669,000        701,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   238,000        238,000
     Projects in process                          39,000         45,000
     Note receivable                                   0          2,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   278,000    $   286,000

TOTAL ASSETS                                 $33,957,000    $33,091,000
                                             ============   ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              October 31,     April 30,
                                                 2013           2013
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   141,000    $    68,000
     Dividends payable                           955,000        817,000
     Accrued expenses:
        Payroll and related expenses             212,000        259,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,308,000    $ 1,144,000

Long-Term Liabilities
     Deferred income taxes                        90,000        133,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    90,000    $   133,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      998,000        743,000
     Retained earnings                        32,387,000     31,873,000
     Treasury stock, 3,470,906 and 3,467,356
        shares, at cost                       (3,511,000)    (3,487,000)
                                             ------------   ------------
Total Stockholders' Equity                   $32,559,000    $31,814,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $33,957,000    $33,091,000
                                             ============   ============

See the companying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                            INCOME STATEMENTS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2013         2013          2012         2012
                         ---------------------------------------------------
Net Sales                $ 2,920,000  $ 5,590,000   $ 2,569,000  $ 5,111,000
Less: cost of goods sold  (1,308,000)  (2,592,000)   (1,289,000)  (2,645,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,612,000  $ 2,998,000   $ 1,280,000  $ 2,466,000

Operating Expenses:
  General and
    administrative           177,000      361,000       215,000      417,000
  Sales                      423,000      883,000       433,000      858,000
  Engineering                 13,000       25,000        21,000       38,000
  Rent paid to related
    parties                    5,000       10,000        11,000       23,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   618,000  $ 1,279,000   $   680,000  $ 1,336,000

Income From Operations       994,000    1,719,000       600,000    1.130,000

Other Income (Expense)
  Other                            0        2,000         6,000       19,000
  Dividend and interest
    income                   141,000      307,000       163,000      366,000
  Gain (loss) on
    investments              121,000      139,000        94,000      (57,000)
  Gain (loss) on sale
    of assets                127,000      127,000             0            0
                         ------------ ------------  ------------ ------------
                         $   389,000  $   575,000   $   263,000  $   328,000

Income Before Provisions
  for Income Tax           1,383,000    2,294,000       863,000    1,458,000

Provisions for Income Tax
  Current expense           (413,000)    (698,000)     (235,000)    (456,000)
  Deferred tax benefit
    (expense)                400,000      428,000       (35,000)      27,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $   (13,000) $  (270,000)  $  (270,000) $  (429,000)

Net Income               $ 1,370,000  $ 2,024,000   $   593,000  $ 1,029,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.30
    per share)           $(1,510,000) $(1,510,000)
  Common Stock ($0.28
    per share)                                      $(1,411,000) $(1,411,000)

Income Per Share of Common Stock:
    Basic                      $0.27        $0.40         $0.12        $0.20
    Assuming Dilution          $0.27        $0.40         $0.12        $0.20

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,032,109    5,032,976     5,037,348    5,039,949

See the accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2013         2013          2012         2012
                         ----------------------------------------------------
Net Income               $ 1,370,000  $ 2,024,000   $   593,000  $ 1,029,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          565,000      532,000       313,000     (142,000)
    Reclassification adjustment
      for gains (losses) included
      in net income         (102,000)     (94,000)      (96,000)     458,000
    Income tax benefit (expense)
      related to other com-
      prehensive income     (194,000)    (183,000)      (91,000)    (132,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   269,000  $   255,000   $   126,000  $   184,000

Comprehensive Income     $ 1,639,000  $ 2,279,000   $   719,000  $ 1,213,000
                         ============ ============  ============ ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                               Six months     Six months
                                                 ended          ended
                                              October 31,    October 31,
                                                  2013           2012
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 2,024,000    $ 1,029,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 76,000         86,000
     (Gain) loss on sale of investments         (139,000)        57,000
     (Gain) loss on sales of assets             (127,000)             0
     Reserve for bad debts                         3,000         (4,000)
     Reserve for obsolete inventory               40,000         (3,000)
     Deferred income taxes                      (428,000)       (27,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     11,000         14,000
          Inventories                             (9,000)        95,000
          Prepaid expenses                       (45,000)        92,000
          Income tax overpayment                 164,000              0
       Increase (decrease) in:
          Accounts payable                        73,000         23,000
          Accrued expenses                       (46,000)        41,000
          Income tax payable                           0        (20,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,597,000    $ 1,383,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                        4,000         15,000
  Proceeds from sale of assets                   127,000              0
  (Purchase) of property and equipment           (45,000)       (81,000)
  Proceeds from sale of marketable securities      2,000         78,000
  (Purchase) of marketable securities           (229,000)      (400,000)
  Collections of loans to employees                3,000          3,000
  (Purchase) of treasury stock                   (24,000)       (28,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (162,000)   $  (413,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,372,000)    (1,283,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,372,000)   $(1,283,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $    63,000    $  (313,000)

Cash and cash equivalents, beginning of
  period                                     $ 4,859,000    $ 5,773,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,922,000    $ 5,460,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $   530,000    $   473,000
       Interest expense                      $     8,000    $         0

     Cash receipts for:
       Income taxes                          $         0    $         0

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2013

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

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able-for-sale investments in debt securities mature between November 2013 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately in the statement of comprehensive in-come and as a component of stockholder's equity. Dividend and interest in-come are accrued as earned.

     As of October 31, 2013, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,666,000  $   122,000   $   (73,000) $ 6,715,000
REITs                    $    57,000  $     3,000   $    (1,000) $    59,000
Equity securities        $12,413,000  $ 1,780,000   $  (117,000) $14,076,000
Money markets/CDs        $ 2,162,000  $     --      $     --     $ 2,162,000
                         ------------ ------------  ------------ ------------
   Total                 $21,298,000  $ 1,905,000   $  (191,000) $23,012,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record any im-pairment losses for the quarter ended October 31, 2013, but did record im-pairment losses of $18,000 for the six months ended October 31, 2013. Like-wise, as for the corresponding periods last year, management did not record any impairment losses for the quarter ended October 31, 2012, but did record impairment losses of $20,000 for the six months ended October 31, 2012.

     The following table shows the investments with gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2013.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $2,762,000  $  (49,000)  $  511,000  $ (23,000)  $ 3,273,000  $   (72,000)
REITs
   $   27,000  $   (1,000)  $    --     $   --      $    27,000  $    (1,000)
Equity securities
   $1,986,000  $  (88,000)  $  146,000  $ (30,000)  $ 2,132,000  $  (118,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $4,775,000  $ (138,000)  $  657,000  $ (53,000)  $ 5,432,000  $  (191,000)


Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2013.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the in-dividual holdings, and because of the recent decline in the stock market, does not consider these investments to be other-than-temporarily impaired at October 31, 2013.


Note 3		Inventories

     At October 31, 2013, inventories consisted of the following:

          Raw Materials                                $ 1,471,000
          Work in Process                                  455,000
          Finished Goods                                   321,000
                                                       ------------
                                                       $ 2,247,000
          Less: allowance for obsolete inventory          (205,000)
                                                       ------------
          Net Inventories                              $ 2,042,000
                                                       ============


Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     October 31,
                                                 2013           2012
                                             ---------------------------
Net revenue:
     Security alarm products                   2,494,000      2,246,000
     Other products                              426,000        323,000
                                             ------------   ------------
Total net revenue                            $ 2,920,000    $ 2,569,000

Income from operations:
     Security alarm products                     849,000        525,000
     Other products                              145,000         75,000
                                             ------------   ------------
Total income from operations                 $   994,000    $   600,000

Identifiable assets:
     Security alarm products                   3,690,000      3,400,000
     Other products                              804,000      1,234,000
     Corporate general                        29,463,000     26,688,000
                                             ------------   ------------
Total assets                                 $33,957,000    $31,322,000

Depreciation and amortization:
     Security alarm products                       4,000          6,000
     Other products                               29,000         34,000
     Corporate general                             5,000          4,000
                                             ------------   ------------
Total depreciation and amortization          $    38,000    $    44,000

Capital expenditures:
     Security alarm products                       3,000         11,000
     Other products                               20,000         34,000
     Corporate general                                 0              0
                                             ------------   ------------
Total capital expenditures                   $    23,000    $    45,000


Note 5		Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2013
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,370,000
                                ===========
Basic EPS                       $1,370,000        5,032,109    $     0.27
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,370,000        5,052,609    $     0.27


                                 For the six months ended October 31, 2013
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $2,024,000
                                ===========
Basic EPS                       $2,024,000        5,032,976    $     0.40
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $2,024,000        5,053,476    $     0.40


                                For the three months ended October 31, 2012
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  593,000
                                ===========
Basic EPS                       $  593,000        5,037,348    $     0.12
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  593,000        5,057,848    $     0.12


                                 For the six months ended October 31, 2012
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,029,000
                                ===========
Basic EPS                       $1,029,000        5,039,949    $     0.20
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,029,000        5,060,449    $     0.20



Note 6		Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during the quarter ending October 31, 2013 and $3,000 were paid during the corresponding quarter the prior fiscal year. Likewise, the Company paid matching contributions of approximately $5,000 during the six-month period ending October 31, 2013 and $6,000 during the six-month period ending October 31, 2012. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2013 and 2012, respectively.


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

Marketable Securities
---------------------
As of October 31, 2013, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal and coporate bonds, the inputs are recorded at Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of October 31, 2013
                        ---------------------------------------------------
                          Level 1      Level 2      Level 3        Total
                          -------      -------      -------       -------
Assets:
  Money Markets         $ 2,162,000   $   --       $   --       $ 2,162,000
  Equity Securities     $14,135,000   $   --       $   --       $14,135,000
  Municipal Bonds       $     --      $ 6,715,000  $   --       $ 6,715,000
                        ------------  ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis       $16,297,000   $ 6,715,000  $   --       $23,012,000
                        ============  ============ ==========   ============


Note 8		Subsequent Events

None

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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $63,000 for the six months ended October 31, 2013, while, for the same period last year, net cash decreased $313,000. Accounts re-ceivable decreased $11,000 for the current six months and decreased $14,000 for the same period last year. The slight decrease in cash flow for accounts receivable for the current period is a reflection of sales being at the same level as last year. At October 31, 2013, 74.3% of the receivables were con-sidered current (less than 45 days) and 0.73% of the total were over 90 days past due. This is in comparison to having 70.94% of the receivables con-sidered current and -0.06% over 90 days past due at October 31, 2012. In-ventory increased $9,000 for the current six months, while it decreased $95,000 for the same period last year. The main reason for the slight in-crease in cash expenditures towards inventory is that sales have increased over last year and prices of raw materials have increased also. Changes in prepaid expenses in regards to cash flow increased $45,000 for the six months ending October 31, 2013. Conversely, changes in prepaid expenses in regards to cash flow decreased by $92,000 for the six-month ending October 31, 2012. Prepayment of raw materials, in order to buy at lower prices, is the main reason for the current increase in prepaid expenses. Income tax overpayment decreased by $164,000 for the quarter ending October 31, 2013. Management has increased tax estimates as a result of increased sales.

For the six months ended October 31, 2013, accounts payable increased $73,000, and also increased $23,000 for the same period ended October 31, 2012. The change in cash in regards to accounts payable can vary. It really depends on the time of the month the invoices are due, since the company pays all invoices within terms. Accrued expenses decreased $46,000 for the six months ended October 31, 2013, while it increased by $41,000 for the same period last year. The current decrease is due to having four less days of payroll accruals.

Investing
---------
As for our investment activities, the Company has spent approximately $45,000 on acquisitions of property and equipment for the current six-month period and $81,000 was spent during the six months ended October 31, 2012. The Company has also received proceeds of $127,000 from the sale of assets. The airplane that was owned by the Company was sold during the second quarter of the current fiscal year. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks.
Cash spent on purchases of marketable securities for the six months ended October 31, 2013 was $229,000 and $400,000 was spent for the corresponding period last year. We use "money manager" accounts for most stock trans-actions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will.
The Company pays a quarterly service fee based on the value of the invest-ments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the six months ended October 31, 2013, the Company purchased $24,000 worth of treasury stock and $28,000 worth was bought back for the six months ended October 31, 2012. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last nine fiscal years has also prompted many stock-holders and/or their relatives and descendants to sell back their stock to the Company. Also, we make purchases of company stock on the open market when the opportunity arises.

Financing
---------
Cash flows from financing activities decreased by $1,372,000 for the six months ending October 31, 2013. That figure consists of the payment of dividends during the second quarter. The company declared a dividend of $0.30 per share of common stock on September 30, 2013 and these dividends were paid by October 31, 2013. As for the prior year numbers, net cash used in financing activities was $1,283,000 for the six months ending October 31, 2012. A dividend of $0.28 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     October 31,
                                                 2013           2012
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 31,702,000   $ 28,980,000
Current ratio
  (current assets / current liabilities)           25.237         23.038
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   22.810         21.278

Results of Operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,920,000 for the quarter ended October 31, 2013, which is a 13.66% increase from the corresponding quarter last year. Year-to-date net sales were $5,590,000 at October 31, 2013, which is a 9.37% increase from the same period last year. The Company's products are tied to the housing market and the consistency in sales is a result of the Company focusing on gaining market share in the industry. The Company is accomplishing this by having excellent customer service and being willing to make many customized parts. Cost of goods sold was 44.79% of net sales for the quarter ended October 31, 2013 and 50.17% for the same quarter last year. Year-to-date cost of goods sold percentages were 46.37% for the current six months and 51.75% for the corresponding six months last year. Management's goal is to keep labor and other manufacturing expenses within the range of 45 to 50%.

Operating expenses were 21.16% of net sales for the quarter ended October 31, 2013 as compared to 26.47 % for the corresponding quarter last year. Year-to-date operating expenses were 22.88% of net sales for the six months ended October 31, 2013, while they were 26.14% for the same period last year. Keeping operating expenses around 25% of net sales, as the company has been able to achieve over the years, shows that management keeps a close eye on these expenses from year to year. Income from operations for the quarter ended October 31, 2013 was at $994,000, which is a 65.67% increase from the corresponding quarter last year, which had income from operations of $600,000. Income from operations for the six months ended October 31, 2013 was at $1,719,000, which is a 52.12% increase from the corresponding six months last year, which had income from operations of $1,130,000.

Other income and expenses showed gains of $389,000 and $575,000 for the quarter and six months ended October 31, 2013, respectively. The other in-come and expense numbers for last year also showed gains of $263,000 for the quarter and $328,000 for the six months ending October 31, 2012. Dividend and interest income was down 13.5% for the current quarter and was down 16.12% for the current six-month period when compared to the same time periods last year. During the current quarter, there was a $121,000 gain on investments recorded. Management did not write down any investments during the quarters ending October 31, 2013 and 2012, respectively.

Net income for the quarter ended October 31, 2013 was at $1,370,000, a 131.03% increase from the corresponding quarter last year, which showed net income of $593,000. Net income for the six months ended October 31, 2013 was $2,024,000, a 96.7% increase from the same period last year. Net income for the six months ended October 31, 2012 was $1,029,000. Earnings per common share for the quarter ended October 31, 2013 were $0.27 per share and $0.40 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2012 were $0.12 per share and $0.20 per share, respectively.

New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
Engineering is currently working on the following products:

The High Security Switch is in final stages of testing prototypes. These will have go through UL and possibly Department of Defense approval to get clearance for certain applications.

Due to the obsolescence of parts, our pool alarm will have to be redesigned. This will require a mold change and we expect these changes to be completed by the end of the fiscal year.

A brand new product we have been researching is a product we plan to call a Sprinkler Controller. This is a ground water sensor that can be installed with a sprinkler system. The controller will monitor the amount of water in the soil and prevent the sprinkler system from watering if the soil is moist enough.

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

Molding is working on a different design for the case of our Current Con-troller (CC-15). This will allow us to manufacture a couple of different versions. One is a 15-amp version that can automatically turn on a whole room of lights and the other is a 220-volt version for international markets. Molding is also working on a new cover design for our 29-series terminal switch.

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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A.   Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on her evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2013, our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the con-trol systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:
------------------------------------------
The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Com-mission ("COSO"). The results of this evaluation determined that our inter-nal control over financial reporting was ineffective as of October 31, 2013, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of de-ficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of de-ficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management's assessment identified the following material weakness in in-ternal control over financial reporting:

     * The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial re-porting, particularly as it relates to financial reporting and de-ferred taxes. Due to the passing of our CEO, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. Until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation for financial reporting purposes.

As a result of the material weakness in internal control over financial re-porting described above, the Company's management has concluded that, as of October 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frame-work issued by the COSO.

To date, the Company has not been able hire a controller. We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

     * Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;
     * Provide reasonable assurance that transactions are recorded as ne-cessary to permit preparation of the financial statements in accord-ance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the second quarter of fiscal year 2013.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     August 1, 2013 - August 31, 2013                        1,400
     September 1, 2013 - September 30, 2013                    200
     October 1, 2013 - October 31, 2013                        100


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

                        George Risk Industries, Inc.
                                (Registrant)




Date 12-13-2013               By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Financial Officer and
                              Chariman of the Board