Form 10-Q
period 2014-01-31
RISK GEORGE INDUSTRIES INC
filed 2014-03-17
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

               For the quarterly period ended January 31, 2014

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 17, 2014 was 5,031,225.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2014, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              January 31,     April 30,
                                                 2014           2013
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 5,174,000    $ 4,859,000
     Marketable securities (Note 2)           23,071,000     22,208,000
     Accounts receivable:
        Trade, net of $8,379 and $4,126
          doubtful account allowance           1,687,000      1,915,000
        Other                                          0          1,000
     Note receivable, current                      2,000          5,000
     Income tax overpayment                      275,000        347,000
     Inventories (Note 3)                      2,121,000      2,074,000
     Prepaid expenses                            232,000         60,000
     Deferred income taxes                       759,000        635,000
                                             ------------   ------------
Total Current Assets                         $33,321,000    $32,104,000

Property and Equipment, net at cost          $   632,000    $   701,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  238,000        238,000
     Projects in process                          39,000         45,000
     Note receivable                                   0          2,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   278,000    $   286,000

TOTAL ASSETS                                 $34,231,000    $33,091,000
                                             ============   ============

See accompanying notes to the condensed financial statements.


                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2014           2013
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   104,000    $    68,000
     Dividends payable                           954,000        817,000
     Accrued expenses
        Payroll and other expenses               203,000        259,000
        Property taxes                             3,000              0
                                             ------------   ------------
Total Current Liabilities                    $ 1,264,000    $ 1,144,000

Long-Term Liabilities
     Deferred income taxes                        82,000        133,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    82,000    $   133,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      903,000        743,000
     Retained earnings                        32,813,000     31,873,000
     Treasury stock, 3,471,656 and 3,467,356
        shares, at cost                       (3,516,000)    (3,487,000)
                                             ------------   ------------
Total Stockholders' Equity                   $32,885,000    $31,814,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $34,231,000    $33,091,000
                                             ============   ============

See accompanying notes to the condensed financial statements.


                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2014         2014          2013         2013
                         ---------------------------------------------------
Net Sales                $ 2,480,000  $ 8,070,000   $ 2,551,000  $ 7,662,000
Less: cost of goods sold  (1,169,000)  (3,761,000)   (1,031,000)  (3,676,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,311,000  $ 4,309,000   $ 1,520,000  $ 3,986,000

Operating Expenses:
  General and
    administrative           186,000      547,000       200,000      616,000
  Selling                    469,000    1,352,000       443,000    1,302,000
  Engineering                 19,000       45,000        20,000       58,000
  Rent paid to related
    parties                    5,000       14,000        11,000       34,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   679,000  $ 1,958,000   $   674,000  $ 2,010,000

Income From Operations       632,000    2,351,000       846,000    1,976,000

Other Income (Expense)
  Other                            0        4,000        (2,000)      17,000
  Dividend and interest
    income                   222,000      529,000       238,000      605,000
  Gain (loss) on sale of
    investments               38,000      176,000        57,000            0
  Gain (loss) on sale of
    assets                         0      127,000             0            0
                         ------------ ------------  ------------ ------------
                         $   260,000  $   836,000   $   293,000  $   622,000

Income Before Provisions
  for Income Tax             892,000    3,187,000     1,139,000    2,598,000

Provisions for Income Tax
  Current Expense            327,000    1,026,000       330,000      786,000
  Deferred tax expense
    (benefit)                138,000     (290,000)       19,000       (7,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense     465,000      736,000       349,000      779,000

Net Income               $   427,000  $ 2,451,000   $   790,000  $ 1,819,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.30
    per share)                     0   (1,510,000)
  Common Stock ($0.50
    per share)                                                    (2,519,000)
  Common Stock ($0.22
    per share)                                       (1,108,000)

Income Per Share of Common Stock (Note 5):
    Basic                      $0.08        $0.49         $0.16        $0.36
    Diluted                    $0.08        $0.49         $0.16        $0.36
Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,031,689    5,032,547     5,035,851    5,038,583
    Diluted                5,052,189    5,053,047     5,056,351    5,059,083

See accompanying notes to the condensed financial statements.


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2014         2014          2013         2013
                         ----------------------------------------------------
Net Income               $   427,000  $ 2,451,000   $   790,000  $ 1,819,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period         (121,000)     411,000       488,000      340,000
    Reclassification adjustment
      for (gains) losses     (42,000)    (136,000)      (35,000)     430,000
    Income tax expense related
      to other comprehensive
      income                  68,000     (115,000)     (189,000)    (322,000)
                         ------------ ------------  ------------ ------------
   Other Comprehensive
     Income              $   (95,000) $   160,000   $   264,000  $   448,000

Comprehensive Income     $   332,000  $ 2,611,000   $ 1,054,000  $ 2,267,000
                         ============ ============  ============ ============

See accompanying notes to the condensed financial statements.


                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                (unaudited)
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2014           2013
                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 2,451,000    $ 1,819,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                114,000        128,000
     (Gain) loss on sale of investments         (176,000)             0
     (Gain) loss on sale of assets              (127,000)             0
     Reserve for bad debts                         4,000         (4,000)
     Reserve for obsolete inventory               20,000         (1,000)
     Deferred income taxes                      (290,000)        (7,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    224,000         (2,000)
          Inventories                            (67,000)        35,000
          Prepaid expenses                      (160,000)        71,000
          Employee receivables                     1,000              0
          Income tax overpayment                  72,000       (407,000)
       Increase (decrease) in:
          Accounts payable                        36,000        (10,000)
          Accrued expenses                       (53,000)       106,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 2,049,000    $ 1,728,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                       (6,000)         8,000
  Proceeds from sale of assets                   127,000              0
  (Purchase) of property/equipment               (47,000)       (95,000)
  Proceeds from sale of marketable securities      4,000         79,000
  (Purchase) of marketable securities           (415,000)      (604,000)
  Collections of loans to employees                5,000          3,000
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $  (332,000)   $  (609,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,373,000)    (2,290,000)
  (Purchase) of treasury stock                   (29,000)       (36,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,402,000)   $(2,326,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   315,000    $(1,207,000)

Cash and cash equivalents, beginning of
  period                                     $ 4,859,000    $ 5,773,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,174,000    $ 4,566,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
     Cash payments for:
       Income taxes                          $ 1,163,000    $ 1,207,000
       Interest expense                            8,000          2,000
     Cash receipts for:
       Income taxes                              233,000         19,000

See accompanying notes to the condensed financial statements.



                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2014

Note 1    Unaudited Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting prin-ciples in the United States of America (US GAAP) for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes contained in the company's annual report on Form 10-K for the year ended April 30, 2013. In the opinion of manage-ment, all adjustments, consisting only of normal recurring adjustments con-sidered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. We have evaluated subsequent events through March 17, 2014, the issuance date of these financial statements. The Company did not have any material, recognizable subsequent events.

Note 2    Marketable Securities

     The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are class-ified as available-for-sale securities, and are reported at fair value.
Refer to Note 7, Fair Value Measurements, for additional information on the fair value measurements for all assets and liabilities, including invest-ments, that are measured at fair value in these financial statements. Avail-able-for-sale investments in debt securities mature between March 2014 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders'equity. Dividend and interest income are accrued as earned.

     As of January 31, 2014, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,619,000  $   150,000   $   (80,000) $ 6,689,000
Corporate bonds          $    30,000  $         0   $    (1,000) $    29,000
Equity securities        $12,565,000  $ 1,696,000   $  (217,000) $14,044,000
REITs                    $    56,000  $     5,000   $    (2,000) $    59,000
Money markets and CDs    $ 2,250,000  $         0   $         0  $ 2,250,000
                         ------------ ------------  ------------ ------------
   Total                 $21,520,000  $ 1,851,000   $  (300,000) $23,071,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record any impairment losses for the quarter ended January 31, 2014, but did record im-pairment losses of $18,000 for the nine months ended January 31, 2014. Like-wise, as for the corresponding periods last year, management did not record impairment losses for the quarter ended Janaury 31, 2013, but did record impairment losses of $20,000 for the nine months ended January 31, 2013.

     The following table shows the investments with gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2014.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................

Municipal bonds
  $1,992,000  $  (50,000)  $  622,000  $   (30,000)  $2,614,000  $  (80,000)
Corporate bonds
  $   30,000  $   (1,000)  $        0  $         0   $   30,000  $   (1,000)
Equity securities
  $3,378,000  $ (189,000)  $  219,000  $   (28,000)  $3,597,000  $ (217,000)
REITs
  $   26,000  $   (2,000)  $        0  $         0   $   26,000  $   (2,000)
Total
  $5,426,000  $ (242,000)  $  841,000  $   (58,000)  $6,267,000  $ (300,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2014.

Corporate Bonds
---------------
The Company's unrealized loss on investments in corporate bonds relates to one bond. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the invest-ment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at January 31, 2014.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold onto these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2014.


Note 3    Inventories

     At January 31, 2014, inventories consisted of the following:

          Raw materials                                $ 1,507,000
          Work in process                                  465,000
          Finished goods                                   333,000
                                                       ------------
                                                         2,305,000
          Less: allowance for obsolete inventory          (184,000)
                                                       ------------
          Totals                                       $ 2,121,000


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     January 31,
                                                 2014           2013
                                             ---------------------------
Net revenue:
     Security alarm products                   1,955,000      2,211,000
     Other products                              525,000        340,000
                                             ------------   ------------
Total net revenue                            $ 2,480,000    $ 2,551,000

Income from operations:
     Security alarm products                     498,000        730,000
     Other products                              134,000        116,000
                                             ------------   ------------
Total income from operations                 $   632,000    $   846,000

Identifiable assets:
     Security alarm products                   3,028,000      3,508,000
     Other products                            1,297,000      1,163,000
     Corporate general                        29,906,000     26,701,000
                                             ------------   ------------
Total assets                                 $34,231,000    $31,372,000

Depreciation and amortization:
     Security alarm products                       4,000          6,000
     Other products                               29,000         33,000
     Corporate general                             5,000          4,000
                                             ------------   ------------
Total depreciation and amortization          $    38,000    $    43,000

Capital expenditures:
     Security alarm products                           0              0
     Other products                                    0          2,000
     Corporate general                             2,000         12,000
                                             ------------   ------------
Total capital expenditures                   $     2,000    $    14,000



Note 5    Earnings per Share

     Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  427,000
                                ===========
Basic EPS                       $  427,000        5,031,689    $    0.084
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  427,000        5,052,189    $    0.084

                                 For the nine months ended January 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $2,451,000
                                ===========
Basic EPS                       $2,451,000        5,032,547    $    0.487
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $2,451,000        5,053,047    $    0.485


                                For the three months ended January 31, 2013
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  790,000
                                ===========
Basic EPS                       $  790,000        5,035,851    $    0.157
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  790,000        5,056,351    $    0.156

                                 For the nine months ended January 31, 2013
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,819,000
                                ===========
Basic EPS                       $1,819,000        5,038,583    $    0.361
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,819,000        5,059,083    $    0.360



Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during the quarter ending January 31, 2014 and $3,000 were paid during the corresponding quarter the prior fiscal year. Likewise, the Company paid matching contributions of approximately $7,000 during the nine-month period ending January 31, 2014 and $9,000 during the nine-month period ending January 31, 2013. There were no discretionary contributions paid during either the quarters or nine-month periods ending January 31, 2014 and 2013, respectively.

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

Investments and Marketable Securities
-------------------------------------
As of January 31, 2014, our investments consisted of money markets, publicly traded equity securities, a corporate bond as well as certain state and municipal debtvsecurities. Our marketable securities are valued using third-party broker statements. The value of the majority of the securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds, the inputs are recorded as Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of January 31, 2014
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Money Markets and CDs  $ 2,250,000  $         0  $       0    $ 2,250,000
  Equity Securities      $14,103,000  $         0  $       0    $14,103,000
  Municipal and Corporate
    Bonds                $         0  $ 6,718,000  $       0    $ 6,718,000
                         ------------ ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $16,353,000  $ 6,718,000  $       0    $23,071,000


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

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Operating
---------
Net cash increased $315,000 for the nine months ended January 31, 2014, while, for the same period last year, net cash decreased $1,207,000.
Accounts receivable decreased $224,000 for the current nine months and in-creased $2,000 for the same period last year. The decrease in cash flow for accounts receivable for the current period is a reflection of being able to collect on accounts in a timelier manner and collecting on past due items.
At January 31, 2014, 70.16% of the receivables were considered current (less than 45 days) and 0.6% of the total were over 90 days past due. For com-parison, 71.09% of the receivables were current and 0.32% were past 90 days at January 31, 2013. Inventories increased $67,000 for the current nine months, and decreased $35,000 for the same period last year. The current in-crease is due to the increase in sales and the prices of raw materials rising slightly. Changes in prepaid expenses in regards to cash flow increased by $160,000 and decreased by $71,000 for the nine-month periods ending January 31, 2014 and 2013, respectively. The large increase is due to prepayment of inventory from overseas and down payments on molds being developed for the Company. Income tax overpayment decreased $72,000 for the nine months ending January 31, 2014, while it increased $407,000 for the corresponding period last year. Management had to increase income tax estimates since the prior year taxes were underpaid and the prior year refund was received.

For the nine months ended January 31, 2014, accounts payable increased $36,000, and decreased $10,000 for the same period ended January 31, 2013. The change in cash in regards to accounts payable can vary. It really de-pends on the time of the month the invoices are due, since the company pays all its invoices within the terms. Accrued expenses decreased $53,000 for the nine months ended January 31, 2014, and these expenses increased $106,000 for the corresponding nine months last year. The current decrease is a re-sult of when the payroll pay date landed this year. There were nine less days being accrued this year.

Investing
---------
As for our investment activities, the Company has spent approximately $47,000 on acquisitions of property and equipment for the current nine-month period and $95,000 was spent during the nine months ended January 31, 2013. The Company has also received proceeds of $127,000 from the sale of an asset.
The airplane that was owned by the Company was sold during the second quarter of the current fiscal year. Additionally, the Company continues to purchase marketable securities, which include corporate and municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the nine months ended January 31, 2014 was $415,000 and $604,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the nine months ended January 31, 2014 were $4,000 and $79,000 for the same period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing
---------
During the nine months ending Janaury 31, 2014, the Company spent $1,373,000 for the payment of dividends during the second quarter. The company declared a dividend of $0.30 per share of common stock on September 30, 2013 and these dividends were paid by October 31, 2013. As for the prior year numbers, cash used for the payment of dividends was $2,290,000 for the nine months ending January 31, 2013. Two dividends of $0.28 and $0.22 per common share were de-clared and paid during the second and third quarters last fiscal year, respectively. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the nine months ended January 31, 2014, the Company purchased $29,000 worth of treasury stock and $36,000 worth was bought back for the nine months ended January 31, 2013. We have been actively searching for stockholders that have been "lost" over the years.
The payment of dividends over the last nine fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2014           2013
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 32,057,000   $ 28,934,000
Current ratio
  (current assets / current liabilities)           26.362         21.205
Quick ratio
  ((cash + investments+ AR) / current
      liabilities)                                 23.680         19.425


Results of operations
~~~~~~~~~~~~~~~~~~~~~
Net sales were $2,480,000 for the quarter ended January 31, 2014, which is a 2.78% decrease from the corresponding quarter last year. Year-to-date net sales at January 31, 2014 were $8,070,000, which is a 5.32% increase from the same period last year. The Company's products are tied to the housing market and the slight gain in sales is a result of the Company focusing on gaining market share in the industry. The Company is accomplishing this by having excellent customer service and being willing to make many customized parts. Cost of goods sold was 47.14% of net sales for the quarter ended January 31, 2014 and 40.42% for the same quarter last year. Year-to-date cost of goods sold percentages were 46.6% for the current nine months and 47.98% for the corresponding nine months last year. Management continues to keep labor and other manufacturing expenses down and strives to stay in the desired cost of goods sold percentage range of 45 to 50%.

Operating expenses were 27.38% of net sales for the quarter ended January 31, 2014 as compared to 26.42% for the corresponding quarter last year. Year-to-date operating expenses were 24.26% of net sales for the nine months ended January 31, 2014, while they were 26.23% for the same period last year. Having relatively the same percentages for operating expenses shows that management has a good grip on spending habits. Income from operations for the quarter ended January 31, 2014 was at $632,000, which is a 25.3% decrease from the corresponding quarter last year, which had income from operations of $846,000. Income from operations for the nine months ended January 31, 2014 was at $2,351,000, which is an 18.98% increase from the corresponding nine months last year, which had income from operations of $1,976,000.

Other income and expenses showed gains of $260,000 and $836,000 for the quarter and nine months ended January 31, 2014. The other income and expense numbers for last year also showed gains of $293,000 for the quarter and $622,000 for the nine-months ending January 31, 2013. Dividend and interest income was down 6.72% for the quarter and was down 12.56% for the current nine-month period when comparing to the same time periods last year. During the current quarter, there was a $38,000 gain on investments recorded and a gain of $176,000 for the current year to date figures. Management did not write down any investments during the quarters ending January 31, 2014 and 2013, respectively.

Net income for the quarter ended January 31, 2014 was $427,000, which is a 45.95% decrease from the corresponding quarter last year, which showed a net gain of $790,000. Net income for the nine months ended January 31, 2014 was $2,451,000, a 34.74% increase from the same period last year. Net income for the nine months ended January 31, 2013 was $1,819,000. Earnings per common share for the quarter ended January 31, 2014 was $0.08 per share and $0.49 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2013 was $0.16 per share and $0.36 per share, respectively.


New product information
~~~~~~~~~~~~~~~~~~~~~~~
Due to obsolete component parts, our pool alarm will have to be redesigned. This will require mold changes that are nearing completion. Management is working with a consultant who is helping with the development of a wireless pool alarm.

Molding is working on a CC-15 case for our Current Controller. This will allow us to manufacture a couple of different versions: a 15-amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets.

Molding is developing a new design for the cover of our 29-Series terminal switch.

Progress continues on the fuel level monitor. Several security companies from around the world have told us fuel theft is a major problem and they are looking for something that will tie into their security system if fuel tanks or trucks are tampered with.

Engineering continues working on a Sprinkler Controller. This is a ground sensor that can be installed with a sprinkler system. The controller will monitor the amount of water in the soil and prevent the sprinkler system from watering if the soil has enough moisture.


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

     (b) Information required by Item 308

This disclosure is not yet required.


Item 3A.      Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on her evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2014, our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the re-ports that we file or submit under the Exchange Act is (i) recorded, pro-cessed, summarized and reported within the time periods specified in the Sec-urities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been de-tected.

Internal control over financial reporting:
------------------------------------------
The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our in-ternal control over financial reporting was ineffective as of January 31, 2014, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management's assessment identified the following material weakness in in-ternal control over financial reporting:

        * The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial re-porting, particularly as it relates to financial reporting and deferred taxes. Due to the passing of our CEO, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. Until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation for financial reporting purposes.

As a result of the material weakness in internal control over financial re-porting described above, the Company's management has concluded that, as of January 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frame-work issued by the COSO.

To date, the Company has not been able hire a controller. We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

        * Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;
        * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
        * Provide reasonable assurance regarding prevention or timely de-
          tection of unauthorized acquisition, use, or disposition of the
          Company's assets that could have a material effect on the financial statements.

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.   Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the third quarter of fiscal year 2014.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     November 1, 2013 - November 30, 2013                       50
     December 1, 2013 - December 31, 2013                        0
     January 1, 2014 - January 31, 2014                        700



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

                        George Risk Industries, Inc.
                                (Registrant)




Date 03-17-2014               By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Financial Officer and Chairman
                              of the Board