Form 10-K/A
period 2013-04-30
RISK GEORGE INDUSTRIES INC
filed 2014-08-11
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 10-K/A


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended April 30, 2013

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  __________  to _________

                Commission File Number: 000-05378

                  George Risk Industries, Inc.
                  ----------------------------

        (Exact Name of registrant as specified in its charter)
            Colorado                        84-0524756
            --------                        ----------
  (State of  incorporation)         (I.R.S. Employer Identificn No.)

         802 South Elm
          Kimball, NE                         69145
          -----------                         -----
(Address of principal executive             (Zip Code)
            offices)

Issuer's telephone number (308) 235-4645
                          --------------
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

                                                   Yes [ ]     No [X]


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing re-quirements for the past 90 days.
                                                    Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File re-quired to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                Yes  [ ]      No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229-405 of this chapter) is not contained herein, to the best of registrant's knowledge, in definitive proxy or inform-ation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

            Large accelerated filer  	[  ]	Accelerated filer  [  ]
	    Non-accelerated filer       [  ]	Smaller reporting company [X]
     (Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
						Yes  [  ]	No  [ X ]

The aggregate market value, as of July 28, 2014, of the common stock (based on the average of the bid and asked prices of the shares on the OCTBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $14,447,654.


The number of outstanding shares of the common stock as of July 28, 2014 was 5,029,775.

		  DOCUMENTS INCORPORATED BY REFERENCE
A material vendor contract with a customer that accounts for a material portion of our sales.

                                   Part I

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A of George Risk Industries, Inc. (GRI), (the "Company")for the year ended April 30, 2013 is being filed to amend the financial information contained in the Management's Discussion and Analysis of Financial Condition and Plan of Operation in Part I and the financial statements in Part IV of the Company's Annual Report on Form 10K for the year ended April 30, 2013 which was filed with the Securities and Exchange Commission ("SEC") on August 14, 2013 (the "Form 10-K").

In its previously filed financial statements for the year ended April 30, 2013, the Company misstated the deferred taxes due to an error in the capital loss carry-forward calculation. The Company has restated its financial state-ments for the period ended April 30, 2013 to reflect the proper adjustments.

Except as described above, no other parts of the 10-K are being amended.


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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to up-date any of the forward-looking statements to conform these statements to actual results.

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

Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. Our security burglar alarm products comprise approximately 84 per-cent of net revenues and are sold through distributors and alarm dealers/ installers.

The security segment has approximately 3,000 customers. One of the dis-tributors, ADI (which is a division of Honeywell International) accounts for approximately 40 percent of the company's sales of these products. Loss of this distributor would be significant to the company. However, this customer has purchased from the company for many years and is expected to continue. Also, the company has obtained a written agreement with this ADI. This agree-ment was signed in February 2011 and initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support,mutual confidentiality, indemnification and insurance, and general provisions.


The keyboard segment has approximately 800 customers. Keyboard products are sold to original equipment manufacturers to their specifications and to dis-tributors of off-the-shelf keyboards of proprietary design.


Competition
-----------
The company has intense competition in the keyboard and burglar alarm lines.

The burglar alarm segment has approximately ten major competitors. The com-pany competes well based on price, product design, quality, and prompt delivery.

The competitors in the keyboard segment are larger companies with automated production facilities. GRI has emphasized small custom order sales that many of its competitors decline or discourage.


Research and Development
------------------------
The company performs research and development for its customers when needed and requested. Costs in connection with such product development have been borne by the customers. Costs associated with the development of new products are expensed as incurred.

Employees
---------
GRI has approximately 160 employees.


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

Stock Prices and Dividends Information


2013 Fiscal Year
                           High             Low

May 1-July 31              $6.20            $5.02
August 1-October 31        $7.24            $5.76
November 1-January 31      $7.59            $6.55
February 1-April 30        $7.40            $6.60





2012 Fiscal Year
                           High             Low

May 1-July 31              $6.50            $5.05
August 1-October 31        $7.53            $5.10
November 1-January 31      $6.75            $5.50
February 1-April 30        $6.25            $5.75




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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
------------------
George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industries widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and are sold worldwide through distribution, who in turn sell these products to security installing companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 6.3% of revenues for fiscal year 2013 and 5.5% for 2012.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The company has substantial marketable securities holdings and these holdings have a material impact on the financial results. For the fiscal year ending April 30, 2013, other income accounted for 31.66% of income before income taxes. In comparison, other income accounted for 21.20% of the income before income taxes for the year ending April 30, 2012. Management's philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. And over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

Management is always open to the possibility of acquiring a business that would complement our existing operations. This would probably not require any outside financing. The intent would be to utilize the equipment, market-ing techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of GRI's products, since we most-ly sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

Liquidity and Capital Resources
-------------------------------

Operating
Net cash decreased $914,000 during the year ended April 30, 2013 as it in-creased $519,000 during the year ended April 30, 2012. Other cash flow changes are as follows. Accounts receivable increased $244,000 during the current year as compared to a $95,000 increase for last year. The increase in cash flow for accounts receivable is a reflection of increased sales. At April 30, 2013, 69.77% of the receivables were considered current (less than 45 days) and 0.43% of the total were over 90 days past due. For comparison, 69.12% of the receivables were current and 0.90% were past 90 days at April 30, 2012. Inventories decreased $277,000 for the current year as compared to a $535,000 increase for the same period last year. Since there is a smaller increase in sales for the current year, as compared to last year, management had already increased its inventory purchase levels. For the year ended April 30, 2013, prepaid expenses decreased $80,000, and decreased $10,000 for the corresponding period last year. The main reason for the decrease in pre-paid expenses for the current fiscal year is that the company has received raw materials that it prepaid for last fiscal year. Cash towards payment of income taxes increased $593,000 for the year ended April 30, 2013. Management increased the amounts they paid on income tax estimates since the estimates were under estimated the prior fiscal year.

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

Investing
As for our investment activities, a net amount of $1,000 was capitalized on other assets manufactured for the year ended April 30, 2013, while $169,000 was spent on these activities during the prior fiscal year. A few molds were completed and put to the fixed asset accounts as new molds have been started during the current fiscal year. $104,000 was spent on purchases of property and equipment during the current fiscal year and $298,000 was spent during the year ended April 30, 2012. Additionally, the Company continues to pur-chase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2013 was $760,000 and $891,000 was spent for the corresponding period last year. In addition, proceeds from the sale of marketable securities for the year ended April 30, 2013 were $89,000 and $168,000 for the same period last year. We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2013, the Company purchased $36,000 worth of treasury stock and $41,000 was bought back for the year ended April 30, 2012. We have been actively searching for stock-holders that have been "lost" over the years. The payment of dividends over the last eight fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Financing
Cash used in financing activities were $2,294,000 for the year ended April 30, 2013, which mostly consisted of dividends paid. The company declared a dividend of $0.28 per share of common stock on September 30, 2012 and these dividends were paid by October 31, 2012. Another dividend of $0.22 per share of common stock was declared on December 16, 2012 and paid by December 21, 2012. Net cash used in financing activities was $1,055,000 for the year ended April 30, 2012. A dividend of $0.23 per common share was declared and paid during the second fiscal quarter last year.

Results of Operations
---------------------

GRI completed the fiscal year ending April 30, 2013, with a net profit of 25.89% net of sales. Net sales were at $10,510,000, up 2.19% over the pre-vious year. The slight increase in sales is a result of continued quality service and finding new customers. Cost of goods sold was 48.42% of net sales for the year ended April 30, 2013 and 46.28% for the same period last year. Management has been keeping labor and other manufacturing expenses in check, therefore keeping the cost of goods sold percentage in the desired range of 45 to 50%.

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

Other income and expense results for the fiscal year ended April 30, 2013 produced a gain of $1,250,000. This is in comparison to a gain of $817,000 for the fiscal year ended April 30, 2012. Dividend and interest income was $789,000, which was up 7.35% for the year. Dividend and intrerest income at April 30, 2012 was $735,000. Gains on investments for the current fiscal year were $460,000, which is a 801.96% increase over the prior year. Gains on investments for the fiscal year ending April 30, 2012 were $51,000.

Net income for the year ended April 30, 2013 was $2,721,000, which is up slightly from the prior year, which produced a net gain of $2,648,000. Earnings per common share for the year ended April 30, 2013 were $0.54 per share. EPS for the year ended April 30, 2012 was $0.52 per share.

Management expects sales to stay steady and hopefully increase for the fiscal year ending April 30, 2014. The company's main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry's performance has improved, the company's sales have also improved in relation to the economy. We are always researching and developing new products that will help our sales increase. We have many new products (which will be discussed in detail below) that we are planning to release into the marketplace during fiscal year end 2014. Also, we are hopeful that extra growth can be achieved by volume increases with our present customers and with the addition of new customers. We have an ex-cellent marketing department that is always on the lookout for new clients.

At April 30, 2013, working capital increased by 2.38% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company's quick ratio decreased to 18.378 for the year ended April 30, 2013 compared to 24.254 for the year ended April 30, 2012.
Accounts receivable and marketable securities have increased during the current year, while cash decreased by 15.83% and current liabilities stayed fairly constant, only increasing by 0.09%.

New product development
-----------------------

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

We are working on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design com-pleted for recessed mounting applications.

Our molding department is working on new molds for a case for new versions of our Current Controller and a terminal cover of our 29-series switch. The new versions of the Current Controller will allow the user to control more lights with a single controller or to handle higher voltage applications for use overseas.

Finally, we are researching our ability to get into fuel level sensing. Several security companies from around the world have been looking for ways to secure fuel tanks and trucks. Our emphasize would be in ways to safely monitor fuel levels and report tampering.

Critical Accounting Policies
----------------------------

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual re-sults could differ from those estimates. Our most critical accounting policies relate to accounts receivable; marketable securities; inventory; income taxes; and segment reporting.

Accounts Receivable - Accounts receivable are customer obligations due under normal trade terms. The company sells its products to security alarm dis-tributors, alarm installers, and original equipment manufacturers. Manage-ment performs continuing credit evaluations of its customers' financial con-dition and the company generally does not require collateral.

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

Marketable securities - The Company has investments in publicly traded equity securities as well as certain state and municipal debt securities. These securities are classified as available-for-sale securities, and are reported at fair value. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are reported as earned.

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

Inventories - Inventories are valued at the lower of cost or market value. Costs are determined using the average cost-pricing method. The company uses standard costs to price its manufactured inventories, approximating average costs. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company's overhead expenses are applied based, in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations and actual results could differ from those estimates.

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

Income Taxes - US GAAP requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

Segment Reporting and Related Information - The Company designates the inter-nal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers.

Related Party Transactions - The Company leases a building from Ken and Bonnie Risk. Ken Risk was the Chairman of the Board and President and CEO of the company until his death in February 2013. Bonnie Risk is Ken's wife, who is a director and an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineer-ing department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2013 and 2012.

The company also leases its airplane from former President and CEO Ken Risk, who was also a majority stockholder, on a month-to-month basis requiring pay-ments of $2,250. Airplane lease expenses charged to operations for the fis-cal year ended April 30, 2013 were $22,500 and, were $27,000 for the fiscal year ended April 30, 2012. During the year ended April 30, 2000, the Company paid $210,000 and the former President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the airplane. The company has the airplane up for sale since there is no longer a pilot for the aircraft.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Haynie & Company
Littleton, Colorado
August 13, 2013, except for Notes 1, 6, 8 and 9, as to which the date is
 July 28, 2014




                        George Risk Industries, Inc.
                               Balance Sheets
                           April 30, 2013 and 2012

                                                    2013             2012

ASSETS
Current Assets
 Cash and cash equivalents                     $  4,859,000    $   5,773,000
 Investments and securities                      22,208,000       20,280,000
 Accounts receivable:
 Trade, net of $4,000 and $6,000 doubtful
  account allowance for 2013 and 2012,
   respectively                                   1,915,000        1,669,000
 Other                                                1,000            1,000
 Note receivable, current                             5,000            4,000
 Income tax overpayment                             347,000               -
 Inventories                                      2,074,000        2,351,000
 Prepaid expenses                                    60,000          141,000
 Deferred current income taxes                           -           119,000
                                               -------------    -------------
Total Current Assets                           $ 31,469,000     $ 30,338,000

Property and Equipment, net, at cost                701,000          771,000

Other Assets
 Investment in Limited Land Partnership,
  at cost                                           238,000          228,000
 Projects in process                                 45,000           44,000
 Note receivable                                      2,000            5,000
 Other                                                1,000            1,000
                                               -------------    -------------
Total Other Assets                             $    286,000     $    278,000

TOTAL ASSETS                                   $ 32,456,000     $ 31,387,000
                                               =============    =============


See accompanying notes to financial statements.




                        George Risk Industries, Inc.
                               Balance Sheets
                           April 30, 2013 and 2012



             Liabilities and Stockholders' Equity
                                                    2013             2012

Current Liabilities
 Accounts payable, trade                       $     68,000     $     96,000
 Dividends payable                                  817,000          589,000
 Accrued expenses:
  Payroll and related expenses                      259,000          212,000
 Income tax payable                                      -           246,000
 Deferred income taxes                              432,000               -
                                               -------------    -------------
Total Current Liabilities                      $  1,576,000     $  1,143,000

Long-Term Liabilities
 Aircraft ownership deposit payable                      -             5,000
 Deferred income taxes                              133,000          124,000
                                               -------------    -------------
Total Long-Term Liabilities                    $    133,000     $    129,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized,
  4,100 issued and outstanding                       99,000           99,000
 Common stock, Class A, $.10 par value,
  10,000,000 shares authorized, 8,502,881
  shares issued                                     850,000          850,000
 Additional paid-in capital                       1,736,000        1,736,000
 Accumulated other comprehensive income             743,000          278,000
 Retained earnings                               30,806,000       30,603,000
 Less: treasury stock,3,467,356 and
    3,460,282 shares, at cost                    (3,487,000)      (3,451,000)
                                                ------------    -------------
Total Stockholders' Equity                     $ 30,747,000     $ 30,115,000
                                               =============    =============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 32,456,000     $ 31,387,000
                                               =============    =============




See accompanying notes to financial statements.




                        George Risk Industries, Inc.
                             Income Statements
                For the Years Ended April 30, 2013 and 2012

                                                Year Ended      Year Ended
                                               Apr 30, 2013    Apr 30, 2012
                                              --------------  --------------

Net Sales                                      $ 10,510,000     $ 10,285,000
Less: Cost of Goods Sold                         (5,089,000)      (4,760,000)
                                               -------------    -------------
Gross Profit                                   $  5,421,000     $  5,525,000

Operating Expenses:
  General and Administrative                        790,000          776,000
  Sales                                           1,821,000        1,612,000
  Engineering                                        71,000           54,000
  Rent Paid to Related Parties                       41,000           46,000
                                               -------------    -------------
Total Operating Expenses                       $  2,723,000     $  2,488,000

Income From Operations                            2,698,000        3,037,000

Other Income (Expense)
 Other                                                4,000           19,000
 Interest Expense                                    (3,000)              -
 Dividend and Interest Income                       789,000          735,000
 Gain on Investments                                460,000           51,000
 Gain on Sale of Assets                                  -            12,000
                                               -------------    -------------
                                               $  1,250,000     $    817,000

Income Before Provisions for Income Taxes         3,948,000        3,854,000

Provision for Income Taxes
 Current Expense                                  1,000,000        1,087,000
 Deferred tax expense                               227,000          119,000
                                               -------------    -------------
 Total Income Tax Expense                         1,227,000        1,206,000

Net Income                                     $  2,721,000     $  2,648,000
                                               =============    =============

Basic and Diluted Earnings
 Per Share of Common Stock:                    $       0.54     $       0.52


Weighted Average Number of
 Common Shares Outstanding                        5,037,837        5,045,103
Weighted Average Number of
 Common Shares Outstanding (Diluted)              5,058,337        5,065,603



See accompanying notes to financial statements.




                        George Risk Industries, Inc.
                     Statements of Comprehensive Income
                For the Years Ended April 30, 2013 and 2012

                                                Year Ended      Year Ended
                                               Apr 30, 2013    Apr 30, 2012
                                              --------------  --------------

Net Income                                     $  2,721,000     $  2,648,000
                                               -------------    -------------

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                            736,000         (159,000)
 Reclassification adjustment for
   (gains) losses included in net income             62,000          154,000
 Income tax expense related to other
   comprehensive income                            (333,000)           2,000
                                               -------------    -------------

Other Comprehensive Income                          465,000           (3,000)

Comprehensive Income                           $  3,186,000     $  2,645,000
                                               =============    =============


See accompanying notes to financial statements.



                        George Risk Industries, Inc.
               Statements of Changes in Stockholders' Equity
                For the Years Ended April 30, 2013 and 2012


                                                  Common Stock
                         Preferred Stock            Class A
                        -----------------       -----------------
                         Shares     Amount      Shares      Amount


Balances, April 30,
 2011                     4,100     $ 99,000    8,502,881    $850,000

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.23 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2012                     4,100       99,000    8,502,881     850,000
                       ________     ________    _________    ________
Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.50 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       --------     --------    ---------    --------
Balance, April 30,
 2013                     4,100     $ 99,000    8,502,881    $850,000
                       ========     ========    =========    ========




See accompanying notes to financial statements.



                        George Risk Industries, Inc.
               Statements of Changes in Stockholders' Equity
                For the Years Ended April 30, 2013 and 2012

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive      Retained
Captial                              Income         Earnings     Total
---------------------------------------------------------------------------
             Shares      Amount


$1,736,000  3,451,857  $(3,410,000) $   281,000   $29,115,000  $28,671,000


         -      8,425      (41,000)           -             -      (41,000)



         -          -            -            -    (1,160,000)  (1,160,000)


         -          -            -       (3,000)            -      (3,000)

         -          -            -            -     2,648,000    2,648,000
----------  ---------  ------------ ------------  -----------  -----------

 1,736,000  3,460,282   (3,451,000)     278,000    30,603,000   30,115,000
----------  ---------  ------------ ------------  -----------  -----------

         -      7,074      (36,000)           -             -      (36,000)



         -          -            -            -    (2,518,000)  (2,518,000)


         -          -            -      465,000             -      465,000

         -          -            -            -     2,721,000    2,721,000
----------  ---------  -----------  -----------   -----------  -----------

$1,736,000  3,467,356  $(3,487,000) $   743,000   $30,806,000  $30,747,000
==========  =========  ===========  ===========   ===========  ===========



See accompanying notes to financial statements.


                        George Risk Industries, Inc.
                          Statements of Cash Flows
                For the Years Ended April 30, 2013 and 2012

                                               Year Ended       Year Ended
                                              Apr 30, 2013     Apr 30, 2012
                                              -------------    -------------
Cash Flows from Operating Activities:
  Net income                                   $  2,721,000     $  2,648,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                   174,000          160,000
     (Gain) on sale of investments                 (460,000)         (51,000)
     (Gain) on sale of property and equipment             0          (12,000)
     Bad debt expense                                (2,000)               0
     Reserve for obsolete inventory                       0           38,000
     Deferred income taxes                          227,000          119,000
     Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                        (244,000)         (95,000)
        Inventories                                 277,000         (535,000)
        Prepaid expenses                             80,000           10,000
        Employee receivables                         (1,000)               0
        Income tax overpayment                     (593,000)               0
      Increase (decrease) in:
        Accounts payable                            (28,000)         (32,000)
        Accrued expense                              47,000                0
        Income tax payable                                0          210,000
                                               -------------    -------------
  Net cash provided by (used in)
    operating activities                       $  2,198,000     $  2,460,000

Cash Flows From Investing Activities:
  Other assets manufactured and purchased             1,000          169,000
  Proceeds from sale of assets                            0           20,000
  (Purchase) of property and equipment             (104,000)        (298,000)
  Proceeds from sale of marketable securities        89,000          168,000
  (Purchase) of marketable securities              (760,000)        (891,000)
  (Purchase) of long-term investment                (10,000)         (10,000)
  (Loans) made to employees                          (3,000)         (10,000)
  Collections of loans to employees                   5,000            7,000
  (Purchase) of treasury stock                      (36,000)         (41,000)
                                               -------------    -------------
  Net cash provided by (used in)
    investing activities                       $   (818,000)    $   (886,000)

Cash Flows From Financing Activities:
  Principal payments on long-term debt               (4,000)               0
  Dividends paid                                 (2,290,000)      (1,055,000)
                                               -------------    -------------
  Net cash provided by (used in)
    financing activities                       $ (2,294,000)    $ (1,055,000)

Net Increase (Decrease) in Cash and
  Cash Equivalents                             $   (914,000)    $    519,000
                                               =============    =============

See accompanying notes to financial statements

Cash and Cash Equivalents, beginning
  of period                                    $  5,773,000     $  5,254,000

Cash and Cash Equivalents,
  end of period                                $  4,859,000     $  5,773,000
                                               =============    =============

Supplemental Disclosure for Cash Flow Information:

  Cash Payments for:
    Income taxes paid                          $  1,607,000     $    855,000
    Interest expense                           $      3,000     $          0

  Cash receipts for:
    Income taxes                               $     19,000     $     21,000




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

Restatement - In its previously filed financial statements for the year ended April 30, 2013, and included in its annual report in Form 10-K, the Company incorrectly calculated deferred income taxes. Accordingly, the Company has restated its financial statements for the period ended April 30, 2013. The table below reflects the effect of restatement on the Company's financial statements for the year.



  Net income prior to restatement                  $ 3,788,000
    Recalculated deferred income taxes              (1,067,000)
                                                   ------------
  Net income after restatement                     $ 2,721,000
                                                   ============

  Retained earnings prior to restatement           $31,873,000
    Recalculated deferred income taxes              (1,067,000)
                                                   ------------
  Retained earnings after restatement              $30,806,000
                                                   ============



The tables below show the effect of restatement of the Company's financial statements for the year ended April 30, 2013 as described above.


                                    As Originally   04/30/2013    04/30/2013
Balance Sheet - April 30, 2013        Reported     Adjustments   As Restated

Current Assets
  Deferred Income Taxes              $   635,000   $   635,000   $        -
Current Liabilies
  Deferred Income Taxes              $        -    $   432,000   $   432,000

Stockholders' Equity                 $31,873,000   $(1,067,000)  $30,806,000
                                    -----------------------------------------


                                    As Originally   04/30/2013    04/30/2013
Income Statement - April 30, 2013     Reported     Adjustments   As Restated

Deferred tax (benefit) expense       $  (840,000)  $ 1,067,000   $   227,000
Net Income                           $ 3,788,000   $(1,067,000)  $ 2,721,000
                                    -----------------------------------------


Statement of Cash Flows - April 30, 2013
                                    As Orginally    04/30/2013    04/30/2013
                                      Reported     Adjustments   As Restated

Net income                           $ 3,788,000   $(1,067,000)  $ 2,721,000
Deferred income taxes                $  (840,000)  $ 1,067,000   $   227,000
                                    -----------------------------------------


Statement of Stockholders' Equity
April 30, 2013
                                    As Originally   04/30/2013    04/30/2013
                                      Reported     Adjustments   As Restated

Net income                           $ 3,788,000   $(1,067,000)  $ 2,721,000
Retained earnings                    $31,873,000   $(1,067,000)  $30,806,000
                                    -----------------------------------------


Statement of Comprehensive Income
April 30, 2013
                                    As Originally   04/30/2013    04/30/2013
                                      Reported     Adjustments   As Restated

Net income                           $ 3,788,000   $(1,067,000)  $ 2,721,000
Retained earnings                    $ 4,253,000   $(1,067,000)  $ 3,186,000
                                    -----------------------------------------


Cash and Cash Equivalents - The company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. The company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. The company performs continuing credit evaluations of its customers' financial condition and the company generally does not require collateral.

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

Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:



        Classification              Useful Life     2013      2012
                                     in Years       Cost      Cost

        Dies, jigs, and molds          3-7        $1,570,000  $1,503,000
        Machinery and equipment        5-10        1,137,000   1,134,000
        Furniture and fixtures         5-10          147,000     147,000
        Leasehold improvements         5-32          178,000     178,000
        Buildings                       20           658,000     658,000
        Automotive and aircraft        3-5           411,000     406,000
        Software                       2-5           139,000     129,000
        Land                           N/A            13,000      13,000
                                                  ----------- -----------
        Total                                      4,253,000   4,168,000
        Accumulated depreciation                  (3,552,000) (3,397,000)
                                                  ----------- -----------
        Net                                       $  701,000  $  771,000
                                                  =========== ===========


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

Advertising - Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $243,000 and $221,000 for the years ended April 30, 2013 and 2012, respectively.

Income Taxes - US GAAP requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

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

Financial Instruments - Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying values of these financial instruments approximate fair value due to their short-term nature.

Revenue Recognition - Revenue is recognized when risks and benefits in owner-ship are transferred, which normally occurs at the time of shipment of products.

Comprehensive Income - US GAAP requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

Segment Reporting and Related Information - The Company designates the inter-nal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2013, the Company operated in two segments organized by security line products and all other products. See Note 9 for further segment information disclosures.

Reclassifications - Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due to those reclassifications.

Recently Issued Accounting Pronouncements - In May 2012, we adopted Account-ing Standards Update No. 2011-05, Presentation of Comprehensive Income. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. We have continued to present a separate statement of comprehensive income and the adoption of this guidance did not have any impact on our results of operations, financial position or cash flows.


2.     Inventories

Inventories at April 30, 2013 and 2012 consisted of the following:



                                                   2013        2012
                                                ----------   ----------

    Raw materials                               $1,552,000   $1,682,000
    Work in process                                412,000      543,000
    Finished goods                                 275,000      291,000
                                                -----------  -----------
                                                 2,239,000    2,516,000

    Less: allowance for obsolete inventory        (165,000)    (165,000)
                                                -----------  -----------
    Totals                                      $2,074,000   $2,351,000
                                                ===========  ===========

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

As of April 30, 2013, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 7,596,000  $   291,000   $   (12,000) $ 7,875,000
REITs                    $    67,000        2,000        (2,000) $    67,000
Equity securities        $10,939,000  $ 1,099,000   $  (102,000) $11,936,000
Money markets and CDs    $ 2,330,000  $         0   $         0  $ 2,330,000
                         ------------ ------------  ------------ ------------
   Total                 $20,932,000  $ 1,392,000   $  (116,000) $22,208,000



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

4.     Retirement Benefit Plan

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $12,000 were paid during the fiscal year ending April 30, 2013 and $12,000 worth of matching contributions were paid during the fiscal year ended April 30, 2012. There were no discretionary contributions paid during either of the fiscal years ending April 30, 2013 and 2012.



5.     Stockholders' Equity


Preferred Stock - Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a divid-end at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2013.

Convertible preferred stock without par value may be issued from time to time as determined by the board of directors. Shares of different series shall be of equal rank but may vary as to terms and conditions.

Class A Common Stock - The holders of the Class A common stock are entitled to receive dividends as declared by the board of directors. No dividends may be paid on the Class A common stock until the holders of the Series #1 pre-ferred stock have been paid a dividend for the four prior quarters and provision has been made for the full dividend in the current fiscal year.

During the fiscal year ended April 30, 2013, the Company purchased 7,074 shares of Class A common stock. This was accomplished by stockholders contacting the company.

Stock Transfer Agent - The Company does not have an independent stock trans-fer agent. The company maintains all stock records.


6.     Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:



                                      April 30, 2013
                           -----------------------------------
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,721,000
                           ==========

   Basic EPS               $2,721,000    5,037,837     $0.5401
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (0.0022)
                           ----------    ---------     --------
     Diluted EPS           $2,721,000    5,058,337     $0.5379
                           ==========    =========     ========






                                     April 30, 2012
                           -----------------------------------
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,648,000
                           ----------

   Basic EPS               $2,648,000    5,045,103     $0.5249
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (0.0022)
                           ----------    ---------     --------
     Diluted EPS           $2,648,000    5,065,603     $0.5227
                           ==========    =========     ========



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

The company also leased its airplane from former President and CEO Ken Risk, who was also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal year ended April 30, 2013 was $22,500 and it was $27,000 for the fis-cal year ended April 30, 2012. During the year ended April 30, 2000, the Company paid $210,000 and the President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly own the airplane. The company has the airplane up for sale since there is no longer a pilot for the aircraft.

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

8.     Income Taxes

Reconciliation of income taxes with Federal and State taxable income:

                                     2013              2012
                                 ------------      ------------

 Income before income taxes        $3,948,000        $3,854,000
 State income tax deduction          (196,000)         (211,000)
 Capital loss carryforwards
  (utilized) accumulated             (479,000)         (120,000)
 Interest and dividend income        (601,000)         (603,000)
 Domestic production activities
  deduction                          (284,000)         (266,000)
 Nondeductible expenses
  and timing differences               27,000           (85,000)
                                   -----------       -----------

    Taxable income                 $2,415,000        $2,569,000
                                   ===========       ===========


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income before taxes at statutory
 rate                               $1,650,000        $1,611,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                   (82,000)          (88,000)
  Interest and dividend income        (251,000)         (252,000)
  Domestic production activities      (119,000)         (111,000)
  Deferred taxes                       227,000           119,000
  Other temporary and
   permanent differences              (198,000)          (73,000)
                                    -----------       -----------

  Income tax expense                $1,227,000        $1,206,000
                                    ===========       ===========


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          -----           -----
  Blended statutory rate                  41.8%           41.8%
                                          =====           =====


Deferred tax asset (liabilities) consist of the following omponents at April 30, 2013 and 2012:

Deferred tax current assets (liabilities):
  Capital loss carryforward                       $        0    $  287,000
  Allowance for doubtful accounts                      2,000             0
  Inventory valuation                                 69,000             0
  Accrued vacation                                    30,000        32,000
  Accumulated unrealized (gain)/loss on
      investments                                   (533,000)     (200,000)
                                                  ----------    -----------
  Net deferred tax assets (liabilities)           $ (432,000)   $  119,000
                                                  ===========   ===========
  Deferred long-term tax assets (liabilities):
    Depreciation                                    (133,000)     (124,000)
                                                  -----------   -----------
   Net deferred long-term tax assets
     (liabilities)                                $ (133,000)   $ (124,000)
                                                  ===========   ===========


All capital loss carryforwards were used up during the current fiscal year.

9.     Business Segments

The following is financial information relating to industry segments:



                                                  April 30,
                                            2013            2012
                                       -----------------------------
    Net revenue:
      Security alarm products          $  9,200,000      $  9,045,000
      Other products                      1,310,000         1,240,000
                                       -------------     -------------

    Total net revenue                  $ 10,510,000      $ 10,285,000
                                       =============     =============

    Income from operations:
      Security alarm products          $  2,362,000      $  2,671,000
      Other products                        336,000           366,000
                                       -------------     -------------
    Total income from operations       $  2,698,000      $  3,037,000
                                       ====+========     =============

    Identifiable assets:
      Security alarm products          $  3,778,000      $  3,463,000
      Other products                        797,000         1,213,000
      Corporate general                  27,881,000        26,711,000
                                       -------------     -------------

    Total assets                       $ 32,456,000      $ 31,387,000
                                       =============     =============

    Depreciation and amortization:
      Security alarm products          $     23,000      $     24,000
      Other products                        131,000           112,000
      Corporate general                      20,000            24,000
                                       -------------     -------------

    Total depreciation and
      amortization                     $    174,000      $    160,000
                                       =============     =============

    Capital expenditures:
      Security alarm products          $     12,000      $          0
      Other products                         71,000           281,000
      Corporate general                      21,000            17,000
                                       -------------     ------------
    Total capital expenditures         $    104,000      $    298,000
                                       =============     ============


10.    Concentrations

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2013 and 2012, the Company had uninsured balances of $3,100,000 and $4,568,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also main-tains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

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

          Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.


          Level 2 - Valuation is based upon quoted prices for similar in-struments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all sig-nificant assumptions are observable in the market.

          Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques in-clude use of option pricing models, discounted cash flow models and similar techniques.

Marketable Securities
---------------------
As of April 30, 2013, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however if an active market does not exist, which is the case for municipal bonds, the inputs are re-corded as Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are class-ified in their entirety based on the lowest level of input that is sig-nificant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of April 30, 2014
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Money Markets and CDs  $ 2,330,000  $         0  $       0    $ 2,330,000
  Equity Securities      $11,935,000  $         0  $       0    $11,935,000
  Municipal Bonds and
    RETIs                $         0  $ 7,943,000  $       0    $ 7,943,000
                         ------------ ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis        $14,265,000  $ 7,943,000  $       0    $22,208,000


Item 9  Disagreements on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.


Item 9A  Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2013, our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communi-cated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions re-garding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evalu-ation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management's assessment identified the following material weakness in inter-nal control over financial reporting:

    * The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting, particularly as it relates to financial reporting and deferred taxes. Due to the passing of our CEO, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. Until such time as the Company is able to hire a Controller, we do not believe we meet the full requirement for separation for financial re-porting purposes and deferred taxes.

As a result of the material weakness in internal control over financial re-porting described above, the Company's management has concluded that, as of April 30, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frame-work issued by the COSO.

To date, the Company has not been able hire a controller. We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

    * Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;
    * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with auth-orizations of management and the Board of Directors; and
    * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Due to the passing of the CEO during the fiscal year 2013, our internal con-trol structure has changed such that there is no separation of duties for financial reporting and deferred taxes, as discussed above.

This annual report does not include an attestation report of the Corpor-ation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permit the Cor-poration to provide only the management's report in this annual report.



Item 9B  Other Information

None.

                                  Part III


Item 10  Directors and Executive Officers of the Registrant

(a & b)  Identification of Directors and Executive Officers

All of the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2013 is furnished with respect to each director and executive officer:


                                                              Director or
Name           Principal Occupation or Employment     Age    Officer Since
----           ----------------------------------     ---    -------------

Stephanie M.   Chairman of the Board, Chief Executive  41    August 8, 1999
Risk McElroy    Officer and Chief Financial Officer

Sharon
Westby         Secretary/Treasurer                     61    June 16, 2006

Jerry
Andersen       Director, retired                       82    August 28, 1978

Donna
Debowey        Director, retired GRI plant manager     75    July 12, 2005

Joel H.
Wiens          Director, FirsTier Banks                83    Sept 6, 2007

Bonnie P.
Risk           Director, Stock Transfer Agent at GRI   63    March 15, 2013



The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2013:


                                          Non-equity Non-
                                          incentive  qualified
                 Director's               plan       deferred
                 Fees       Stock  Option compen-    compensation
Name             Paid       Awards Awards sation     earnings      Total
----             --------   ------ ------ ---------- ------------  -----
Stephanie
Risk-McElroy (1)     --       --     --     --         --             --

Sharon
Westby (1)           --       --     --     --         --             --

Jerry
Andersen (2)     $ 150.00     --     --     --         --          $ 150.00

Donna
Debowey  (2)     $ 150.00     --     --     --         --          $ 150.00

Joel H.
Wiens  (2)       $ 150.00     --     --     --         --          $ 150.00

Bonnie P.
Risk (1)              --      --     --     --         --             --


The inside directors (1), or employees of the company, do not receive additional compensation for their services. Outside directors (2) are paid $150 per meeting for their services.

(c)  Identification of Certain Significant Employees

None.

(d)  Family Relationships

Stephanie Risk-McElroy and Bonnie P. Risk have a daughter-mother relation-ship.

(e)  Business Experience of Directors and Executive Officers

Stephanie Risk-McElroy, Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has over seventeen years of experience in the accounting field. Ms. Risk-McElroy graduated from Hastings College with a degree in Accounting. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon re-tirement of the prior CFO. Upon the death of her father, Ken R. Risk, in February, 2013, she was appointed to the position of Chairman of the Board and Chief Executive Officer.

Ms. Risk-McElroy serves on the Board of Directors of GRI, as a direct link to the financial condition of the company. She and her staff oversee all the accounting obligations of the Company. She has knowledge and experience in business outside of the company that makes her an asset to the Board. And with her new appointment as President, she oversees all the day to day oper-ations as well.

Sharon Westby, the corporate secretary, worked at GRI right after high school for a couple of years as the personal secretary to the founder of the com-pany, George Risk, who was president and CEO. Before she returned to the company in 1982, Sharon was a Clerk Steno 1 at Jackson County Welfare in Kansas City, MO, worked in medical records at the Kimball County Hospital in Kimball, NE, and also managed motels in Texas and Nebraska. She is the Ex-ecutive Assistant to the President and CEO and Sales Administrator of the Keyboard and Switch division of GRI.

Ms. Westby continues in her position on the Board of Directors at GRI with over 27 years of experience with the company. She has seen the company through many years of ups and downs, has great knowledge of her product line and is very customer oriented in trying to sell her products to the "non-security use" industry.

Jerry Andersen, director, worked in the banking industry from 1967 until his retirement in August 2000. He was the Senior Vice President at American National Bank in Kimball, NE as well as serving several years in high pos-itions at First State Bank in Kimball. His position with the bank for many years was as loan officer and for the last four years he held the position of Compliance Officer.

Mr. Andersen has served many years on the Board of Directors at GRI. He brings knowledge in financial and business matters to the table and although is retired, he still has an active interest in the success of the company.

Donna Debowey, director, worked in various retail stores and restaurants until she started at GRI in 1968. She started on the production line, but quickly worked her way up the ranks. She has been a Production Line Super-visor, Director of Quality Control and was named Plant Manager and Senior Vice President in 1998. She held that position until her retirement in 2003.

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

Bonnie P. Risk, Director, attended Wayne State College in Wayne, Nebraska. Upon returning back home to Columbus, NE, she worked in factory positions. Upon her marriage to Ken Risk, she became a homemaker, raising 3 children and working at several sales positions. In 1981, she and Ken started Platte Valley Sales in Hastings, Nebraska, and her expertise was in accounting and sales. For 8 years, she ran the Hastings business while Ken devoted his time to both GRI in Kimball and Platte Valley Sales in Hastings. Ken and Bonnie moved to Kimball in 1997. In 1998, she began at GRI in sales support. She continues in sales support, and became the company stock transfer agent in 2004 upon retirement of Eileen Risk and is an assistant to the chief finan-cial officer.

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


                            Corporate Governance

Nominating and Compensation Committees
---------------------------------------
We do not have standing nominating or compensation committees, or committees performing similar functions. Our Board of Directors believes that it is not necessary to have a standing compensation committee at this time because our Board of Directors adequately performs the functions of such committee.

Our Board of Directors also is of the view that it is appropriate for us not to have a standing nominating committee because our Board of Directors has performed and will perform adequately the functions of a nominating committee. Our Board of Directors has not adopted a charter for the nomin-ation committee. There have not been any defined policy or procedure re-quirements for stockholders to submit recommendations or nomination for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Audit Committee
----------------
We do not have a standing audit committee at the present time. Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Ex-change Act of 1934, as amended.

Other Committees
-----------------
All proceedings of our Board of Directors for the year ended April 30, 2013 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11  Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company's fiscal year ended April 30, 2013 and 2012 (no other officer had compensation over $100,000):

                                                          Change in
                                                          Pension
                                                          Value and
                                               Non-      Non-
                                               Equity    qualified
                                               Incentive Deferred All
Name and                                       Plan      Compen   Other
principal                        Stock  Option Compen-   sation   Compen-
position   Year Salary  Bonus    Awards Awards sation    Earnings sation  Total
---------  ---- ------- -----    ------ ------ --------- -------- ------- -----
Ken R.
Risk,      2013 $73,000 $ 82,000   --     --     --        --     $2,000  $157,000
Former
Chief
Executive  2012 $83,000 $102,000   --     --     --        --     $2,000  $187,000
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

Item 12  Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the dis-position of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Share of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity hold-ing such options, warrants or convertible securities but are not deemed out-standing for computing the percentage of any other person. Percentages are determined based on 5,035,525 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2013. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.



                                                               % of Class
Name and Address                       Number of Shares         of Stock
of Beneficial Owener (1)              of Common Stock (2)    Outstanding (3)
------------------------              -------------------    ---------------
Ken R. Risk
   Prior Chairman and CEO                2,187,056                    43.4%
Stephanie M. Risk-McElroy
   Chairman, CEO & CFO                       1,775             Less than 1%
Donna Debowey
   Director                                    500             Less than 1%
Bonnie Risk
   Director                                 28,685             Less than 1%
Bonita Risk Family Irrevocable Trust       732,470                    14.5%
Sharon Westby
   Secretary                                   250             Less than 1%
Daniel Douglas
   Vice President, Materials                   250             Less than 1%
                                      ------------            -------------
All Officers and Directors as a group
 (6 persons and 1 trust)                 2,950,986                    58.6%


5% Stockholders:
----------------
RWWM, Inc.
3260 Penryn Road
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

(3) Based on the net shares outstanding as of April 30, 2013. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,467,356).


Changes in Control
------------------
We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.


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


4) All Other Fees

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

10.3        8-K Ken Risk death

31.1 Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)

32.1 Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)

_____________________________________

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934. The request is currently under review.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exc-hange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Stephanie Risk-McElroy                             Date
Stephanie Risk-McElroy
President and Chairman of the Board                     July 28, 2014




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Stephanie M. Risk-McElroy   President and Chairman  Date
Stephanie Risk-McElroy          of the Board            July 28, 2014

/s/ Jerry Andersen       Director                       Date
Jerry Andersen                                          July 28, 2014


/s/ Joel H. Wiens        Director                       Date
Joel H. Wiens                                           July 28, 2014


/s/ Donna Debowey        Director                       Date
Donna Debowey                                           July 28, 2014

/s/ Bonnie P. Risk       Director                       Date
Bonnie P. Risk                                          July 28, 2014