Form 10-Q/A
period 2013-07-31
RISK GEORGE INDUSTRIES INC
filed 2014-08-11
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-Q/A

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of August 6, 2014 was 5,029,775.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three-month period ended July 31, 2013, are attached hereto.

Explanatory Note

This Amendment No. 1 to the quarterly Report on Form 10-Q of George Risk Industries, Inc. (GRI), (the "Company") for the quarter ended July 31, 2013 is being filed to amend the financial information contained in the Manage-ment's Discussion and Analysis of Financial Condition and Plan of Operation and the financial statements on Form 10-Q for quarter ended July 31, 2013 which was filed with the Securities and Exchange Commission (SEC) on Sep-tember 13, 2013 (the "Form 10-Q").

In its previously filed financial statements for the quarter ended July 31, 2013, the Company misstated the deferred taxes due to an error in the cal-culation. The Company has restated its financial statements for the period ended July 31, 2013 to reflect the proper adjustments.

Except as described above, no other parts of the 10-Q are being amended.

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS

                                               July 31,       April 30,
                                                 2013           2013
                                             ------------   ------------
                                              (unaudited)    As Amended
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 5,834,000    $ 4,859,000
     Investments and securities               22,330,000     22,208,000
     Accounts receivable:
        Trade, net of $5,783 and $4,126
          doubtful account allowance           1,764,000      1,915,000
        Other                                      1,000          1,000
     Note receivable, current                      4,000          5,000
     Income tax overpayment                       65,000        347,000
     Inventories                               2,038,000      2,074,000
     Prepaid expenses                            100,000         60,000
                                            ------------   ------------
Total Current Assets                         $32,136,000    $31,469,000

Property and Equipment, net, at cost             685,000        701,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   238,000        238,000
     Projects in process                          49,000         45,000
     Note receivable                               1,000          2,000
     Other                                           --           1,000
                                             ------------   ------------
Total Other Assets                           $   288,000    $   286,000

TOTAL ASSETS                                 $33,109,000    $32,456,000
                                             ============   ============

See accompanying notes to the condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                                               July 31,       April 30,
                                                 2013           2013
                                             ------------   ------------
                                              (unaudited)    As Amended

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    84,000    $    68,000
     Dividends payable                           817,000        817,000
     Accrued expenses:
        Payroll and related expenses             304,000        259,000
        Property taxes                             3,000            --
     Deferred income taxes                       414,000        432,000
                                               ----------   ------------
Total Current Liabilities                    $ 1,622,000    $ 1,576,000

Long-Term Liabilities
     Deferred income taxes                        92,000        133,000
                                               ------------   ----------
Total Long-Term Liabilities                  $    92,000    $   133,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      728,000        743,000
     Retained earnings                        31,480,000     30,806,000
     Treasury stock, 3,469,206 and 3,467,356
        shares, at cost                       (3,498,000)    (3,487,000)
                                             ------------   ------------
Total Stockholders' Equity                   $31,395,000    $30,747,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $33,109,000    $32,456,000
                                             ============   ============

See accompanying notes to the condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                        CONDENSED INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

                                                       July 31,
                                                 2013           2012
                                             ------------   ------------
                                              (unaudited)    (unaudited)
Net Sales                                    $ 2,670,000    $ 2,542,000
   Less:  Cost of Goods Sold                  (1,284,000)    (1,356,000)
                                             ------------   ------------
Gross Profit                                 $ 1,386,000    $ 1,186,000

Operating Expenses:
   General and Administrative                    184,000        202,000
   Sales                                         460,000        425,000
   Engineering                                    12,000         18,000
   Rent Paid to Related Parties                    5,000         11,000
                                             ------------   ------------
Total Operating Expenses                     $   661,000    $   656,000

Income From Operations                           725,000        530,000

Other Income (Expense)
   Other                                          10,000         14,000
   Interest Expense                               (8,000)           --
   Dividend and Interest Income                  166,000        203,000
   Gain (Loss) on Sale of Investments             18,000       (151,000)
                                             ------------   ------------
                                             $   186,000    $    66,000

Income Before Provisions for Income Taxes        911,000        596,000

Provisions for Income Taxes
    Current Expense                              285,000        222,000
    Deferred tax expense (provision)             (48,000)       (62,000)
                                             ------------   ------------
     Total Income Tax Expense                $   237,000    $   160,000

Net Income                                   $   674,000    $   436,000

Basic and Diluted Earnings Per Share of
    Common Stock                             $      0.13    $      0.09

Weighted Average Number of Common Shares
   Outstanding                                 5,033,843      5,042,550

See accompanying notes to the condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2013           2012
                                             ---------------------------
                                              (unaudited)    (unaudited)
Net Income                                   $   674,000    $   436,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                     (32,000)      (461,000)
     Reclassification adjustment for gains
       (losses) included in net income             8,000        561,000
     Income tax expense related to other
       comprehensive income                       10,000        (42,000)
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $   (14,000)  $     58,000

Comprehensive Income (Loss)                  $   660,000    $   494,000
                                             ============   ============

See accompanying notes to the condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2013           2012
                                             ---------------------------
                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   674,000    $   436,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 37,000         42,000
     (Gain) loss on sale of investments          (18,000)       151,000
     Reserve for bad debts                         1,000         (1,000)
     Reserve for obsolete inventory               22,000        (13,000)
     Deferred income taxes                       (49,000)       (62,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    150,000         77,000
          Inventories                             14,000         57,000
          Prepaid expenses                       (47,000)        (6,000)
          Income tax overpayment                 282,000            --
       Increase (decrease) in:
          Accounts payable                        16,000        (47,000)
          Accrued expenses                        48,000         69,000
          Income tax payable                         --         219,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,130,000    $   922,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured & purchased            4,000         13,000
  (Purchase) of property and equipment           (22,000)       (36,000)
  Proceeds from sale of marketable securities        --           1,000
  (Purchase) of marketable securities           (128,000)      (170,000)
  Collection of loans to employees                 2,000          2,000
  (Purchase) of treasury stock                   (11,000)           --
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (155,000)   $  (190,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used in) financing
  activities                                 $       --     $       --

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   975,000    $   732,000

Cash and cash equivalents, beginning of
  period                                     $ 4,859,000    $ 5,773,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,834,000    $ 6,505,000
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


See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               JULY 31, 2013


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the inform-ation and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's amended April 30, 2013 annual report on Form 10-K/A. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair present-ation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Restatement--In its previously filed financial statements for the quarter ended July 21, 2013, and included in its quarterly report in Form 10-Q, the Company incorrectly calculated deferred income taxes. Accordingly, the Company has restated its financial statements for the period ended July 31, 2013. The table below reflects the effect of restatement on the Company's financial statements for the quarter.


Net income prior to restatement                 $    654,000
 Recalculated  deferred income taxes            $     20,000
Net income after restatement                    $    674,000


The tables below reflect the effect of restatement of Company's financial statements for the quarter ended July 31, 2013 as described above.


Balance Sheet-July 31, 2013              As Filed   Adjustments    Re-stated

Current Assets:Deferred Income Taxes  $   633,000   $   633,000  $        -
Current Liabilities:Deferred Income Taxes      -    $   414,000  $   414,000
Stockholders' Equity                  $32,441,000   $(1,047,000) $31,394,000

Income Statement-July 31, 2013
Deferred tax (benefit) expense        $   (28,000)  $   (20,000) $   (48,000)
Net Income                            $   654,000   $    20,000  $   674,000

Statement of Cash Flows-July 31, 2013
Net income                            $   654,000   $    20,000  $   674,000
Deferred Income taxes                 $   (28,000)  $   (21,000) $   (49,000)
Accounts receivable                   $   149,000   $     1,000  $   150,000

Statement of Comprehensive Income-July 31, 2013
Net income                            $   654,000   $    20,000  $   674,000
Comprehensive income                  $   640,000   $    20,000  $   660,000


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
                                                       ============


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2013            2012
                                             ---------------------------
Net revenue:
     Security alarm products                   2,276,000      2,228,000
     Other products                              394,000        314,000
                                             ------------   ------------
Total net revenue                            $ 2,670,000    $ 2,542,000

Income from operations:
     Security alarm products                     618,000        465,000
     Other products                              107,000         65,000
                                             ------------   ------------
Total income from operations                 $   725,000    $   530,000

Identifiable assets:
     Security alarm products                   3,575,000      3,372,000
     Other products                              788,000      1,182,000
     Corporate general                        28,746,000     27,557,000
                                             ------------   ------------
Total assets                                 $33,109,000    $32,111,000

Depreciation and amortization:
     Security alarm products                       4,000          6,000
     Other products                               28,000         32,000
     Corporate general                             5,000          4,000
                                             ------------   ------------
Total depreciation and amortization          $    37,000    $    42,000

Capital expenditures:
     Security alarm products                       8,000          1,000
     Other products                                  --          35,000
     Corporate general                            14,000            --
                                             ------------   ------------
Total capital expenditures                   $    22,000    $    36,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2013
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    674,000
                                   =============
Basic EPS                          $    674,000       5,033,843   $  0.1339
Effect of dilutive Convertible
    Preferred Stock                         --           20,500     (0.0005)
                                   -------------  --------------  ----------
Diluted EPS                        $    674,000       5,054,343   $  0.1334



                                   For the three months ended July 31, 2012
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    436,000
                                   =============
Basic EPS                          $    436,000       5,042,550   $  0.0865
Effect of dilutive Convertible
     Preferred Stock                        --           20,500     (0.0004)
                                   -------------  --------------  ----------
Diluted EPS                        $    436,000       5,063,050   $  0.0861


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


                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached con-densed consolidated financial statements, and with the Company's amended audited financial statements and discussion for the fiscal year ended April 30, 2013.

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

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2013           2012
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 30,514,000   $ 29,700,000
Current ratio
  (current assets / current liabilities)            19.81         22.460
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                    18.45         20.590


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

                        George Risk Industries, Inc.
                                (Registrant)


Date 08-06-2014               By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Financial Officer and
                              Chariman of the Board