Form 10-Q/A
period 2013-10-31
RISK GEORGE INDUSTRIES INC
filed 2014-08-11
CIK 84112

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of August 7, 2014 was 5,029,775.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2013, are attached hereto.

Explanatory Note

This Amendment No. 1 to the quarterly Report on Form 10-Q of George Risk Industries, Inc. (GRI), (the "Company") for the quarter ended October 31, 2013 is being filed to amend the financial information contained in the Manage-ment's Discussion and Analysis of Financial Condition and Plan of Operation and the financial statements on Form 10-Q for quarter ended October 31, 2013 which was filed with the Securities and Exchange Commission ("SEC") on December 13, 2013, the <"Form 10-Q").

In its previously filed financial statements for the quarter ended October 31, 2013, the Company misstated the deferred taxes due to an error in the cal-culation. The Company has restated its financial statements for the period ended October 31, 2013 to reflect the proper adjustments.

Except as described above, no other parts of the 10-Q are being amended.


                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS


                                              October 31,     April 30,
                                                 2013           2013
                                             ------------   ------------
                                              (unaudited)    As Amended
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 4,922,000    $ 4,859,000
     Investments and securities               23,012,000     22,208,000
     Accounts receivable:
        Trade, net of $7,399 and $4,126
          doubtful account allowance           1,901,000      1,915,000
        Other                                      1,000          1,000
     Note receivable, current                      4,000          5,000
     Income tax overpayment                      183,000        347,000
     Inventories                               2,042,000      2,074,000
     Prepaid expenses                            108,000         60,000
                                            ------------   ------------
Total Current Assets                         $32,173,000    $31,469,000

Property and Equipment, net, at cost             669,000        701,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   238,000        238,000
     Projects in process                          39,000         45,000
     Note receivable                                   0          2,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   278,000    $   286,000

TOTAL ASSETS                                 $33,120,000    $32,456,000
                                             ============   ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              October 31,     April 30,
                                                 2013           2013
                                             ------------   ------------
                                              (unaudited)    As Amended

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   141,000    $    68,000
     Dividends payable                           955,000        817,000
     Accrued expenses:
        Payroll and related expenses             212,000        259,000
     Deferred income taxes                       597,000        432,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,905,000    $ 1,576,000

Long-Term Liabilities
     Deferred income taxes                        90,000        133,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    90,000    $   133,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      998,000        743,000
     Retained earnings                        30,953,000     30,806,000
     Treasury stock, 3,470,906 and 3,467,356
        shares, at cost                       (3,511,000)    (3,487,000)
                                             ------------   ------------
Total Stockholders' Equity                   $31,125,000    $30,747,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $33,120,000    $32,456,000
                                             ============   ============

See the companying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                            INCOME STATEMENTS

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2013         2013          2012         2012
                         ---------------------------------------------------
Net Sales                $ 2,920,000  $ 5,590,000   $ 2,569,000  $ 5,111,000
Less: cost of goods sold  (1,308,000)  (2,592,000)   (1,289,000)  (2,645,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,612,000  $ 2,998,000   $ 1,280,000  $ 2,466,000

Operating Expenses:
  General and
    administrative           177,000      361,000       215,000      417,000
  Sales                      423,000      883,000       433,000      858,000
  Engineering                 13,000       25,000        21,000       38,000
  Rent paid to related
    parties                    5,000       10,000        11,000       23,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   618,000  $ 1,279,000   $   680,000  $ 1,336,000

Income From Operations       994,000    1,719,000       600,000    1.130,000

Other Income (Expense)
  Other                            0        2,000         6,000       19,000
  Dividend and interest
    income                   141,000      307,000       163,000      366,000
  Gain (loss) on
    investments              121,000      139,000        94,000      (57,000)
  Gain (loss) on sale
    of assets                127,000      127,000             0            0
                         ------------ ------------  ------------ ------------
                         $   389,000  $   575,000   $   263,000  $   328,000

Income Before Provisions
  for Income Tax           1,383,000    2,294,000       863,000    1,458,000

Provisions for Income Tax
  Current expense           (413,000)    (699,000)     (235,000)    (456,000)
  Deferred tax benefit
    (expense)                 13,000       62,000       (35,000)      27,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (400,000) $  (637,000)   $ (270,000) $  (429,000)

Net Income               $   983,000  $ 1,657,000   $   593,000  $ 1,029,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.30
    per share)           $(1,510,000) $(1,510,000)
  Common Stock ($0.28
    per share)                                      $(1,411,000) $(1,411,000)

Income Per Share of Common Stock:
    Basic                      $0.20        $0.33         $0.12        $0.20
    Assuming Dilution          $0.19        $0.33         $0.12        $0.20

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,032,109    5,032,976     5,037,348    5,039,949

See the accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2013         2013          2012         2012
                         ----------------------------------------------------
Net Income               $    983,000  $ 1,657,000   $   593,000  $ 1,029,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          565,000      532,000       313,000     (142,000)
    Reclassification adjustment
      for gains (losses) included
      in net income         (102,000)     (94,000)      (96,000)     458,000
    Income tax benefit (expense)
      related to other com-
      prehensive income     (194,000)    (183,000)      (91,000)    (132,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   269,000  $   255,000   $   126,000  $   184,000

Comprehensive Income     $ 1,252,000  $ 1,912,000   $   719,000  $ 1,213,000
                         ============ ============  ============ ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                               Six months     Six months
                                                 ended          ended
                                              October 31,    October 31,
                                                  2013           2012
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,657,000    $ 1,029,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 76,000         86,000
     (Gain) loss on sale of investments         (139,000)        57,000
     (Gain) loss on sales of assets             (127,000)             0
     Reserve for bad debts                         3,000         (4,000)
     Reserve for obsolete inventory               40,000         (3,000)
     Deferred income taxes                       (61,000)       (27,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                     11,000         14,000
          Inventories                             (9,000)        95,000
          Prepaid expenses                       (45,000)        92,000
          Income tax overpayment                 164,000              0
       Increase (decrease) in:
          Accounts payable                        73,000         23,000
          Accrued expenses                       (46,000)        41,000
          Income tax payable                           0        (20,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,597,000    $ 1,383,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                        4,000         15,000
  Proceeds from sale of assets                   127,000              0
  (Purchase) of property and equipment           (45,000)       (81,000)
  Proceeds from sale of marketable securities      2,000         78,000
  (Purchase) of marketable securities           (229,000)      (400,000)
  Collections of loans to employees                3,000          3,000
  (Purchase) of treasury stock                   (24,000)       (28,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (162,000)   $  (413,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,372,000)    (1,283,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,372,000)   $(1,283,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $    63,000    $  (313,000)

Cash and cash equivalents, beginning of
  period                                     $ 4,859,000    $ 5,773,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,922,000    $ 5,460,000
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

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for com-plete financial statements. It is suggested that these condensed financial statements be read in conjunction with the amended financial statements and notes thereto included in the Company's April 30, 2013 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.


Restatement - In its previously filed financial statements for the quarter ended October 31, 2013, and included in its quarterly report in Form 10-Q, the Company incorrectly calculated deferred income taxes. Accordingly, the Company has restated its financial statements for the period ended October 31,
2013.   The table below reflects the effect of restatement on the Company's financial statements for the quarter.

    (C)
Balance Sheet                               As filed   Adjustment  As Amended
                                           ----------- ----------  -----------
Current Assets--Deferred income taxes     $   837,000 $ (837,000) $      -
TOTAL ASSETS                              $33,957,000 $ (837,000) $33,120,000
Current Liabilities-Deferred Income taxes $        -  $  597,000  $   597,000
Total Current Liabilities                 $ 1,308,000 $  597,000  $ 1,905,000
Retained earnings                         $32,387,000 (1,434,000) $30,953,000
Total Stockholders' Equity                $32,559,000 (1,434,000) $31,125,000
Total Liabilities and Stockholders'Equity $33,957,000 $ (837,000) $33,120,000

      Three months ended October 31, 2013 Six months ended October 31, 2013
      ----------------------------------- ---------------------------------
      As Filed   Adjustments  As Amended   As Filed  Adjustments As Amended
      --------   -----------  ----------  ---------- ----------- ----------
      INCOME STATEMENT
Current expense
     $ (413,000) $        -  $  (413,000)$  (698,000)$    (1,000) $ (699,000)
Deferred tax benefit/(exp)
     $  400,000  $  (387,000)$    13,000 $   428,000 $  (366,000) $   62,000
Total Income Tax Expense
     $  (13,000) $   387,000 $  (400,000)$  (270,000)$  (367,000) $ (637,000)
Net Income
     $1,370,000  $  (387,000)$   983,000 $ 2,024,000 $  (367,000) $1,657,000

      COMPREHENSIVE INCOME
Net Income
     $1,370,000  $  (387,000)$  $983,000 $ 2,024,000 $  (367,000) $1,657,000
Comprehensive Income
     $1,639,000  $  (387,000)$ 1,252,000 $ 2,279,000 $  (367,000) $1,912,000

     CASH FLOW STATEMENT
Net Income                               $ 2,024,000 $  (367,000) $1,657,000
Deferred income taxes                    $  (428,000)$   367,000  $  (61,000)

Note 2		Marketable Securities

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


Note 3		Inventories

     At October 31, 2013, inventories consisted of the following:

          Raw Materials                                $ 1,471,000
          Work in Process                                  455,000
          Finished Goods                                   321,000
                                                       ------------
                                                       $ 2,247,000
          Less: allowance for obsolete inventory          (205,000)
                                                       ------------
          Net Inventories                              $ 2,042,000
                                                       ============


Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     October 31,
                                                 2013           2012
                                             ---------------------------
Net revenue:
     Security alarm products                   2,494,000      2,246,000
     Other products                              426,000        323,000
                                             ------------   ------------
Total net revenue                            $ 2,920,000    $ 2,569,000

Income from operations:
     Security alarm products                     849,000        525,000
     Other products                              145,000         75,000
                                             ------------   ------------
Total income from operations                 $   994,000    $   600,000

Identifiable assets:
     Security alarm products                   3,690,000      3,400,000
     Other products                              804,000      1,234,000
     Corporate general                        28,626,000     26,688,000
                                             ------------   ------------
Total assets                                 $33,120,000    $31,322,000

Depreciation and amortization:
     Security alarm products                       4,000          6,000
     Other products                               29,000         34,000
     Corporate general                             5,000          4,000
                                             ------------   ------------
Total depreciation and amortization          $    38,000    $    44,000

Capital expenditures:
     Security alarm products                       3,000         11,000
     Other products                               20,000         34,000
     Corporate general                                 0              0
                                             ------------   ------------
Total capital expenditures                   $    23,000    $    45,000


Note 5		Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2013
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  983,000
                                ===========
Basic EPS                       $  983,000        5,032,109    $     0.20
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  983,000        5,052,609    $     0.19


                                 For the six months ended October 31, 2013
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,657,000
                                ===========
Basic EPS                       $1,657,000        5,032,976    $     0.33
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,657,000        5,053,476    $     0.33


                                For the three months ended October 31, 2012
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  593,000
                                ===========
Basic EPS                       $  593,000        5,037,348    $     0.12
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  593,000        5,057,848    $     0.12


                                 For the six months ended October 31, 2012
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,029,000
                                ===========
Basic EPS                       $1,029,000        5,039,949    $     0.20
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,029,000        5,060,449    $     0.20



Note 6		Retirement Benefit Plan

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

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the George Risk Industries' amended audited financial statements and discussion for the fiscal year ended April 30, 2013.

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

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     October 31,
                                                 2013           2012
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 30,268,000   $ 28,980,000
Current ratio
  (current assets / current liabilities)           16.889         23.038
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   15.661         21.278

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

Net income for the quarter ended October 31, 2013 was at $983,000, a 165.76% increase from the corresponding quarter last year, which showed net income of $593,000. Net income for the six months ended October 31, 2013 was $1,657,000, a 161.03% increase from the same period last year. Net income for the six months ended October 31, 2012 was $1,029,000. Earnings per common share for the quarter ended October 31, 2013 were $0.20 per share and $0.33 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2012 were $0.12 per share and $0.20 per share, respectively.

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

                        George Risk Industries, Inc.
                                (Registrant)




Date 08-07-14                 By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Financial Officer and
                              Chariman of the Board