Form 10-Q/A
period 2014-01-31
RISK GEORGE INDUSTRIES INC
filed 2014-08-11
CIK 84112

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of August 8, 2014 was 5,029,775.

Transitional Small Business Disclosure Format:    Yes  [ X ]     No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2014, are attached hereto.


Explanatory Note
----------------
This Amendment No. 1 to the quarterly Report on Form 10-Q of George Risk Industries, Inc.(GRI), (the "Company") for the quarter ended January 31, 2014 is being filed to amend the financial information contained in the Manage-ment's Discussion and Analysis of Financial Condition and Plan of Operation and the financial statements on Form 10-Q for quarter ended January 31, 2014 which was filed with the Securities and Exchange Commission ("SEC") on March 17, 2014 the "Form 10-Q").

In its previously filed financial statements for the quarter ended January 31, 2014, the Company misstated the deferred taxes due to an error in the cal-culation. The Company has restated its financial statements for the period ended January 31, 2014 to reflect the proper adjustments.

Except as described above, no other parts of the 10-Q are being amended.

                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS

                                              January 31,     April 30,
                                                 2014           2013
                                             ------------   ------------
                                              (unaudited)    As Amended
                                   ASSETS
Current Assets
     Cash and cash equivalents               $ 5,174,000    $ 4,859,000
     Marketable securities (Note 2)           23,071,000     22,208,000
     Accounts receivable:
        Trade, net of $8,379 and $4,126
          doubtful account allowance           1,687,000      1,915,000
        Other                                          0          1,000
     Note receivable, current                      2,000          5,000
     Income tax overpayment                      275,000        347,000
     Inventories (Note 3)                      2,121,000      2,074,000
     Prepaid expenses                            232,000         60,000
                                            ------------   ------------
Total Current Assets                         $32,562,000    $31,469,000

Property and Equipment, net at cost          $   632,000    $   701,000

Other Assets
     Investment in Land Limited Partnership,
        at cost                                  238,000        238,000
     Projects in process                          39,000         45,000
     Note receivable                                   0          2,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   278,000    $   286,000

TOTAL ASSETS                                 $33,472,000    $32,456,000
                                             ============   ============

See accompanying notes to the condensed financial statements.


                        GEORGE RISK INDUSTRIES, INC.
                               BALANCE SHEETS
                                              January 31,     April 30,
                                                 2014           2013
                                             ------------   ------------
                                              (unaudited)     As Amended

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   104,000    $    68,000
     Dividends payable                           954,000        817,000
     Accrued expenses
        Payroll and other expenses               203,000        259,000
        Property taxes                             3,000              0
     Deferred income taxes                       537,000        432,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,801,000    $ 1,576,000

Long-Term Liabilities
     Deferred income taxes                        82,000        133,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    82,000    $   133,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      903,000        743,000
     Retained earnings                        31,517,000     30,806,000
     Treasury stock, 3,471,656 and 3,467,356
        shares, at cost                       (3,516,000)    (3,487,000)
                                             ------------   ------------
Total Stockholders' Equity                   $31,589,000    $30,747,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $33,472,000    $32,456,000
                                             ============   ============

See accompanying notes to the condensed financial statements.


                        GEORGE RISK INDUSTRIES, INC.
                             INCOME STATEMENTS
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2014         2014          2013         2013
                         ---------------------------------------------------
Net Sales                $ 2,480,000  $ 8,070,000   $ 2,551,000  $ 7,662,000
Less: cost of goods sold  (1,169,000)  (3,761,000)   (1,031,000)  (3,676,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,311,000  $ 4,309,000   $ 1,520,000  $ 3,986,000

Operating Expenses:
  General and
    administrative           186,000      547,000       200,000      616,000
  Selling                    469,000    1,352,000       443,000    1,302,000
  Engineering                 19,000       45,000        20,000       58,000
  Rent paid to related
    parties                    5,000       14,000        11,000       34,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   679,000  $ 1,958,000   $   674,000  $ 2,010,000

Income From Operations       632,000    2,351,000       846,000    1,976,000

Other Income (Expense)
  Other                            0        4,000        (2,000)      17,000
  Dividend and interest
    income                   222,000      529,000       238,000      605,000
  Gain (loss) on sale of
    investments               38,000      176,000        57,000            0
  Gain (loss) on sale of
    assets                         0      127,000             0            0
                         ------------ ------------  ------------ ------------
                         $   260,000  $   836,000   $   293,000  $   622,000

Income Before Provisions
  for Income Tax             892,000    3,187,000     1,139,000    2,598,000

Provisions for Income Tax
  Current Expense            327,000    1,026,000       330,000      786,000
  Deferred tax expense
    (benefit)                  2,000      (60,000)       19,000       (7,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense     329,000      966,000       349,000      779,000

Net Income               $   563,000  $ 2,221,000   $   790,000  $ 1,819,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.30
    per share)                         (1,510,000)
  Common Stock ($0.50
    per share)                                                    (2,519,000)
  Common Stock ($0.22
    per share)                                       (1,108,000)

Income Per Share of Common Stock (Note 5):
    Basic                      $0.11        $0.44         $0.16        $0.36
    Diluted                    $0.11        $0.44         $0.16        $0.36
Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,031,689    5,032,547     5,035,851    5,038,583
    Diluted                5,052,189    5,053,047     5,056,351    5,059,083

See accompanying notes to the condensed financial statements.


                        GEORGE RISK INDUSTRIES, INC.
                     STATEMENTS OF COMPREHENSIVE INCOME
                                (unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2014         2014          2013         2013
                         ----------------------------------------------------
Net Income               $   563,000  $ 2,221,000   $   790,000  $ 1,819,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period         (121,000)     411,000       488,000      340,000
    Reclassification adjustment
      for (gains) losses     (42,000)    (136,000)      (35,000)     430,000
    Income tax expense related
      to other comprehensive
      income                  68,000     (115,000)     (189,000)    (322,000)
                         ------------ ------------  ------------ ------------
   Other Comprehensive
     Income              $   (95,000) $   160,000   $   264,000  $   448,000

Comprehensive Income     $   468,000  $ 2,381,000   $ 1,054,000  $ 2,267,000
                         ============ ============  ============ ============

See accompanying notes to the condensed financial statements.


                        GEORGE RISK INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                (unaudited)
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2014           2013
                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 2,221,000    $ 1,819,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                114,000        128,000
     (Gain) loss on sale of investments         (176,000)             0
     (Gain) loss on sale of assets              (127,000)             0
     Reserve for bad debts                         4,000         (4,000)
     Reserve for obsolete inventory               20,000         (1,000)
     Deferred income taxes                       (60,000)        (7,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    224,000         (2,000)
          Inventories                            (67,000)        35,000
          Prepaid expenses                      (160,000)        71,000
          Employee receivables                     1,000              0
          Income tax overpayment                  72,000       (407,000)
       Increase (decrease) in:
          Accounts payable                        36,000        (10,000)
          Accrued expenses                       (53,000)       106,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 2,049,000    $ 1,728,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                       (6,000)         8,000
  Proceeds from sale of assets                   127,000              0
  (Purchase) of property/equipment               (47,000)       (95,000)
  Proceeds from sale of marketable securities      4,000         79,000
  (Purchase) of marketable securities           (415,000)      (604,000)
  Collections of loans to employees                5,000          3,000
                                             ------------   ------------
Net cash provided by (used in) investing
  activities                                 $  (332,000)   $  (609,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,373,000)    (2,290,000)
  (Purchase) of treasury stock                   (29,000)       (36,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,402,000)   $(2,326,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   315,000    $(1,207,000)

Cash and cash equivalents, beginning of
  period                                     $ 4,859,000    $ 5,773,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,174,000    $ 4,566,000
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

Restatement - In its previously filed financial statements for the quarter ended January 31, 2014, and included in its quarterly report in Form 10-Q, the Company incorrectly calculated deferred income taxes. Accordingly, the Company has restated its financial statements for the period ended January 31,
2014.   The table below reflects the effect of restatement on the Company's financial statements for the quarter.

BALANCE SHEET                               As filed   Adjustment  As Amended
                                          ----------- ----------  -----------
Current Assets--Deferred income taxes     $   759,000 $ (759,000) $      -
TOTAL ASSETS                              $34,231,000 $ (759,000) $33,472,000
					  =========== =========== ===========

Current Liabilities-Deferred Income taxes $        -  $  537,000  $   537,000
Total Current Liabilities                 $ 1,264,000 $  537,000  $ 1,801,000
					  =========== =========== ===========

Retained earnings                         $32,813,000 (1,296,000) $31,517,000
Total Stockholders' Equity                $32,885,000 (1,296,000) $31,589,000
					  =========== =========== ===========

Total Liabilities and Stockholders'Equity $34,231,000 $ (759,000) $33,472,000
					  =========== =========== ===========


INCOME STATEMENT

    Three months ended January 31, 2014  Nine months ended January 31, 2014
    -----------------------------------  ----------------------------------
      As Filed   Adjustments  As Amended   As Filed  Adjustments As Amended
      --------   -----------  ----------  ---------- ----------- ----------
Deferred Tax Benefit/(Expense)
     $  138,000  $  (136,000) $    2,000  $ (290,000) $ 230,000  $  (60,000)
Total Income Tax Expense
     $  465,000  $  (136,000) $  329,000  $  736,000  $ 230,000  $  966,000
Net Income
     $  427,000  $   136,000  $  563,000  $2,451,000  $(230,000) $2,221,000
     =========== ============ =========== =========== ========== ===========

COMPREHENSIVE INCOME
Net Income
     $  427,000  $   136,000  $  563,000  $2,451,000  $(230,000) $2,221,000
Unrealized Gain/(Loss)
     $ (121,000) $    47,000  $  (74,000) $  411,000  $      -   $  411,000
Reclassification Adjustment
     $  (42,000) $   (48,000) $  (90,000) $ (136,000) $      -   $ (136,000)
Income tax expense related to other income
     $   68,000  $     1,000  $   69,000  $ (115,000) $      -   $ (115,000)
Comprehensive Income
     $  332,000  $   136,000  $  468,000  $2,611,000  $(230,000) $2,381,000
     =========== ============ =========== =========== ========== ===========

CASH FLOW STATEMENT

Net Income                                $2,451,000  $(230,000) $2,221,000
Deferred income taxes                     $ (290,000) $ 230,000  $  (60,000)
					  =========== ========== ===========


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


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     January 31,
                                                 2014           2013
                                             ---------------------------
Net revenue:
     Security alarm products                   1,955,000      2,211,000
     Other products                              525,000        340,000
                                             ------------   ------------
Total net revenue                            $ 2,480,000    $ 2,551,000

Income from operations:
     Security alarm products                     498,000        730,000
     Other products                              134,000        116,000
                                             ------------   ------------
Total income from operations                 $   632,000    $   846,000

Identifiable assets:
     Security alarm products                   3,028,000      3,508,000
     Other products                            1,297,000      1,163,000
     Corporate general                        29,147,000     26,701,000
                                             ------------   ------------
Total assets                                 $33,472,000    $31,372,000

Depreciation and amortization:
     Security alarm products                       4,000          6,000
     Other products                               29,000         33,000
     Corporate general                             5,000          4,000
                                             ------------   ------------
Total depreciation and amortization          $    38,000    $    43,000

Capital expenditures:
     Security alarm products                           0              0
     Other products                                    0          2,000
     Corporate general                             2,000         12,000
                                             ------------   ------------
Total capital expenditures                   $     2,000    $    14,000



Note 5    Earnings per Share

     Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  563,000
                                ===========
Basic EPS                       $  563,000        5,031,689    $    0.112
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  563,000        5,052,189    $    0.111

                                 For the nine months ended January 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $2,221,000
                                ===========
Basic EPS                       $2,221,000        5,032,547    $    0.441
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $2,221,000        5,053,047    $    0.441


                                For the three months ended January 31, 2013
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  790,000
                                ===========
Basic EPS                       $  790,000        5,035,851    $    0.157
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  790,000        5,056,351    $    0.156

                                 For the nine months ended January 31, 2013
                                --------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,819,000
                                ===========
Basic EPS                       $1,819,000        5,038,583    $    0.361
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,819,000        5,059,083    $    0.360



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

The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2014           2013
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 30,761,000   $ 28,934,000
Current ratio
  (current assets / current liabilities)           18.080         21.205
Quick ratio
  ((cash + investments+ AR) / current
      liabilities)                                 16.620         19.425


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

Net income for the quarter ended January 31, 2014 was $563,000, which is a 28.74% decrease from the corresponding quarter last year, which showed a net gain of $790,000. Net income for the nine months ended January 31, 2014 was $2,221,000, a 22.1% increase from the same period last year. Net income for the nine months ended January 31, 2013 was $1,819,000. Earnings per common share for the quarter ended January 31, 2014 was $0.11 per share and $0.44 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2013 was $0.16 per share and $0.36 per share, respectively.


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

                        George Risk Industries, Inc.
                                (Registrant)




Date 08-08-2014               By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Financial Officer and Chairman
                              of the Board