Form 10-K
period 2014-04-30
RISK GEORGE INDUSTRIES INC
filed 2014-08-13
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              Form 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended April 30, 2014
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

                Commission File Number: 000-05378

                  George Risk Industries, Inc.
                  ____________________________

        (Exact Name of registrant as specified in its charter)
            Colorado                        84-0524756
            ________                        __________
  (State of  incorporation)          (IRS Employer Identification No.)

         802 South Elm
          Kimball, NE                         69145
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

The aggregate market value, as of August 13, 2014, of the common stock (based on the average of the bid and asked prices of the shares on the OCTBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $14,176,421.


The number of outstanding shares of the common stock as of August 13, 2014 was 5,029,775.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements to conform these statements to actual results except as required by applicable law,including the securities laws of the United States.

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


Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. Our security burglar alarm products comprise approximately 85 percent of net revenues and are sold through distributors and alarm dealers/installers.

The security segment has approximately 1,000 customers. One of the distributors, ADI (which is a division of Honeywell International)accounts for approximately 39 percent of the company's sales of these products. Tri-Ed Distribution accounts for another 12 percent of company sales. Loss of these distributors would be significant to the company. However, both companies have purchased from the company for many years and are expected to continue. Also, the company has obtained a written agreement with ADI. This agreement was signed in February 2011 and initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

The keyboard segment has approximately 800 customers. Keyboard products are sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.


Competition

The company has intense competition in the keyboard and burglar alarm lines.

The burglar alarm segment has approximately eight major competitors. The company competes well based on price, product design, quality, customization, and prompt delivery.

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

Employees

GRI has approximately 165 employees.


Item 2  Properties

The company owns the manufacturing and some of the office facilities. Total square footage of the plant in Kimball, Nebraska is approximately 42,500 sq. ft. Additionally, the company leases 15,000 square feet for $1,535 per month with Bonnie Risk. Bonnie Risk is a director of the company.

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leased manufacturing facilities until July 2005. During the first quarter of fiscal year end 2006, the company purchased a building that is 7,200-sq. ft. in size. Currently, there are 30 employees at the Gering site.


Item 3  Legal Proceedings
None.


Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.

Part II


Item 5	Market for the Registrant's Common Equity and Related
 Stockholders' Matter

Principal Market

The company's Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information


2014 Fiscal Year
                           High                  Low

May 1-July 31              7.90                  6.92
August 1-October 31        9.00                  7.70
November 1-January 31      9.04                  7.87
February 1-April 30        9.00                  7.32





2013 Fiscal Year
                           High                  Low

May 1-July 31              6.20                  5.02
August 1-October 31        7.24                  5.76
November 1-January 31      7.59                  6.55
February 1-April 30        7.40                  6.60




On September 30, 2013, a dividend of $.30 per common share was declared for the fiscal year ended April 30, 2014.

For the prior fiscal year, a dividend of $0.28 per common share was declared on September 30, 2012 and an additional dividend of $0.22 per common share was declared on December 16, 2012 for a total dividend payout of $0.50 per common share.

The number of holders of record of the company's Class A Common Stock as of April 30, 2014, was approximately 1,200.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI's common stock made on a quarterly basis:


2014 Fiscal Year         Number of shares repurchased

May 1-July 31                  1,850
August 1-October 31            1,700
November 1-January 31            750
February 1-April 30            1,050




2013 Fiscal Year         Number of shares repurchased

May 1-July 31                      0
August 1-October 31            5,574
November 1-January 31          1,500
February 1-April 30                0



There are still approximately 350,000 shares available to be repurchased under the current resolution.

Item 6 Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
__________________

George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industry's widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and are sold worldwide through distributors, who in turn sell these products to security installing companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 13.7% of revenues for fiscal year 2014 and 6.3% for 2013.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The company has substantial marketable securities holdings and these holdings have a material impact on the financial results. For the fiscal year ending April 30, 2014, other income accounted for 23.10% of income before income taxes. In comparison, other income accounted for 31.66% of the income before income taxes for the year ending April 30, 2013. Management's philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. And over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

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

Liquidity and Capital Resources
_______________________________

Operating
Net cash increased $1,013,000 during the year ended April 30, 2014 compared to a decrease of $914,000 during the year ended April 30, 2013. Accounts receivable increased $119,000 during the current year and showed a $244,000 increase in the prior year. The increase in cash flow from accounts receivable is a reflection of increased sales and stronger attention to collections. At April 30, 2014, 75.47% of the receivables were less than 45 days and less than 1% were over 90 days. In comparison, 69.77% of the receivables were considered current (less than 45 days) and 0.43% of the total were over 90 days past due for the prior year during the same period.

Inventories increased by $159,000 in fiscal year ended April 30, 2014 while the prior period showed a decrease of $277,000 at year end.

Prepaid expenses increased by a net of $72,000 in the current year and decreased by $80,000 for the year ended April 30, 2013, primarily due to prepaid orders for parts not yet received at year end.

For the year ended April 30, 2014, accounts payable increased by $41,000 as compared to a decrease of $28,000 for the same period the year before. The change in cash in regards to accounts payable is largely based on timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses increased $19,000 for the year ended April
30, 2014, primarily due to timing of personnel related items. Income taxes payable increased for the year ended April 30, 2014, up $379,000 from the prior year due in part to the gain on the sale of the company airplane, sale of investments, and the elimination of the loss carry forward from prior years.

Investing
As for our investment activities, $81,000 was spent on purchases of property and equipment during the current fiscal year, compared to $104,000 during the year ended April 30, 2013. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2014 was $620,000 and $760,000 was spent for the corresponding period last year. Conversely, net proceeds from the sale of marketable securities for the year ended April 30, 2014 were $5,000 and $89,000 for the same period last year.
We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2014, the Company purchased $38,000 of treasury stock and $36,000 was bought back for the year ended April 30, 2013. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last nine fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

As for investment activities, a net amount of $4,000 was spent on other assets manufactured for the year ended April 30, 2014, while $1,000 was capitalized on these activities during the prior year. Additionally, the company airplane was sold during the year ended April 30, 2014 with proceeds from that sale amounting to $127,000.

Financing
Cash used in financing activities were $1,374,000 for the year ended April 30, 2014, which mostly consisted of dividends paid. The company declared a dividend of $0.30 per share of common stock on September 30, 2013 for the current year, while a $0.28 per share of common stock dividend September 30, 2012 and a dividend of $0.22 per share of common stock on December 16, 2012 were issued in the prior year.

Results of Operations
_____________________

GRI completed the fiscal year ending April 30, 2014, with a net profit of 28.31% of net sales. Net sales were at $11,025,000, up 4.9% over the previous year.
The slight increase in sales is a result of continued quality service and a price increase implemented in January, 2014. Cost of goods sold was 44.46% of net sales for the year ended April 30, 2014 and 48.42% for the same period last year. Management continues to keep labor and other manufacturing expenses in check, therefore keeping the cost of goods sold percentage in the desired range of 45 to 50%.

Operating expenses were 23.66% of net sales for the year ended April 30, 2014 as compared to 25.91% for the corresponding period last year. Management's goal is to keep the operating expenses around 30% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2014 was at $3,514,000, which is a 30.24% increase from the corresponding period last year, which had income from operations of $2,698,000.

Other income and expense results for the fiscal year ended April 30, 2014 produced a gain of $1,055,000. This is in comparison to a gain of $1,250,000 for the fiscal year ended April 30, 2013. Dividend and interest income was $668,000, which was down 15.34% for the year. Dividend and interest expense at April 30, 2013 was $789,000. Gains on investments for the current fiscal year were $384,000, which is a 16.52% decrease over the prior year. Gains on investments for the fiscal year ending April 30, 2013 were $460,000.

Net income for the year ended April 30, 2014 was $3,122,000, which is up dramatically from the prior year, which produced a net gain of $2,721,000. Earnings per common share for the year ended April 30, 2014 was $0.62 per share. EPS for the year ended April 30, 2013 was $0.54 per share.

Management expects sales to stay steady for the fiscal year ending April 30, 2015. The company's main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry's performance has improved, the company's sales have also improved in relation to the economy. We are always researching and developing new products that will help our sales increase. While we were not successful in launching the anticipated new products in fiscal year 2014, we continue to work toward a new release date for those products, and to search for products that complement our current offerings.

At April 30, 2014, working capital increased 7.03% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company's quick ratio decreased to 14.565 for the year ended April 30, 2014 compared to 18.390 for the year ended April 30, 2013, reflecting a strong position in ability to meet capital needs as they arise.

New product development

The GRI Engineering department continues to develop enhancements to our existing products as well as to develop new products that will continue to secure our position in the industry.

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

We are working on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

Our molding department is working on new molds for enhancements to our new Current Controller and a 29-series switch. The new versions of the Current Controller will allow the user to control more lights with a single controller or to handle higher voltage applications for use overseas.

We continue to research the possibilities of fuel level sensing and how that may also serve other agricultural based needs. Several companies from around the world have been looking for ways to secure fuel tanks and trucks. Our emphasis would be in ways to safely monitor fuel levels and report tampering.

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

Marketable securities-The Company has investments in publicly traded equity securities, state and municipal debt securities, and hedge funds. The invest-ments in securities are classified as available-for-sale securities, and are reported at fair value. The investments in hedge funds are reported at cost. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder's equity. Dividend and interest income are reported as earned.

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

Inventories-Inventories are valued at the lower of cost or market value. Costs are determined using the average cost-pricing method. The company uses standard costs to price its manufactured inventories, approximating average costs. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company's overhead expenses are applied, based in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations and actual results could differ from those estimates.

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

Related Party Transactions - The Company leases a building from Bonnie Risk.
Ken Risk was the Chairman of the Board and President and CEO of the company until his death in February 2013. Bonnie Risk is Ken's wife, who is a director and an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2014 and 2013.

The company also leased its airplane from former President and CEO Ken Risk, who was also a majority stockholder, on a month-to-month basis requiring payments of $2,250. Airplane lease expenses charged to operations for the fiscal year ended April 30, 2013 were $22,500. During the year ended April 30, 2000, the Company paid $210,000 and the former President/CEO contributed the airplane in trade for another airplane. The Company and this officer jointly owned the airplane. The airplane was sold during the year ended April 30, 2014.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $3,879,000 for the year ended April 30, 2014 and $3,350,000 for the year ended April 30, 2013. The Company also received interest income from FirsTier Bank in the amount of $1,500 for the year ended April 30, 2014 and $2,000 for the year ended April 30, 2013.

Item 8  Financial Statements


        Index to Financial Statements
       George Risk Industries, Inc.



Page

Independent Auditor's Report                      13

Balance Sheets April 30, 2014 and 2013            14

Statements of Income
  For the Years Ended April 30, 2014 and 2013     16

Statements of Comprehensive Income
  For the Years Ended April 30, 2014 and 2013     17

Statement of Changes in Stockholders' Equity
  For the Years Ended April 30, 2014 and 2013     18

Statements of Cash Flows
  For the Years Ended April 30, 2014 and 2013     19

Notes to Financial Statements                     21

     Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheets of George Risk Industries, Inc. as of April 30, 2014 and 2013, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2014. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two year period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.


/s/ Haynie & Company


Littleton, Colorado
August 13, 2014




                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2014 and 2013

                                                    2014              2013
                                                    ____              ____
                                                                   As Amended
                                                                   __________

ASSETS
Current Assets
 Cash and cash equivalents                      $  5,872,000     $  4,859,000
 Investments and securities                       23,904,000       22,208,000
 Accounts receivable:
 Trade, net of $4,500 and $4,000 doubtful
  account allowance for 2014 and 2013,
   respectively                                    2,034,000        1,915,000
 Other                                                 3,000            1,000
 Note receivable, current                                  -            5,000
 Income tax overpayment                                    -          347,000
 Inventories                                       2,233,000        2,074,000
 Prepaid expenses                                    132,000           60,000
                                                 ____________     ____________
Total Current Assets                            $ 34,178,000     $ 31,469,000

Property and Equipment, net, at cost                 625,000          701,000

Other Assets
 Investment in Limited Land Partnership,
  at cost                                            238,000          238,000
 Projects in process                                  41,000           45,000
 Note receivable                                           -            2,000
 Other                                                 1,000            1,000
                                                ____________     ____________

Total Other Assets                              $    280,000     $    286,000

TOTAL ASSETS                                    $ 35,083,000     $ 32,456,000
                                                ____________      ___________
                                                ____________      ___________


See accompanying notes to financial statements.




                George Risk Industries, Inc.
                    Balance Sheets
               As of April 30, 2014 and 2013



             Liabilities and Stockholders' Equity
                                                      2014              2013
                                                      ____              ____
                                                                    As Amended
                                                                    __________
Current Liabilities
 Accounts payable, trade                              $  109,000    $    68,000
 Dividends payable                                       953,000        817,000
 Accrued expenses:
  Payroll and related expenses                           278,000        259,000
 Income tax payable                                       75,000              -
 Deferred income taxes                                   769,000        432,000
                                                      __________    ___________
   Total Current Liabilities                          $2,184,000    $ 1,576,000

Long-Term Liabilities
 Deferred income taxes                                   100,000        133,000
                                                      ___________   ___________
   Total Long-Term Liabilities                        $  100,000    $   133,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000        99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,881 shares issued              850,000       850,000
 Additional paid-in capital                             1,736,000     1,736,000
 Accumulated other comprehensive income                 1,222,000       743,000
 Retained earnings                                     32,417,000    30,806,000
 Less: treasury stock,3,472,706 and
    3,467,356 shares, at cost                          (3,525,000)   (3,487,000)
                                                      ___________   ___________
   Total Stockholders' Equity                         $32,799,000   $30,747,000
                                                      ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $35,083,000   $32,456,000
                                                      ___________   ___________
                                                      ___________   ___________




See accompanying notes to financial statements.




                 George Risk Industries, Inc.
                    Income Statements
        For the Years Ended April 30, 2014 and 2013

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2014    Apr 30, 2013
                                       ___________     As Amended
                                                      ____________

Net Sales                              $11,025,000     $10,510,000
Less: Cost of Goods Sold                (4,902,000)     (5,089,000)
                                       ___________     ___________
Gross Profit                           $ 6,123,000     $ 5,421,000

Operating Expenses:
  General and Administrative               728,000         790,000
  Sales                                  1,806,000       1,821,000
  Engineering                               56,000          71,000
  Rent Paid to Related Parties              19,000          41,000
                                       ___________     ___________
Total Operating Expenses               $ 2,609,000     $ 2,723,000

Income From Operations                   3,514,000       2,698,000

Other Income (Expense)
 Other                                           -           4,000
 Interest Expense                           (8,000)         (3,000)
 Dividend and Interest Income              668,000         789,000
 Gain on Investments                       384,000         460,000
 Gain on Sale of Assets                     11,000               -
                                       ___________     ___________
                                       $ 1,055,000     $ 1,250,000

Income  Before  Provisions  for
 Income Taxes                            4,569,000       3,948,000

Provision for Income Taxes
 Current Expense                         1,488,000       1,000,000
 Deferred tax (benefit) expense            (41,000)        227,000
                                       ___________     ___________
 Total Income Tax Expense                1,447,000       1,227,000

Net Income                             $ 3,122,000     $ 2,721,000


Basic and Diluted Earnings Per Share
of Common Stock:                       $      0.62     $      0.54


Weighted Average Number of
 Common Shares Outstanding               5,032,117       5,037,837



See accompanying notes to financial statements.




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                  For the Years Ended April 30, 2014 and 2013

                                            Year           Year
                                           Ended           Ended
                                        Apr 30,2014     Apr 30, 2013
                                        ___________      As Amended
                                                        ____________

Net Income                               $ 3,122,000     $ 2,721,000
                                         ___________     ___________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                   1,047,000         736,000
 Reclassification adjustment for
   (gains) losses included in net income    (224,000)         62,000
 Income tax expense related to other
   comprehensive income                     (344,000)       (333,000)
                                         ___________      __________

Other Comprehensive Income                   479,000         465,000

Comprehensive Income                     $3,601,000      $ 3,186,000
                                         __________      ___________
                                         __________      ___________


See accompanying notes to financial statements.



                  George Risk Industries, Inc.
              Statements of Stockholders' Equity
           For the Years Ended April 30, 2014 and 2013


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount



Balances, April 30,
 2012                     4,100     $ 99,000    8,502,881    $850,000

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.50 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2013                     4,100       99,000    8,502,881     850,000
                       ________     ________    _________    ________

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.50 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2014                     4,100     $ 99,000    8,502,881    $850,000

                       ________     ________    _________    ________
                       ________     ________    _________    ________




See accompanying notes to financial statements.



                  George Risk Industries, Inc.
          Statements of Changes in Stockholders' Equity
           For the Years Ended April 30, 2014 and 2013

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive     Retained
          ______________
Capital     Shares      Amount      Income         Earnings     Total



$ 1,736,000 3,460,282 $ (3,451,000) $  278,000   $30,603,000  $30,115,000

         -      7,074      (36,000)          -             -      (36,000)



         -          -            -           -     (2,518,000)  (2,518,000)


         -          -            -      465,000             -      465,000

         -          -            -            -     2,721,000    2,721,000
__________  _________  ___________  ___________   ___________  ___________


 1,736,000  3,467,356   (3,487,000)     743,000    30,806,000   30,747,000
__________  _________  ___________  ___________   ___________  ___________

         -      5,350      (38,000)           -             -      (38,000)



         -          -            -            -    (1,511,000)  (1,511,000)


         -          -            -      479,000             -      479,000

         -          -            -            -     3,122,000    3,122,000
__________  _________  ___________  ___________   ___________  ___________
$1,736,000  3,472,706  $(3,525,000) $ 1,222,000   $32,417,000  $32,799,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________



See accompanying notes to financial statements.


                   George Risk Industries, Inc.
                     Statements of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2014    Apr 30, 2013
                                       ___________     As Amended
                                                      ____________
Cash Flows from Operating Activities:
Net income                              $3,122,000    $2,721,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            156,000       174,000
   (Gain) loss on sale of investments     (257,000)     (460,000)
   (Gain) on sale of property and
     equipment                            (127,000)            -
   Bad debt expense                              -        (2,000)
   Reserve for obsolete inventory           17,000             -
   Deferred income taxes                   (40,000)      227,000
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                  (118,000)     (244,000)
     Inventories                          (177,000)      277,000
     Prepaid expenses                      (65,000)       80,000
     Employee receivables                   (2,000)       (1,000)
     Income tax overpayment                      -      (593,000)
    Increase (decrease) in:
     Accounts payable                       41,000       (28,000)
     Accrued expense                        19,000        47,000
     Income tax payable                    422,000             -
                                        __________    __________
    Net cash provided by (used in)
     operating activities               $2,991,000   $ 2,198,000
                                        __________    __________

Cash Flows From Investing Activities:
 Other assets manufactured and purchased    (4,000)        1,000
 Proceeds from sale of assets              127,000             -
 (Purchase) of property and equipment      (81,000)     (104,000)
 Proceeds from sale of marketable
  securities                                 5,000        89,000
 (Purchase) of marketable securities      (620,000)     (760,000)
 (Purchase) of long-term investment              -       (10,000)
 (Loans) made to employees                       -        (3,000)
 Collections of loans to employees           7,000         5,000
 (Purchase) of treasury stock              (38,000)      (36,000)
                                        __________    __________
    Net cash provided by (used in)
     investing activities                $(604,000)   $ (818,000)
                                        __________    __________
Cash Flows From Financing Activities:
 Principal payments on long-term debt            -        (4,000)
 Dividends paid                         (1,374,000)   (2,290,000)
                                        __________    __________
   Net cash provided by (used in)
    financing activities               $(1,374,000)  $(2,294,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                     $ 1,013,000   $  (914,000)
                                        __________    __________
                                        __________    __________

See accompanying notes to financial statements

Cash and Cash Equivalents, beginning
 of period                             $ 4,859,000    $ 5,773,000

Cash and Cash Equivalents,
 end of period                         $ 5,872,000    $ 4,859,000
                                        __________    ___________
                                        __________    ___________
Supplemental Disclosure for Cash
 Flow Information:
  Cash Payments for:
   Income taxes paid                   $ 1,350,000    $ 1,607,000
   Interest expense                    $     8,000    $     3,000


  Cash receipts for:
   Income taxes                        $   223,000    $    19,000




See accompanying notes to financial statements

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2014

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

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The company has recorded an allowance for doubtful accounts of $4,500 for the year ended April 30, 2014 and $4,000 for the year ended April 30, 2013. For the fiscal year ended April 30, 2014 bad debt expense was a net credit of $321 due to bad debt recoveries during the year. For the fiscal year ended April 30, 2013, bad debt expense was a net credit of $1,926.


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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:



        Classification              Useful Life     2013      2012
                                     in Years       Cost      Cost

        Dies, jigs, and molds          3-7        $1,599,000  $1,570,000
        Machinery and equipment        5-10        1,176,000   1,137,000
        Furniture and fixtures         5-10          147,000     147,000
        Leasehold improvements         5-32          189,000     178,000
        Buildings                       20           658,000     658,000
        Automotive and aircraft        3-5            89,000     411,000
        Software                       2-5           140,000     139,000
        Land                           N/A            13,000      13,000
                                                  __________  __________
        Total                                      4,011,000   4,253,000
        Accumulated depreciation                  (3,386,000) (3,552,000)
                                                  __________  __________
        Net                                       $  625,000  $  701,000
                                                  __________  __________
                                                  __________  __________


Depreciation expense of $156,000 and $174,000 were charged to operations for the years ended April 30 2014 and 2013, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and included in selling expenses. Advertising expense amounted to $217,000 and $243,000 for the years ended April 30, 2014 and 2013, respectively.

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

Segment Reporting and Related Information-The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2014, the Company operated in two segments organized by security line products and all other products. See Note 9 for further segment information disclosures.

Reclassifications-Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due to those reclassifications.

Recently Issued Accounting Pronouncements- In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unreconized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). The objective of this update is to eliminate the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. ASU 2013-11 is effective for fiscal years, and inerim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within theat year. The Company is evaluating the impact of this update on the Company's financial statements.


2.    INVENTORIES
Inventories at April 30, 2014 and 2013 consisted of the following:



                                                   2014        2013
                                                __________   __________

    Raw materials                               $1,575,000   $1,552,000
    Work in process                                509,000      412,000
    Finished goods                                 331,000      275,000
                                                __________   __________
                                                 2,415,000    2,239,000
                                                __________

    Less: allowance for obsolete inventory        (182,000)    (165,000)
                                                __________   __________
    Totals                                      $2,233,000   $2,074,000
                                                __________   __________
                                                __________   __________

3.      INVESTMENTS
The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, money markets, certificates of deposits and hedge funds. The investment in securities, which include all investments except for the hedge funds, are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between May 2014 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

The Company has elected to record the investments in hedge funds at cost due to the small ownership percentage. These investmens are reported at an aggregate carrying amount of $727,000, as of April 30, 2014. Additionally, the investments have been evaluated for impairment and have been determined to not be impaired as of April 30, 2014.

As of April 30, 2014, investments consisted of the following:

		                        Gross	    Gross
	                  Cost	        Unrealized  Unrealized	 Reported
	                  Basis	        Gains	    Losses	 Value
Municipal bonds	         $ 6,771,000	$  199,000   $   (60,000) $ 6,910,000
Corporate bonds          $    30,000    $    1,000   $         -  $    31,000
REITs   	         $    56,000	$    9,000   $         -  $    65,000
Hedge Funds              $   727,000    $        -   $         -  $   727,000
Equity securities	 $12,103,000	$2,070,000   $  (120,000) $14,053,000
Money Markets and CDs	 $ 2,118,000	$        0   $         0  $ 2,118,000
Total	                 $21,805,000	$2,279,000   $  (180,000) $23,904,000


The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an other-than-temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $18,000 for the year ended April 30, 2014 and $20,000 for the year ended April 30, 2013.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2014.

	            Less than 12 months	        12 months or greater	                  Total

Description	    Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	 Fair Value	Unrealized Loss
Municipal bonds	    $1,219,000	$  (33,000)	$  519,000	$  (27,000)	 $1,738,000	$   (60,000)
Equity securities   $1,682,000	$ (101,000)	$  118,000	$  (19,000)	 $1,800,000	$  (120,000)
Total	            $2,901,000	$ (134,000)	$  637,000	$  (46,000)	 $3,538,000	$  (180,000)


Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2014.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings, and does not consider these investments to be other-than -temporarily impaired at April 30, 2014.

4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $10,000 was paid during the fiscal year ending April 30, 2014 and $12,000 for the year ended
April 30, 2013.



5.    STOCKHOLDERS' EQUITY


Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2014.

Convertible preferred stock without par value may be issued from time to time as determined by the board of directors. Shares of different series shall be of equal rank but may vary as to terms and conditions.

Class A Common Stock-The holders of the Class A common stock are entitled to receive dividends as declared by the board of directors. No dividends may be paid on the Class A common stock until the holders of the Series #1 preferred stock have been paid. A dividend for the four prior quarters and provision has been made for the full dividend in the current fiscal year.

During the fiscal year ended April 30, 2014, the Company purchased 5,350 shares of Class A common stock. This was initiated by stockholders contacting the company.

Stock Transfer Agent-The Company does not have an independent stock transfer agent. The company maintains all stock records.

6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:



                                      April 30, 2014
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $3,122,000
                           __________
                           __________

   Basic EPS               $3,122,000    5,032,117     $.6204
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.0030)
                           __________    _________     ______
     Diluted EPS           $3,122,000    5,052,617     $.6174
                           __________    _________     ______
                           __________    _________     ______






                                     April 30, 2013
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $2,721,000
                           __________
                           __________

   Basic EPS               $2,721,000    5,037,837     $.5401
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.0030)
                           __________    _________     ______
     Diluted EPS           $2,721,000    5,058,337     $.5371
                           __________    _________     ______
                           __________    _________     ______



7.      COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases a building from Bonnie Risk. Bonnie Risk is a majority stockholder, a director and employee of the company. This building contains the Company's sales and accounting departments, maintenance department,engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2014 and 2013.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $3,879,000 for the year ended April 30, 2014 and $3,350,000 for the year ended April 30, 2013. The Company also received interest income from FirstTier Bank in the amount of $1,500 for the year ended April 30, 2014 and $2,000 for the year ended April 30,2013.

8.      INCOME TAXES

Reconciliation of income taxes with Federal and State taxable income:

                                     2014              2013
                                 ____________      ____________

 Income before income taxes        $4,569,000        $3,948,000
 State income tax deduction          (282,000)         (196,000)
 Capital loss carryforwards
  (utilized) accumulated                    -          (479,000)
 Interest and dividend income        (505,000)         (601,000)
 Domestic production activities
  deduction                          (349,000)         (284,000)
Nondeductible expenses
  and timing differences               91,000            27,000
                                   __________        __________

    Taxable income                 $3,524,000        $2,415,000
                                   __________        __________
                                   __________        __________


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income before taxes at statutory
 rate                               $1,910,000        $1,650,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                  (118,000)          (82,000)
  Interest and dividend income        (211,000)         (251,000)
  Domestic production activities      (146,000)         (119,000)
  Deferred taxes                       (41,000)          227,000
  Other temporary and
   permanent differences                53,000          (198,000)
                                    __________        __________

  Income tax expense                $1,447,000        $1,227,000
                                    __________        __________
                                    __________        __________


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          ____            ____

  Blended statutory rate                  41.8%           41.8%
                                          ____            ____
                                          ____            ____


Deferred tax asset (liabilities) consist of the following components at April 30, 2014 and 2012:

  Deferred tax current assets:
   Capital loss carryforward                       $        -        $        -
   Allowance for doubtful accounts                      2,000             2,000
   Inventory valuation                                 77,000            69,000
   Accrued vacation                                    30,000            30,000
   Accumulated unrealized (gain)/loss
    on investments                                   (878,000)         (533,000)
                                                   __________        __________

  Net deferred tax assets (liabilities)            $ (769,000)       $ (432,000)
                                                   __________        __________
                                                   __________        __________
  Deferred long-term tax assets (liabilities):
    Depreciation                                     (100,000)         (133,000)
                                                   __________        __________

   Net deferred long-term tax assets (liabilities) $ (100,000)       $ (133,000)
                                                   __________        __________
                                                   __________        __________


All capital loss carry forwards were used up in prior fiscal years.

9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2014            2013

    Net revenue:
     Security alarm products           $  9,393,000      $ 9,200,000
     Other products                       1,632,000        1,310,000
                                        ___________      ___________

    Total net revenue                   $11,025,000      $10,510,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Security alarm products            $ 2,994,000      $ 2,362,000
     Other products                         520,000          336,000
                                        ___________       __________
    Total income from operations        $ 3,514,000      $ 2,698,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Security alarm products            $ 3,494,000      $ 3,778,000
     Other products                       1,287,000          797,000
     Corporate general                   30,302,000       27,881,000
                                        ___________      ___________

    Total assets                        $35,083,000      $32,456,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Security alarm products            $    20,000      $    23,000
     Other products                         116,000          131,000
     Corporate general                       20,000           20,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   156,000      $   174,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Security alarm products            $    33,000      $    12,000
     Other products                          33,000           71,000
     Corporate general                       15,000           21,000
                                        ____________     ___________
      Total capital expenditures        $    81,000      $   104,000
                                        ____________     ___________
                                        ____________     ___________



10.    CONCENTRATIONS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2014 and 2013, the Company had uninsured balances of $3,708,000 and $3,100,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The Company also has cash funds with Wells Fargo with uninsured balances of $1,743,000. Managemetn believes that this financial institution is financially sound and the risk of loss is minimal.

The company has sales to a security alarm distributor representing 39% of total sales for the year ended April 30, 2014 and 40% for the year ended April 30, 2013. This distributor accounted for 52% and 55% of accounts receivable at April 30, 2014 and 2013, respectively.

Security switch sales made up 85% of the total sales for the fiscal year ended April 30, 2014 and and 84% of the total sales for the fiscal year ended April 30, 2013.

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

Marketable Securities
As of April 30, 2014, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however if an active market does not exist, which is the case for municipal bonds, the inputs are recorded as Level 2.

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

                                     Assets Measured at Fair Value on a Recurring Basis
                                                     As of April 30, 2014

                                     Level 1         Level 2    Level 3     Total
 Assets:
  Money Markets and CDs             $ 2,117,000            _         _      $ 2,117,000
  Equity Securities                 $14,053,000            -         _      $14,053,000
  Corporate Bonds                   $    31,000            -         -      $    31,000
  Municipal Bonds and REITS               -          $6,975,000      _      $ 6,975,000
 Total fair value of assets
  measured on a recurring basis     $16,201,000      $6,975,000      -      $23,176,000


Item 9  Disagreements on Accounting and Financial Disclosures
There were no disagreements with accountants on accounting and financial disclosure.


Item 9A 	Controls and Procedures

Evaluation of disclosure controls and procedures:
________________________________________________

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2014, our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure.
A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:
__________________________________________

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal control over financial reporting was ineffective for the years ended of April 30, 2014 and 2013, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management's assessment identified the following material weakness in internal control over financial reporting:

1. The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting, particularly as it relates to financial reporting and deferred taxes. Due to the passing of our CEO, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. These weaknesses contributed to an error in the deferred tax calculation for the year ended April 30, 2013. The 2013 financial statements were amended for this error.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of April 30, 2014 and 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control
- Integrated Framework issued by the COSO.

We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

1) Pertain to the maintenance of records in reasonable detail that fairly reflect the transactions and dispositions of the Company's assets;

2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

The Company has hired a controller, effective May, 2014 and all amended financial reports have been filed.

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

The following information as of April 30, 2014 is furnished with respect to each director and executive officer:


                                                                    Director or
Name               Principal Occupation or Employment        Age    Officer Since


Stephanie M. Risk-  Chairman of the Board, Chief Executive    42    August 8, 1999
McElroy             Officer and Chief Financial Officer

Sharon Westby      Secretary/Treasurer                        62    June 16, 2006

Jerry Andersen     Director, retired                          83    August 28, 1978

Donna Debowey      Director, retired GRI plant manager        76    July 12, 2005

Joel H. Wiens      Director, FirsTier Banks                   84    September 6, 2007

Bonnie P. Risk     Director, Stock Transfer Agent at GRI      64    March 15, 2013



The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2014:


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

(c)  Identification of Certain Significant Employees
None.

(d)  Family Relationships
Stephanie Risk-McElroy and Bonnie P. Risk have a daughter-mother relationship.

(e)  Business Experience of Directors and Executive Officers

Stephanie Risk-McElroy, Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has over twenty years of experience in the accounting field. Mrs. Risk-McElroy graduated from Hastings College with a degree in Accounting. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner's Auto Korner in Hastings, Nebraska. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO. Upon the death of her father, Ken R. Risk, in February, 2013, she was appointed to the position of Chairman of the Board and Chief Executive Officer.

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

Mr. Andersen has served many years on the Board of Directors at GRI. He brings knowledge in financial and business matters to the table and although retired, he still has an active interest in the success of the company.

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2014, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.


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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2014 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11  Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company's fiscal years ended April 30, 2014 and 2013 (no other officer had compensation over $100,000):

                                                                             Change
                                                                           in Pension
                                                                            Value and
                                                                           Non-qualified
Name and                                                    Non-Equity      Deferred     All Other
principal                                  Stock    Option  Incentive Plan Compensation  Compen-
position       Year     Salary   Bonus     Awards   Awards  Compensation   Earnings      sation    Total
______         ____    ______    _____     _____    ____    ________        ________    ________  ________
Bonita Risk,   2014    $36,000   $ --       --      --      --              --          $106,000  $142,000
Director
Shareholder
Employee





Bonnie Risk received a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal year ended April 30, 2014.

Item 12  Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Share of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 5,030,175 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2014. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.


Name and Address                                     Number of  Shares      % of Class
of Beneficial Owner (1)                              of Common Stock (2)      of Stock
                                                                          Outstanding (3)

Ken R. Risk Irrevocable Trust, Bonita Risk, Trustee  2,187,056             43.4%
Stephanie M. Risk-McElroy - Chairman, CEO & CFO          1,775             Less than 1%
Donna Debowey - Director                                   500             Less than 1%
Bonnie Risk - Director                                  28,685             Less than 1%
Bonita Risk Family Irrevocable Trust                   732,470             14.5%
Sharon Westby - Secretary                                  250             Less than 1%
Daniel Douglas - Vice President, Materials                 250             Less than 1%

All Officers and Directors as a group
 (5 persons and 2 trust)                             2,950,986             58.6%

RWWM, Inc.
3260 Penryn Road
Suite 100
Loomis, CA 95650                                       291,743             5.79%



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

(3) Based on the net shares outstanding as of April 30, 2014. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,472,706).

Changes in Control
We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.


Item 13  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2014, 2013, and 2012, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                      2014            2013            2012

Airplane Lease
  Ken R. Risk,
  Former President and CEO         $        -      $   22,500      $   27,000


Building and Warehouse
 Leases/Rentals

 Ken R. Risk,
 Former President and CEO          $        -      $   15,350      $   18,420

 Bonnie Risk, Director             $   18,420      $    3,070              -

Bank Balances

 Joel Wiens, Director              $3,878,793      $3,349,596       $4,818,466

Interest Income

 Joel Wiens, Director              $    1,543      $    2,211       $    3,150



Item 14  Principal Accountant Fees and Services
1)Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

     FYE 2014  $39,000     Haynie & Company
     FYE 2013  $38,000     Haynie & Company


2) Audit-Related Fees

The company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

     FYE 2014   $ 6,000    Haynie & Company
     FYE 2013   $ 6,000    Haynie & Company

3) Tax Fees

The company incurred aggregate fees or expenses for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for the last two fiscal years. The amounts are listed below:

     FYE 2014   $ 5,070    Haynie & Company
     FYE 2013   $ 3,945    Haynie & Company


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

/s/  Stephanie Risk-McElroy                                    Date
Stephanie Risk-McElroy, President and Chairman of the Board    August 13, 2014




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Stephanie M. Risk-McElroy   President and Chairman     Date
Stephanie Risk-McElroy          of the Board               August 13, 2014



/s/ Jerry Andersen       Director                          Date
Jerry Andersen                                             August 13, 2014


/s/ Joel H. Wiens        Director                          Date
Joel H. Wiens                                              August 13, 2014


/s/ Donna Debowey        Director                          Date
Donna Debowey                                              August 13, 2014

/s/ Bonnie P. Risk       Director                          Date
Bonnie P. Risk                                             August 13, 2014