Form 10-Q
period 2014-07-31
RISK GEORGE INDUSTRIES INC
filed 2014-09-11
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2014

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 9, 2014 was 5,029,775.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three-month period ended July 31, 2014, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS

                                               July 31,       April 30,
                                                 2014           2014
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 6,622,000    $ 5,872,000
     Investments and securities               24,328,000     23,904,000
     Accounts receivable:
        Trade, net of $0 and $4,588
          doubtful account allowance           2,141,000      2,034,000
        Other                                      6,000          3,000
     Inventories, net                          2,236,000      2,233,000
     Prepaid expenses                            105,000        132,000
                                            ------------   ------------
Total Current Assets                         $35,438,000    $34,178,000

Property and Equipment, net, at cost             604,000        625,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   238,000        238,000
     Projects in process                          58,000         41,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   297,000    $   280,000

TOTAL ASSETS                                 $36,339,000    $35,083,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                                               July 31,       April 30,
                                                 2014           2014
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $    95,000    $   109,000
     Dividends payable                           953,000        953,000
     Accrued expenses:
        Payroll and related expenses             358,000        278,000
        Property taxes                             3,000            --
     Income tax payable                          421,000         75,000
     Deferred incom taxes                        815,000        769,000
                                             ------------   ------------
Total Current Liabilities                    $ 2,645,000    $ 2,184,000

Long-Term Liabilities
     Deferred income taxes                        91,000        100,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    91,000    $   100,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income    1,295,000      1,222,000
     Retained earnings                        33,150,000     32,417,000
     Treasury stock, 3,473,106 and 3,472,706
        shares, at cost                       (3,527,000)    (3,525,000)
                                             ------------   ------------
Total Stockholders' Equity                   $33,603,000    $32,799,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $36,339,000    $35,083,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                        CONDENSED INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013

                                                       July 31,
                                                 2014           2013
                                             ------------   ------------
                                              (unaudited)    (unaudited)
Net Sales                                    $ 2,998,000    $ 2,670,000
   Less:  Cost of Goods Sold                  (1,513,000)    (1,284,000)
                                             ------------   ------------
Gross Profit                                 $ 1,485,000    $ 1,386,000

Operating Expenses:
   General and Administrative                    194,000        184,000
   Sales                                         492,000        460,000
   Engineering                                    19,000         12,000
   Rent Paid to Related Parties                    5,000          5,000
                                             ------------   ------------
Total Operating Expenses                     $   710,000    $   661,000

Income From Operations                           775,000        725,000

Other Income (Expense)
   Other                                           1,000         10,000
   Interest Expense                                   -          (8,000)
   Dividend and Interest Income                  153,000        166,000
   Gain (Loss) on Sale of Investments            136,000         18,000
                                             ------------   ------------
                                             $   290,000    $   186,000

Income Before Provisions for Income Taxes      1,065,000        911,000

Provisions for Income Taxes
    Current Expense                              349,000        285,000
    Deferred tax expense (benefit)               (16,000)       (48,000)
                                             ------------   ------------
     Total Income Tax Expense                $   333,000    $   237,000

Net Income                                   $   732,000    $   674,000

Basic and Diluted Earnings Per Share of
    Common Stock                             $      0.15    $      0.13

Weighted Average Number of Common Shares
   Outstanding                                 5,029,910      5,033,843

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2014           2013
                                             ---------------------------
                                              (unaudited)    (unaudited)
Net Income                                   $   732,000    $   674,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                     273,000        (32,000)
     Reclassification adjustment for gains
       (losses) included in net income          (146,000)         8,000
     Income tax expense related to other
       comprehensive income                      (53,000)        10,000
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $    74,000   $    (14,000)

Comprehensive Income (Loss)                  $   806,000    $   660,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2014           2013
                                             ---------------------------
                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   732,000    $   674,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                33,000         37,000
     (Gain) loss on sale of investments         (137,000)       (18,000)
     Reserve for bad debts                        (5,000)         1,000
     Reserve for obsolete inventory               23,000         22,000
     Deferred income taxes                       (16,000)       (49,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                   (103,000)       150,000
          Inventories                            (25,000)        14,000
          Prepaid expenses                        28,000        (47,000)
          Employee receivables                    (3,000)            -
          Income tax overpayment                      -         282,000
       Increase (decrease) in:
          Accounts payable                       (14,000)        16,000
          Accrued expenses                        82,000         48,000
          Income tax payable                     347,000             -
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   942,000    $ 1,130,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured & purchased          (17,000)         4,000
  (Purchase) of property and equipment           (12,000)       (22,000)
  Proceeds from sale of marketable securities      5,000             -
  (Purchase) of marketable securities           (165,000)      (128,000)
  Collection of loans to employees                    -           2,000
  (Purchase) of treasury stock                    (3,000)       (11,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (192,000)   $  (155,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used in) financing
  activities                                 $        -     $        -

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   750,000    $   975,000

Cash and cash equivalents, beginning of
  period                                     $ 5,872,000    $ 4,859,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 6,622,000    $ 5,834,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                                   $0             $0
       Interest expense                               $0             $0


See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               JULY 31, 2014


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the inform-ation and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2014 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Note 2:   Investments

     The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, money markets, certificates of deposits and hedge funds. The investments in securities, which include all investments except for the hedge funds, are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between October 2014 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

     The Company has elected to record the investments in hedge funds at cost cost due to the small ownership percentage. These investments are reported at an aggregate carrying amount of $727,000, as of July 31, 2014. Additionally, the investments have been evaluated for impairment and have been determined to not be impaired as of July 31, 2014.

     As of July 31, 2014, investments consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,586,000  $   217,000   $   (47,000) $ 6,756,000
Corporate bonds          $    30,000  $     1,000   $        -   $    31,000
Hedge Funds              $   727,000  $        -    $        -   $   727,000
REITs                    $    56,000  $     9,000   $        -   $    65,000
Equity securities        $12,663,000  $ 2,162,000   $  (116,000) $14,709,000
Money markets/CDs        $ 2,040,000  $        -    $        -   $ 2,040,000
                         ------------ ------------  ------------ ------------
   Total                 $22,102,000  $ 2,389,000   $  (163,000) $24,328,000

      The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evalu-ates the nature of the investment, cause of impairment and number of invest-ments that are in an unrealized position. When an " other-than-temporary" decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required.
As a result of this standard, management did not record any impairment losses for the quarter ended July 31,2014 and recorded an $18,000 impairment loss for the quarter ended July 31, 2013.

     The following table shows the investments with unrealized losses that are not deemed to be "other-than-temporarily impaired", aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2014.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
    $  243,000  $  (3,000)  $1,217,000  $ (44,000)  $ 1,460,000  $   (47,000)
REITs
    $       -   $      -    $       -   $      -    $        -   $        -
Equity securities
    $  962,000  $ (50,000)  $1,003,000  $ (66,000)  $ 1,965,000  $  (116,000)
    ----------- ----------  ----------- ----------  ------------ ------------
Total
    $1,205,000  $ (53,000)  $2,220,000  $(110,000)  $ 3,425,000  $  (163,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2014.


Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2014.


Note 3    Inventories

     Inventories at July 31, 2014, consisted of the following:

          Raw Materials                                $ 1,666,000
          Work in Process                                  498,000
          Finished Goods                                   277,000
                                                       ------------
                                                       $ 2,441,000
          Less: allowance for obsolete inventory          (205,000)
                                                       ------------
          Net Inventories                              $ 2,236,000
                                                       ============


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2014            2013
                                             ---------------------------
Net revenue:
     Security alarm products                   2,551,000      2,276,000
     Other products                              447,000        394,000
                                             ------------   ------------
Total net revenue                            $ 2,998,000    $ 2,670,000

Income from operations:
     Security alarm products                     660,000        618,000
     Other products                              115,000        107,000
                                             ------------   ------------
Total income from operations                 $   775,000    $   725,000

Identifiable assets:
     Security alarm products                   4,062,000      3,575,000
     Other products                              813,000        788,000
     Corporate general                        31,464,000     28,746,000
                                             ------------   ------------
Total assets                                 $36,339,000    $33,109,000

Depreciation and amortization:
     Security alarm products                       4,000          4,000
     Other products                               24,000         28,000
     Corporate general                             5,000          5,000
                                             ------------   ------------
Total depreciation and amortization          $    33,000    $    37,000

Capital expenditures:
     Security alarm products                       2,000          8,000
     Other products                               10,000             -
     Corporate general                                -          14,000
                                             ------------   ------------
Total capital expenditures                   $    12,000    $    22,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2014
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    732,000
                                   =============
Basic EPS                          $    732,000       5,029,910   $  0.1455
Effect of dilutive Convertible
    Preferred Stock                         --           20,500     (0.0006)
                                   -------------  --------------  ----------
Diluted EPS                        $    732,000       5,050,410   $  0.1449



                                   For the three months ended July 31, 2013
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    674,000
                                   =============
Basic EPS                          $    674,000       5,033,843   $  0.1339
Effect of dilutive Convertible
     Preferred Stock                        --           20,500     (0.0005)
                                   -------------  --------------  ----------
Diluted EPS                        $    674,000       5,054,343   $  0.1334


Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during the quarters ending
July 31, 2014 and 2013, respectively. There were no discretionary con-tributions paid during the quarters ending July 31, 2014 and 2013, re-spectively.

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

Investments and Marketable Securities
---------------------
As of July 31, 2014, our investments consisted of money markets, publicly traded equity securities and certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds, the inputs are recorded as Level 2.

Fair Value Hierarchy
--------------------
The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                         as of July 31, 2014
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Municipal Bonds        $       -    $ 6,756,000  $     --     $ 6,756,000
  Corporate Bonds        $    31,000  $     --     $     --     $    31,000
  REITS                  $    65,000  $     --     $     --     $    65,000
  Equity Securities      $14,709,000  $     --     $     --     $14,709,000
  Money Markets and CDs  $ 2,040,000  $     --     $     --     $ 2,040,000
                         -----------  -----------  -----------  -----------
Total fair value of
  assets measured on a
  recurring basis        $16,845,000  $ 6,756,000  $     --     $23,601,000
                         ===========  ===========  ===========  ===========


Note 8    Subsequent Events

       None

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the "safe harbor" created by those sections. Any statements herein that are not statements of his-torical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "could," "would," "should," "anticipate," "expect," "intend," "believe," "estimate," "project" or "continue," and the negatives of such terms are intended to identify forward-looking statements. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obliga-tion to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

      The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2014.

Executive Summary

	The Company's performance remains steady through the first quarter, showing strong sales and investment returns. Opportunities include continued growth with our customers, as well as some of our distributors' customers landing jobs that specified GRI Security products exclusively. Challenges in the coming months include the burden of regulatory requirements of the Accountable Care Act, as well as selection and implementation of new hardware and software systems which will enhance productivity and communication throughout the organization.

Results of Operations

        * Net sales showed a 12.28% increase over the same period in the prior year due to strong sales in the southeast markets and the Company's on-going commitment to outstanding customer service.

        * Cost of goods sold saw a small uptick from 48.09% of sales in the prior year, to 50.47% in the current quarter, which just misses Management's goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The Company continues to pursue new vendors for quality raw materials at lower costs.

        * Operating expenses were down slightly at 23.68% of net sales for the quarter ended July 31, 2014 as compared to 24.76% for the cor-responding quarter last year. The Company has been able to keep the operating expenses at less than 30% of net sales over the last several years; however, the effects of the Accountable Care Act pro-vide a concern on the ability to maintain this pattern.

        * Income from operations for the quarter ended July 31, 2014 was at $775,000, which is a 6.89% increase from the corresponding quarter last year, which had income from operations of $725,000.

        * Other income and expenses showed a $290,000 gain for the quarter ended July 31, 2014 as compared to an $186,000 gain for the quarter ended July 31, 2013, primarily due to the gain on sale of investments.

        * Provision for income taxes showed an increase of $96,000, up from $237,000 in the quarter ended July 31, 2013 to $333,000 for the quarter ended July 31, 2014.

        * In turn, net income for the quarter ended July 31, 2014 was $732,000, an 8.6% increase from the corresponding quarter last year, which showed net income of $674,000.

        * Earnings per share for the quarter ended July 31, 2014 were $0.15 per common share and $0.13 per common share for the quarter ended July 31, 2013.

Liquidity and capital resources

    Operating

        * Net cash increased $750,000 during the quarter ended July 31, 2014 as compared to an increase of $975,000 during the corresponding quarter last year.

        * Accounts receivable increased $103,000 for the quarter ending July 31, 2014 compared with a $150,000 decrease for the same quarter last year. The increase in accounts receivable is directly attributable to an increase in sales as no accounts over 90 days were found to be uncollectible.

        * Inventories increased $25,000 during the current quarter as compared to a $14,000 decrease last year, primarily due to the receipt of a large order of raw materials in the first quarter.

        * At the quarter ended July 31, 2014 there was a $28,000 decrease in prepaid expenses and at July 31, 2013, there was a $47,000 increase. The current decrease is caused by the receipt of goods in the first quarter that the Company had previous prepaid for.

        * There was no income tax overpayment for the quarter ended July 31, 2014, while there was a decrease of $282,000 for the quarter ending July 31, 2013. As the income tax overpayment has been eliminated, it creates increases in the income tax payable/expenses.

        * Accounts payable shows decrease of $14,000 for the quarter ended July 31, 2014 compared to an increase of $16,000 for the same quar-ter the year before, primarily due to timing issues. All payables are paid within terms.

        * Accrued expenses increased $82,000 for the current quarter as com-pared to a $48,000 increase for the quarter ended July 31, 2013.

    Investing

        * As for our investment activities, the Company spent approximately $12,000 on acquisitions of property and equipment for the current fiscal quarter. In comparison with the corresponding quarter last year, there was activity of $22,000.

        * Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks.
          Cash spent on purchases of marketable securities for the quarter ended July 31, 2014 was $165,000 compared to $128,000 spent during the quarter ended July 31, 2013. We continue to use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

        * Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2014, the Company purchased $3,000 worth of treasury stock, compared to $11,000 in the same period the prior year.


The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2014           2013
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 32,793,000   $ 30,514,000
Current ratio
  (current assets / current liabilities)           13.398         19.813
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   12.511         18.451



New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
The Company and its' engineering department perpetually work to develop enhancements to current product lines, develop new products which complement existing products, and look for products that are well suited to our distri-bution network and manufacturing capabilities. Items currently in the development process include:

        * Wireless pool alarm

        * High Security Switch

        * Redesign of our Current Controller that will allow us to manufacture a 15 amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets

        * Redesign for the cover of the 29-Series terminal switch

        * Twist lock for recessed steel door contacts, including biased for high security

        * Fuel level monitor

Other Information

In addition to researching developing new products, management is always open to the possibility of acquiring a business or product line that would comple-ment our existing operations. Due to the Company's strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing techniques and established customers to deliver new products and increase sales and profits.

There are no known seasonal trends with any of GRI's products, since we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

Recently Issued Accounting Pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,
("ASU 2013-11"). The objective of this update is to eliminate the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update require an entity to present an unrecog-nized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year. The Company is evaluating the impact of this update on the Company's financial statements.

                        GEORGE RISK INDUSTRIES, INC.


                     PART I.     FINANCIAL INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            This disclosure does not apply.


Item 4:     Controls and Procedures

            (a)     Information required by Item 307

Our Chief Executive Officer and our Controller, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

            (b) Information required by Item 308

This disclosure is not yet required.


Item 4A.    Controls and Procedures

Quarterly evaluation of disclosure controls and procedures:
----------------------------------------------------------

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2014, our president and chief executive officer and our controller have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, sum-marized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our controller, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting:
-----------------------------------------------------
Previously, over the past year and a half, the Company stated that there was a material weakness in internal control over financial reporting, particularly as it relates to financial reporting and deferred taxes. This was due to the rather sudden death of the Chief Executive Officer in February 2013. The com-pany was not able to hire a controller until May 2014. With the hiring of the Controller, the Company now believes that we meet the full requirement for separation for financial reporting purposes.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings

        Not applicable

Item 1A.    Risk Factors

        Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's repurchase of common stock for the first quarter of fiscal year 2014.


                     Period                  Number of shares repurchased
          -------------------------------    ----------------------------
          May 1, 2014 - May 31, 2014                        -0-
          June 1, 2014 - June 30, 2014                      400
          July 1, 2014 - July 31, 2014                      -0-



Item 3.     Defaults upon Senior Securities

        Not applicable

Item 4.     Mine Safety Disclosures

        Not applicable

Item 5.     Other Information

        Not applicable

Item 6.     Exhibits

       Exhibit No.   Description
       -----------   -----------
            31       Certifications pursuant to Rule 13a-14(a)
                        31.1  Certification of the Chief Executive Officer
                        31.2  Certification of the Controller

            32      Certifications pursuant to 18 U.S.C 1350
                        32.1  Certification of the Chief Executive Officer
                        32.2  Certification of the Controller

                                 SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date	09-09-14			By:  /s/ Stephanie M. Risk-McElroy
                                        Stephanie M. Risk-McElroy
                                        President, Chief Executive Officer
                                        and Chairman of the Board




Date	09-09-14			By:  /s/ Julie M. Schnell
					Julie M. Schnell
					Controller