Form 10-Q
period 2014-10-31
RISK GEORGE INDUSTRIES INC
filed 2014-12-12
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.    Yes  [   ]     No  [ X ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 11, 2014 was 5,029,575.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2014, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS


                                              October 31,     April 30,
                                                 2014           2014
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 5,511,000    $ 5,872,000
     Investments and securities               24,514,000     23,904,000
     Accounts receivable:
        Trade, net of $0 and $4,588
          doubtful account allowance           2,052,000      2,034,000
        Other                                      6,000          3,000
     Inventories, net                          2,274,000      2,233,000
     Prepaid expenses                             98,000        132,000
                                             ------------   ------------
Total Current Assets                         $34,455,000    $34,178,000

Property and Equipment, net, at cost             665,000        625,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   253,000        238,000
     Projects in process                          59,000         41,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   313,000    $   280,000

TOTAL ASSETS                                 $35,433,000    $35,083,000
                                             ============   ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                                              October 31,     April 30,
                                                 2014           2014
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   169,000    $   109,000
     Dividends payable                         1,099,000        953,000
     Accrued expenses:
        Payroll and related expenses             305,000        278,000
     Income tax payable                           44,000         75,000
     Deferred income taxes                       760,000        769,000
                                             ------------   ------------
Total Current Liabilities                    $ 2,377,000    $ 2,184,000

Long-Term Liabilities
     Deferred income taxes                       123,000        100,000
                                             ------------   ------------
Total Long-Term Liabilities                  $   123,000    $   100,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income    1,215,000      1,222,000
     Retained earnings                        32,561,000     32,417,000
     Treasury stock, 3,473,306 and 3,472,706
        shares, at cost                       (3,528,000)    (3,525,000)
                                             ------------   ------------
Total Stockholders' Equity                   $32,933,000    $32,799,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $35,433,000    $35,083,000
                                             ============   ============

See the companying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                        CONDENSED INCOME STATEMENTS
                                (Unaudited)

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2014         2014          2013         2013
                         ---------------------------------------------------
Net Sales                $ 3,020,000  $ 6,019,000   $ 2,920,000  $ 5,590,000
Less: cost of goods sold  (1,288,000)  (2,802,000)   (1,308,000)  (2,592,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,732,000  $ 3,217,000   $ 1,612,000  $ 2,998,000

Operating Expenses:
  General and
    administrative           218,000      412,000       177,000      361,000
  Sales                      463,000      956,000       423,000      883,000
  Engineering                 21,000       41,000        13,000       25,000
  Rent paid to related
    parties                    5,000        9,000         5,000       10,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   707,000  $ 1,418,000   $   618,000  $ 1,279,000

Income From Operations     1,025,000    1,799,000       994,000    1,719,000

Other Income (Expense)
  Other                            0        1,000             0        2,000
  Dividend and interest
    income                   136,000      289,000       141,000      307,000
  Gain (loss) on
    investments              128,000      265,000       121,000      139,000
  Gain (loss) on sale
    of assets                      0            0       127,000      127,000
                         ------------ ------------  ------------ ------------
                         $   264,000  $   555,000   $   389,000  $   575,000

Income Before Provisions
  for Income Tax           1,289,000    2,354,000     1,383,000    2,294,000

Provisions for Income Tax
  Current expense           (233,000)    (583,000)     (413,000)    (699,000)
  Deferred tax benefit
    (expense)                (35,000)     (18,000)       13,000       62,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (268,000) $  (601,000)  $  (400,000) $  (637,000)

Net Income               $ 1,021,000  $ 1,753,000   $   983,000  $ 1,657,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.32
    per share)           $(1,609,000) $(1,609,000)
  Common Stock ($0.30
    per share)                                      $(1,510,000) $(1,510,000)

Income Per Share of Common Stock:
    Basic                      $0.20        $0.35         $0.20        $0.33
    Assuming Dilution          $0.20        $0.35         $0.19        $0.33

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,029,642    5,029,776     5,032,109    5,032,976

See the accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2014         2014          2013         2013
                         ----------------------------------------------------
Net Income               $ 1,021,000  $ 1,753,000   $   983,000  $ 1,657,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period          366,000      639,000       565,000      532,000
    Reclassification adjustment
      for gains (losses) included
      in net income         (503,000)    (649,000)     (102,000)     (94,000)
    Income tax benefit (expense)
      related to other com-
      prehensive income       57,000        4,000      (194,000)    (183,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $   (80,000) $    (6,000)  $   269,000  $   255,000

Comprehensive Income     $   941,000  $ 1,747,000   $ 1,252,000  $ 1,912,000
                         ============ ============  ============ ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                               Six months     Six months
                                                 ended          ended
                                              October 31,    October 31,
                                                  2014           2013
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,753,000    $ 1,657,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 71,000         76,000
     (Gain) loss on sale of investments         (265,000)      (139,000)
     (Gain) loss on sales of assets                    0       (127,000)
     Reserve for bad debts                        (5,000)         3,000
     Reserve for obsolete inventory               10,000         40,000
     Deferred income taxes                        19,000        (61,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    (14,000)        11,000
          Inventories                            (51,000)        (9,000)
          Prepaid expenses                        35,000        (45,000)
          Other receivables                       (3,000)             0
          Income tax overpayment                       0        164,000
       Increase (decrease) in:
          Accounts payable                        60,000         73,000
          Accrued expenses                        27,000        (46,000)
          Income tax payable                     (31,000)             0
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,606,000    $ 1,597,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (18,000)         4,000
  Proceeds from sale of assets                         0        127,000
  (Purchase) of property and equipment          (111,000)       (45,000)
  Proceeds from sale of marketable securities     21,000          2,000
  (Purchase) of marketable securities           (377,000)      (229,000)
  (Purchase) of long-term investment             (15,000)             0
  Collections of loans to employees                    0          3,000
  (Purchase) of treasury stock                    (4,000)       (24,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (504,000)   $  (162,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,463,000)    (1,372,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,463,000)   $(1,372,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $  (361,000)   $    63,000

Cash and cash equivalents, beginning of
  period                                     $ 5,872,000    $ 4,859,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,511,000    $ 4,922,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $   610,000    $   530,000
       Interest expense                      $         0    $     8,000

     Cash receipts for:
       Income taxes                          $         0    $         0

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2014

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

     The Company has investments in publicly traded equity securities, cor-porate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classi-fied as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between January 2015 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

     As of October 31, 2014, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,550,000  $   132,000   $   (59,000) $ 6,623,000
Corporate bonds          $    30,000  $     1,000   $     --     $    31,000
REITs                    $    56,000  $     8,000   $    (2,000) $    62,000
Equity securities        $12,674,000  $ 2,161,000   $  (133,000) $14,702,000
Money markets            $ 3,096,000  $     --      $     --     $ 3,096,000
                         ------------ ------------  ------------ ------------
   Total                 $22,406,000  $ 2,302,000   $  (194,000) $24,514,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an "other-than-temporary" decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did record an impairment loss of $8,000 for the quarter ended October 31, 2014. Likewise, as for the corresponding period last year, management recorded an $18,000 im-pairment loss for the six months ended October 31, 2013.

     The following table shows the investments with unrealized losses that are not deemed to be "other-than-temporarily impaired", aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2014.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $1,411,000  $  (27,000)  $  737,000  $ (55,000)  $ 2,148,000  $   (82,000)
Equity securities
   $1,276,000  $  (82,000)  $  356,000  $ (32,000)  $ 1,632,000  $  (114,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $2,687,000  $ (109,000)  $1,093,000  $ (87,000)  $ 3,780,000  $  (196,000)


Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2014.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold onto these investments for an extended period, the company does not consider these investments to be other-than-temporarily impaired at October 31, 2014.


Note 3		Inventories

     At October 31, 2014, inventories consisted of the following:

          Raw Materials                                $ 1,662,000
          Work in Process                                  475,000
          Finished Goods                                   329,000
                                                       ------------
                                                       $ 2,466,000
          Less: allowance for obsolete inventory          (192,000)
                                                       ------------
          Net Inventories                              $ 2,274,000
                                                       ============


Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     October 31,
                                                 2014           2013
                                             ---------------------------
Net revenue:
     Security alarm products                   2,562,000      2,494,000
     Other products                              458,000        426,000
                                             ------------   ------------
Total net revenue                            $ 3,020,000    $ 2,920,000

Income from operations:
     Security alarm products                     869,000        849,000
     Other products                              156,000        145,000
                                             ------------   ------------
Total income from operations                 $ 1,025,000    $   994,000

Identifiable assets:
     Security alarm products                   3,994,000      3,690,000
     Other products                              885,000        804,000
     Corporate general                        30,554,000     28,626,000
                                             ------------   ------------
Total assets                                 $35,433,000    $33,120,000

Depreciation and amortization:
     Security alarm products                       3,000          4,000
     Other products                               29,000         29,000
     Corporate general                             6,000          5,000
                                             ------------   ------------
Total depreciation and amortization          $    38,000    $    38,000

Capital expenditures:
     Security alarm products                           0          3,000
     Other products                               87,000         20,000
     Corporate general                            12,000              0
                                             ------------   ------------
Total capital expenditures                   $    99,000    $    23,000


Note 5		Earnings per Share

     Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,021,000
                                ===========
Basic EPS                       $1,021,000        5,029,642    $     0.20
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,021,000        5,050,142    $     0.20


                                 For the six months ended October 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,753,000
                                ===========
Basic EPS                       $1,753,000        5,029,776    $     0.35
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,753,000        5,050,276    $     0.35


                                For the three months ended October 31, 2013
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  983,000
                                ===========
Basic EPS                       $  983,000        5,032,109    $     0.20
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  983,000        5,052,609    $     0.19


                                 For the six months ended October 31, 2013
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,657,000
                                ===========
Basic EPS                       $1,657,000        5,032,976    $     0.33
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,657,000        5,053,476    $     0.33



Note 6		Retirement Benefit Plan

    On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during the quarter ending October 31, 2014 and $2,000 was paid during the corresponding quarter the prior fiscal year. Likewise, the Company paid matching contributions of approximately $5,000 during the six-month period ending October 31, 2014 and $5,000 during the six-month period ending October 31, 2013. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2014 and 2013, respectively.


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

Marketable Securities
---------------------
As of October 31, 2014, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal and corporate bonds, the inputs are recorded at Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of October 31, 2014
                        ---------------------------------------------------
                          Level 1      Level 2      Level 3        Total
                          -------      -------      -------       -------
Assets:
  Municipal Bonds       $   --        $ 6,623,000  $   --       $ 6,623,000
  Corporate Bonds       $    31,000   $   --       $   --       $    31,000
  REITs                 $    62,000   $   --       $   --       $    62,000
  Equity Securities     $14,702,000   $   --       $   --       $14,702,000
  Money Markets         $ 3,096,000   $   --       $   --       $ 3,096,000
                        ------------  ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis       $17,891,000   $ 6,623,000  $   --       $24,514,000
                        ============  ============ ==========   ============


Note 8		Subsequent Events

None

                        GEORGE RISK INDUSTRIES, INC.





                     PART I.     FINANCIAL INFORMATION




Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the "safe harbor" created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "could," "would," "should," "anticipate," "expect," "intend," "believe," "estimate," "project" or "continue," and the negatives of such terms are intended to identify forward-looking statements. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obliga-tion to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2014.

Executive Summary
~~~~~~~~~~~~~~~~~

     The Company's performance remains steady through the first and second quarters, showing strong sales and investment returns. Challenges in the coming months continue to include the burden of regulatory requirements of the Affordable Care Act, and the increase in the minimum wage requirements, as well as selection and implementation of new hardware and software systems which will enhance productivity and communication throughout the organiza-tion.

Results of Operations
~~~~~~~~~~~~~~~~~~~~~

     * Net sales showed a 7.67% increase year-to-date over the same period in the prior year due to strong sales of our E-Z Duct line and the Com-pany's ongoing commitment to outstanding customer service.

     * Cost of goods sold remained steady throughout the six months ended October 31, 2014 at 46.55% of sales, compared to 46.37% in the prior year, keeping well within the target of less than 50%.

     * Operating expenses were up approximately $139,000 for the period ended October 31, 2014 as compared to the corresponding period last year. These costs are primarily due to new product development and increased commissions directly related to the increase in sales. The Company has been able to keep the operating expenses at less than 30% of net sales over the last several years; however, the effects of the Affordable Care Act and the State of Nebraska regulatory increase in the minimum wage continue to provide concerns regarding the ability to maintain this pattern.

     * Income from operations for the six months ended October 31, 2014 was at $1,799,000, a 4.65% increase from the corresponding period last year, which had income from operations of $1,719,000.

     * Other income and expenses were consistent when comparing to the current six month period the prior year, with only a slight decrease of approximately $20,000 in the current year. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments.

     * Overall net income for the six month period ended October 31, 2014 was up $96,000, or 5.79%, from the same period in the prior year.

     * Earnings per share for the six months ended October 31, 2014 were $0.35 per common share and $0.33 per common share for the same period in the prior year.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

   Operating
   ---------

     * Net cash decreased $361,000 during the six months ended October 31, 2014 as compared to an increase of $63,000 during the corresponding period last year.

     * Accounts receivable increased $14,000 for the six months ended October 31, 2014 compared with an $11,000 decrease for the same period last year. No accounts over 90 days were found to be uncollectible.

     * Inventories increased during the current and prior six month periods showing an increase of $51,000 in the current period compared to a $9,000 increase in the prior period. These increases are attributable to the increasing sales trend over the same periods and some vendors' price increases.

     * Prepaid expenses saw a $35,000 decrease for the current six months, primarily due to a large receipt of goods that had been prepaid upon order. Conversely, the prior six months showed a $45,000 increase in prepaid expenses.

     * There was no income tax overpayment for the period ended October 31, 2014, while there was a decrease of $164,000 for the same period the prior year.

     * Accounts payable shows increases for both six month periods at $60,000 and $73,000, respectively. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.

     * Accrued expenses increased $27,000 for the current six month period as compared to a $46,000 decrease for the six month period ended October 31, 2013.

   Investing
   ---------

     * As for our investment activities, the Company spent approximately $111,000 on acquisitions of property and equipment for the current six month period, in comparison with the corresponding six months last year, where there was activity of $45,000. In addition, the company capitalized $10,000 worth of assets manufactured on site.

     * Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six month period ended October 31, 2014 there was quite of bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six month period ended October 31, 2014 was $377,000 compared to $229,000 spent in the prior six month period. We continue to use "money manager" accounts for most stock trans-actions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

     * Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the six month period ended October 31, 2014, the Company purchased $4,000 worth of treasury stock, as com-pared to $24,000 in the same six months period the prior year.


   Financing
   ---------

     * Cash flows from financing activities decreased by $1,463,000 for the six months ending October 31, 2014. That figure consists of the pay-ment of dividends during the second quarter. The company declared a dividend of $0.32 per share of common stock on September 30, 2014 and these dividends were paid by October 31, 2014. As for the prior year numbers, net cash used in financing activities was $1,372,000 for the six months ending October 31, 2013. A dividend of $0.30 per common share was declared and paid during the second fiscal quarter last year.



     The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     October 31,
                                                 2014           2013
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 32,078,000   $ 30,268,000
Current ratio
  (current assets / current liabilities)           14.495         16.889
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   13.495         15.661


New Product Development
~~~~~~~~~~~~~~~~~~~~~~~

     The Company and its' engineering department continue to develop enhance-ments to product lines, develop new products which complement existing prod-ucts, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

     * Wireless contact switches, pool alarms and environmental sensors are in development

     * Slim-line face plate for pool alarms that will also allow homeowner to change the plate to match their decor

     * High Security Switch


     * Redesign of our Current Controller that will allow us to manufacture a 15 amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets

     * Redesign for the cover of the 29-Series terminal switch

     * New water sensor that will monitor water levels in livestock tanks and sump pumps

     * Fuel level monitor


Other Information
~~~~~~~~~~~~~~~~~
     In addition to researching and developing new products, management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Due to the Company's strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing tech-niques and established customers to increase sales and profits.

     There are no known seasonal trends with any of GRI's products, since we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.


Recently Issued Accounting Pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

     In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). The objective of this update is to eliminate the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company's financial statements.

     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year. The Com-pany is evaluating the impact of this update on the Company's financial statements.

                        GEORGE RISK INDUSTRIES, INC.


                     PART I.     FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     Not applicable


Item 4.     Controls and Procedures

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

     (b)  Information required by Item 308

This disclosure is not yet required.


Item 4T.    Controls and Procedures

Quarterly Evaluation of disclosure controls and procedures:
-----------------------------------------------------------
Based on their evaluation of our disclosure controls and procedures (as de-fined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2014, our president and chief executive officer and our controller have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and re-ported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our controller, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting:
------------------------------------------------------
Previously, over the past year and a half, the Company stated that there was a material weakness in internal control over financial reporting, particularly as it relates to financial reporting and deferred taxes. This was due to the rather sudden death of the Chief Executive Officer in February 2013. The company was not able to hire a controller until May 2014. With the hiring of the Controller, the Company now believes that we meet the full requirement for separation for financial reporting purposes.

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the second quarter of fiscal year 2013.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     August 1, 2014 - August 31, 2014                          100
     September 1, 2014 - September 30, 2014                    100
     October 1, 2014 - October 31, 2014                         -


Item 3.      Defaults upon Senior Securities
     Not applicable

Item 4.     (Removed and Reserved)
     Not applicable

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K

       Exhibit No.   Description
       -----------   -----------
          31.1       Certification of the Chief Executive Officer (Principal
                     and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer (Principal and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date:  December 11, 2014      By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Executive Officer, Chief
                              Financial Officer and Chairman of the Board