Form 10-Q
period 2015-01-31
RISK GEORGE INDUSTRIES INC
filed 2015-03-17
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2015

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 17, 2015 was 5,029,575.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2015, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS


                                              January 31,     April 30,
                                                 2015           2014
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 5,268,000    $ 5,872,000
     Investments and securities               24,556,000     23,904,000
     Accounts receivable:
        Trade, net of $1,385 and $4,588
          doubtful account allowance           1,926,000      2,034,000
        Other                                      6,000          3,000
     Income tax overpayment                      432,000            --
     Inventories, net                          2,398,000      2,233,000
     Prepaid expenses                            123,000        132,000
                                             ------------   ------------
Total Current Assets                         $34,709,000    $34,178,000

Property and Equipment, net, at cost             680,000        625,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   253,000        238,000
     Projects in process                          59,000         41,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   313,000    $   280,000

TOTAL ASSETS                                 $35,702,000    $35,083,000
                                             ============   ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                                              January 31,     April 30,
                                                 2015           2014
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   221,000    $   109,000
     Dividends payable                         1,100,000        953,000
     Accrued expenses:
        Payroll and related expenses             229,000        278,000
        Property taxes                             2,000            --
     Income tax payable                              --          75,000
     Deferred income taxes                       611,000        769,000
                                             ------------   ------------
Total Current Liabilities                    $ 2,163,000    $ 2,184,000

Long-Term Liabilities
     Deferred income taxes                       115,000        100,000
                                             ------------   ------------
Total Long-Term Liabilities                  $   115,000    $   100,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income    1,001,000      1,222,000
     Retained earnings                        33,267,000     32,417,000
     Treasury stock, 3,473,306 and 3,472,706
        shares, at cost                       (3,529,000)    (3,525,000)
                                             ------------   ------------
Total Stockholders' Equity                   $33,424,000    $32,799,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $35,702,000    $35,083,000
                                             ============   ============

See the companying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                        CONDENSED INCOME STATEMENTS
                                (Unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2015         2015          2014         2014
                         ---------------------------------------------------
Net Sales                $ 2,828,000  $ 8,847,000   $ 2,480,000  $ 8,070,000
Less: cost of goods sold  (1,233,000)  (4,035,000)   (1,169,000)  (3,761,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,595,000  $ 4,812,000   $ 1,311,000  $ 4,309,000

Operating Expenses:
  General and
    administrative           201,000      613,000       186,000      547,000
  Sales                      522,000    1,478,000       469,000    1,352,000
  Engineering                 22,000       63,000        19,000       45,000
  Rent paid to related
    parties                    5,000       14,000         5,000       14,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   750,000  $ 2,168,000   $   679,000  $ 1,958,000

Income From Operations       845,000    2,644,000       632,000    2,351,000

Other Income (Expense)
  Other                       (1,000)         --            --         4,000
  Dividend and interest
    income                   406,000      695,000       222,000      529,000
  Gain (loss) on
    investments              (54,000)     211,000        38,000      176,000
  Gain (loss) on sale
    of assets                  5,000        5,000           --       127,000
                         ------------ ------------  ------------ ------------
                         $   356,000  $   911,000   $   260,000  $   836,000

Income Before Provisions
  for Income Tax           1,201,000    3,555,000       892,000    3,187,000

Provisions for Income Tax
  Current expense            498,000    1,081,000       327,000    1,026,000
  Deferred tax expense
    (benefit)                 (3,000)      15,000         2,000      (60,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $   495,000  $ 1,096,000   $   329,000  $   966,000

Net Income               $   706,000  $ 2,459,000   $   563,000  $ 2,221,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.32
    per share)           $       --   $ 1,609,000
  Common Stock ($0.30
    per share)                                      $       --   $ 1,510,000

Income Per Share of Common Stock:
    Basic                      $0.14        $0.49         $0.11        $0.44
    Assuming Dilution          $0.14        $0.49         $0.11        $0.44

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,029,575    5,029,709     5,031,689    5,032,547

See the accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2015         2015          2014         2014
                         ----------------------------------------------------
Net Income               $   706,000  $ 2,459,000   $   563,000  $ 2,221,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period         (359,000)     261,000       (74,000)     411,000
    Reclassification adjustment
      for gains (losses) included
      in net income           (9,000)    (640,000)      (90,000)    (136,000)
    Income tax benefit (expense)
      related to other com-
      prehensive income      154,000      158,000        69,000     (115,000)
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $  (214,000) $  (221,000)  $   (95,000) $   160,000

Comprehensive Income     $   492,000  $ 2,238,000   $   468,000  $ 2,381,000
                         ============ ============  ============ ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2015           2014
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 2,459,000    $ 2,221,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                111,000        114,000
     (Gain) loss on sale of investments         (211,000)      (176,000)
     (Gain) loss on sales of assets               (5,000)      (127,000)
     Reserve for bad debts                        (3,000)         4,000
     Reserve for obsolete inventory               (4,000)        20,000
     Deferred income taxes                        15,000        (60,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    110,000        224,000
          Inventories                           (161,000)       (67,000)
          Prepaid expenses                         9,000       (160,000)
          Other receivables                       (3,000)         1,000
          Income tax overpayment                (506,000)        72,000
       Increase (decrease) in:
          Accounts payable                       112,000         36,000
          Accrued expenses                       (46,000)       (53,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,877,000    $ 2,049,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (18,000)        (6,000)
  Proceeds from sale of assets                     5,000        127,000
  (Purchase) of property and equipment          (165,000)       (47,000)
  Proceeds from sale of marketable securities     26,000          4,000
  (Purchase) of marketable securities           (847,000)      (415,000)
  (Purchase) of long-term investment             (15,000)           --
  Collections of loans to employees                  --           5,000
  (Purchase) of treasury stock                    (4,000)       (29,000)
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $(1,018,000)   $  (361,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                              (1,463,000)    (1,373,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,463,000)   $(1,373,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $  (604,000)   $   315,000

Cash and cash equivalents, beginning of
  period                                     $ 5,872,000    $ 4,859,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,268,000    $ 5,174,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $ 1,556,000    $ 1,163,000
       Interest expense                      $     2,000    $     8,000

     Cash receipts for:
       Income taxes                          $       --     $   233,000

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              JANUARY 31, 2015

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

     The Company has investments in publicly traded equity securities, cor-porate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classi-fied as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between February 2015 and November 2048. The Company uses the average cost method to deter-mine the cost of securities sold and the amount reclassified out of accum-ulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stock-holders' equity. Dividend and interest income are reported as earned.

     As of January 31, 2015, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,490,000  $   142,000   $   (97,000) $ 6,535,000
Corporate bonds          $    30,000  $       --    $    (3,000) $    27,000
REITs                    $    88,000  $     7,000   $    (7,000) $    88,000
Equity securities        $13,900,000  $ 2,022,000   $  (345,000) $15,577,000
Money markets            $ 2,329,000  $       --    $       --   $ 2,329,000
                         ------------ ------------  ------------ ------------
   Total                 $22,837,000  $ 2,171,000   $  (452,000) $24,556,000

     In accordance with US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an "other-than-temporary" decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record any impairment losses for the quarter ended January 31, 2015, but it did record impairment losses of $8,000 for the nine months ended Janaury 31, 2015. Likewise, as for the corresponding period last year, management did not recorded any impairment losses for the quarter ended Janaury 31, 2014, but did record impairment losses of $18,000 for the nine months ended January 31, 2014.

     The following table shows the investments with unrealized losses that are not deemed to be "other-than-temporarily impaired", aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2015.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $3,072,000  $  (75,000)  $  644,000  $ (22,000)  $ 3,716,000  $   (97,000)
Corporate bonds
          --          --    $   27,000  $  (3,000)  $    27,000  $    (3,000)
REITs
          --          --    $   21,000  $  (7,000)  $    21,000  $    (7,000)
Equity securities
   $3,036,000  $ (266,000)  $  456,000  $ (79,000)  $ 3,492,000  $  (345,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $6,108,000  $ (341,000)  $1,148,000  $(111,000)  $ 7,256,000  $  (452,000)


Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2015.

Corporate Bonds
---------------
The Company's unrealized loss on investments in corporate bonds relates to one bond. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the invest-ment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at January 31, 2015.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold onto these investments for an extended period, the company does not consider these investments to be other-than-temporarily impaired at January 31, 2015.


Note 3		Inventories

     At January 31, 2015, inventories consisted of the following:

          Raw Materials                                $ 1,725,000
          Work in Process                                  467,000
          Finished Goods                                   384,000
                                                       ------------
                                                       $ 2,576,000
          Less: allowance for obsolete inventory          (178,000)
                                                       ------------
          Net Inventories                              $ 2,398,000
                                                       ============


Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     January 31,
                                                 2015           2014
                                             ---------------------------
Net revenue:
     Security alarm products                   2,239,000      1,955,000
     Other products                              589,000        525,000
                                             ------------   ------------
Total net revenue                            $ 2,828,000    $ 2,480,000

Income from operations:
     Security alarm products                     669,000        498,000
     Other products                              176,000        134,000
                                             ------------   ------------
Total income from operations                 $   845,000    $   632,000

Identifiable assets:
     Security alarm products                   3,901,000      3,028,000
     Other products                              988,000      1,297,000
     Corporate general                        30,813,000     29,147,000
                                             ------------   ------------
Total assets                                 $35,702,000    $33,472,000

Depreciation and amortization:
     Security alarm products                       4,000          4,000
     Other products                               30,000         29,000
     Corporate general                             6,000          5,000
                                             ------------   ------------
Total depreciation and amortization          $    40,000    $    38,000

Capital expenditures:
     Security alarm products                         --             --
     Other products                               45,000            --
     Corporate general                             9,000          2,000
                                             ------------   ------------
Total capital expenditures                   $    54,000    $     2,000


Note 5		Earnings per Share

     Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2015
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  706,000
                                ===========
Basic EPS                       $  706,000        5,029,575    $   0.1404
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  706,000        5,050,075    $   0.1399


                                 For the nine months ended January 31, 2015
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $2,459,000
                                ===========
Basic EPS                       $2,459,000        5,029,709    $   0.4889
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $2,459,000        5,050,209    $   0.4869


                                For the three months ended January 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  563,000
                                ===========
Basic EPS                       $  563,000        5,031,689    $   0.1119
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  563,000        5,052,189    $   0.1114


                                 For the nine months ended January 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $2,221,000
                                ===========
Basic EPS                       $2,221,000        5,032,547    $   0.4413
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $2,221,000        5,053,047    $   0.4395



Note 6		Retirement Benefit Plan

    On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during the quarter ending January 31, 2015 and $2,000 was paid during the corresponding quarter the prior fiscal year. Likewise, the Company paid matching contributions of approximately $8,000 during the nine-month period ending January 31, 2015 and $7,000 during the nine-month period ending January 31, 2014. There were no discretionary contributions paid during either the quarters or nine-month periods ending January 31, 2015 and 2014, respectively.


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

Marketable Securities
---------------------
As of January 31, 2015, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal and corporate bonds, the inputs are recorded at Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of January 31, 2015
                        ---------------------------------------------------
                          Level 1      Level 2      Level 3        Total
                          -------      -------      -------       -------
Assets:
  Municipal Bonds       $       --    $ 6,535,000  $     --     $ 6,535,000
  Corporate Bonds       $    27,000   $       --   $     --     $    27,000
  REITs                 $    88,000   $       --   $     --     $    88,000
  Equity Securities     $15,577,000   $       --   $     --     $15,577,000
  Money Markets         $ 2,329,000   $       --   $     --     $ 2,329,000
                        ------------  ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis       $18,021,000   $ 6,535,000  $     --     $24,556,000
                        ============  ============ ==========   ============


Note 8		Subsequent Events

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

Executive Summary
~~~~~~~~~~~~~~~~~

     The Company's performance remains steady through the three quarters, showing strong sales and investment returns. Challenges in the coming months continue to include the burden of regulatory requirements of the Affordable Care Act, and the increase in the minimum wage requirements, as well as selection and implementation of new hardware and software systems which will enhance productivity and communication throughout the organization.

Results of Operations
~~~~~~~~~~~~~~~~~~~~~

     * Gross profit showed an 11.67% increase year-to-date over the same period in the prior year due to strong sales in many of our product lines and the Company's ongoing commitment to outstanding customer service.

     * Cost of goods sold remained steady throughout the nine months ended January 31, 2015 at 45.61% of sales, compared to 46.60% in the prior year, keeping well within the target of less than 50%.

     * Operating expenses were up approximately $210,000 for the nine month period ended January 31, 2015 as compared to the corresponding period last year. These costs are primarily due to new product development and increased commissions directly related to the increase in sales. The Company has been able to keep the operating expenses at less than 30% of net sales over the last several years; however, the effects of the Affordable Care Act and the State of Nebraska regulatory increase in the minimum wage continue to provide concerns regarding the ability to maintain this pattern. Only one month in the current quarter (January 2015) has seen the impact of the above concerns. It is hard to say how these added costs will impact the performance of the Company.

     * Income from operations for the nine months ended January 31, 2015 was at $2,644,000, a 12.46% increase from the corresponding period last year, which had income from operations of $2,351,000.

     * Other income and expenses increased, when comparing the current nine month period to the prior year, with an increase of $75,000 in the current year. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of invest-ments.

     * Overall net income for the nine month period ended January 31, 2015 was up $238,000, or 10.72%, from the same period in the prior year.

     * Earnings per share for the nine months ended January 31, 2015 were $0.49 per common share and $0.44 per common share for the same period in the prior year.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

   Operating
   ---------

     * Net cash decreased $604,000 during the nine months ended January 31, 2015 as compared to an increase of $315,000 during the corresponding period last year.

     * Accounts receivable decreased $110,000 for the nine months ended January 31, 2015 compared with a $224,000 decrease for the same period last year. Approximately $1,358 of accounts over 90 days have a possibility of being uncollectible.

     * Inventories increased during the current and prior nine month periods showing an increase of $161,000 in the current period compared to a $67,000 increase in the prior period. These increases are attributable to the increasing sales trend over the same periods and some vendors'price increases.

     * Prepaid expenses saw a $9,000 decrease for the current nine months, primarily due to a large receipt of goods that had been prepaid upon order. Conversely, the prior nine months showed a $160,000 increase in prepaid expenses.

     * Income tax overpayment for the nine months ended January 31, 2015, in-creased $506,000, while the overpayment decreased $72,000 for the same period the prior year.

     * Accounts payable shows increases for both nine month periods at $112,000 and $36,000, respectively. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.

     * Accrued expenses decreased $46,000 for the current nine month period as compared to a $53,000 decrease for the nine month period ended January 31, 2014.

   Investing
   ---------

     * As for our investment activities, the Company spent approximately $165,000 on acquisitions of property and equipment for the current nine month period, in comparison with the corresponding nine months last year, where there was activity of $47,000.

     * Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine month period ended January 31, 2015 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the nine month period ended January 31, 2015 was $847,000 compared to $415,000 spent in the prior nine month period. We continue to use "money manager" accounts for most stock trans-actions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

     * Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the nine month period ended January 31, 2015, the Company purchased $4,000 worth of treasury stock, as com-pared to $29,000 in the same nine months period the prior year.


   Financing
   ---------

     * Cash flows from financing activities decreased by $1,463,000 for the nine months ending January 31, 2015. That figure consists of the pay-ment of dividends during the second quarter. The company declared a dividend of $0.32 per share of common stock on September 30, 2014 and these dividends were paid by October 31, 2014. As for the prior year numbers, net cash used in financing activities was $1,373,000 for the nine months ending January 31, 2014. A dividend of $0.30 per common share was declared and paid during the second fiscal quarter last year.



     The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2015           2014
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 32,546,000   $ 30,761,000
Current ratio
  (current assets / current liabilities)           16.047         18.080
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   14.679         16.620


New Product Development
~~~~~~~~~~~~~~~~~~~~~~~

     The Company and its' engineering department continue to develop enhance-ments to product lines, develop new products which complement existing prod-ucts, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

     * Wireless contact switches, pool alarms and environmental sensors are in development

     * Slim-line face plate for pool alarms that will also allow homeowner to change the plate to match their decor

     * Triple biased High Security Switch


     * Redesign of our Current Controller that will allow us to manufacture a 15-amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets

     * Redesign for the cover of the 29-Series terminal switch

     * New water sensor that will monitor water levels in livestock tanks and sump pumps

     * Fuel level monitor that will tie into a security system to let the owner know if tanks or trucks are tampered with since fuel theft is a major problem.


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

     (b)  Information required by Item 308

This disclosure is not yet required.


Item 4T.    Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
As of theend of the period covered by the Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer (who also serves as our Chief Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC's rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required dis-closures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possiblity of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only pro-vide reasonable assurance of achieving their control objectives. Our Chief Executive Officer concluded that, as of January 31, 2015, our disclosure con-trols and procedures were not effective.

Changes in internal controls over financial reporting:
------------------------------------------------------
The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal control over financial reporting was ineffective as of January 31, 2015, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management's assessment identified the following material weakness in internal control over financial reporting:

    * The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting, particularly as it relates to financial reporting and deferred taxes. Due to the departure of the Controller, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. Until such time as the Company is able to hire a Con-troller, we do not believe we meet the full requirement for separation for financial reporting purposes.

As a result of the material weakness in internal control over financial re-porting described above, the Company's management has concluded that, as of January 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frame-work issued by the COSO.

To date, the Company has hired a person to fill the controller position, but more training will be required to fulfill diclosure control and procedure responsibilites. We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the third quarter of fiscal year 2015.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     November 1, 2014 - November 30, 2014                    -
     December 1, 2014 - December 31, 2014                    -
     January 1, 2015 - January 31, 2015                      -


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

Item 5.     Other Information
     Not applicable

Item 6.     Exhibits and Reports on Form 8-K

       Exhibit No.   Description
       -----------   -----------
          31.1       Certification of the Chief Executive Officer (Principal
                     and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer (Principal and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

     Pursuarnt to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)




Date:  March 17, 2015         By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Executive Officer, Chief
                              Financial Officer and Chairman of the Board