Form 10-K
period 2015-04-30
RISK GEORGE INDUSTRIES INC
filed 2015-07-29
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              Form 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended April 30, 2015
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to _________

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

The aggregate market value, as of July 20, 2015, of the common stock (based on the average of the bid and asked prices of the shares on the OCTBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant's common stock are deemed affiliates) was approximately $14,798,368.


The number of outstanding shares of the common stock as of July 20, 2015 was 5,025,510.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements to conform these statements to actual results except as required by applicable law, including the securities laws of the United States.

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


Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. Our security burglar alarm products comprise approximately 94 percent of net revenues and are sold through distributors and alarm dealers/installers.

The security segment has approximately 1,000 current customers. One of the distributors, ADI (which is a division of Honeywell International)accounts for approximately 40.7 percent of the company's sales of these products. Tri-Ed Distribution accounts for another 10.1 percent of company sales. Loss of these distributors would be significant to the company. However, both companies have purchased from the company for many years and are expected to continue. Also, the company has obtained a written agreement with ADI. This agreement was signed in February 2011 and initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

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

As of October 1, 1996, the company also began operating a satellite plant in Gering, NE. This expansion was done in coordination with Twin Cities Development. The company leased manufacturing facilities until July 2005. During the first quarter of fiscal year end 2006, the company purchased a building that is 7,200-sq. ft. in size. Currently, there are 33 employees at the Gering site.


Item 3  Legal Proceedings
None.


Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.

Part II


Item 5	Market for the Registrant's Common Equity and Related
 Stockholders' Matter

Principal Market

The company's Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information



2015 Fiscal Year
                           High                  Low

May 1-July 31              8.47                  7.15
August 1-October 31        8.97                  7.24
November 1-January 31      8.60                  7.56
February 1-April 30        8.60                  7.65





2014 Fiscal Year
                           High                  Low

May 1-July 31              7.90                  6.92
August 1-October 31        9.00                  7.70
November 1-January 31      9.04                  7.87
February 1-April 30        9.00                  7.32






On September 30, 2014, a dividend of $.32 per common share was declared for the fiscal year ended April 30, 2015.

For the prior fiscal year, a dividend of $0.30 per common share was declared on September 30, 2013.

The number of holders of record of the company's Class A Common Stock as of April 30, 2015, was approximately 1,200.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI's common stock made on a quarterly basis:




2015 Fiscal Year         Number of shares repurchased

May 1-July 31                    400
August 1-October 31              200
November 1-January 31              0
February 1-April 30            3,850




2014 Fiscal Year         Number of shares repurchased

May 1-July 31                  1,850
August 1-October 31            1,700
November 1-January 31            750
February 1-April 30            1,050



There are still approximately 346,000 shares available to be repurchased under the current resolution.

Item 6 Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
__________________

George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industry's widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 6.0% of revenues for fiscal year 2015 and 13.7% for 2014.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The company has substantial marketable securities holdings and these holdings have a material impact on the financial results. For the fiscal year ending April 30, 2015, other income accounted for 24.14% of income before income taxes. In comparison, other income accounted for 23.10% of the income before income taxes for the year ending April 30, 2014. Management's philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. And over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

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

Liquidity and Capital Resources
_______________________________

Operating
Net cash decreased $181,000 during the year ended April 30, 2015 compared to an increase of $1,013,000 during the year ended April 30, 2014. Accounts receivable decreased $31,000 during the current year and showed an $118,000 increase in the prior year. The small decrease in cash flow from accounts receivable is a reflection of increased sales, but having customers taking slightly longer to pay us. At April 30, 2015, 75.01% of the receivables were less than 45 days and less than 1% were over 90 days. In comparison, 75.47% of the receivables were considered current (less than 45 days) and less than 1% of the total were over 90 days past due for the prior year during the same period.

Inventories decreased by $74,000 in fiscal year ended April 30, 2015 while the prior year showed an increase of $177,000 at year end.

Prepaid expenses decreased by a net of $24,000 in the current year and increased $65,000 for the year ended April 30, 2014, primarily due to not having any prepayments out for raw materials at year end.

Income tax overpayment increased for the year ended April 30, 2015, up $609,000 from the prior year. The overpayment is a result of paying in more in estimates and not having to pay any interest and penalties to the IRS at the end of the fiscal year.


For the year ended April 30, 2015, accounts payable increased by $1,000 as compared to an increase of $41,000 for the same period the year before. The change in cash in regards to accounts payable is largely based on timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses increased $28,000 for the year ended April
30, 2015, primarily due to the timing of having a whole payroll period to accrue on the books.

Investing
As for our investment activities, $186,000 was spent on purchases of property and equipment during the current fiscal year, compared to $81,000 during the year ended April 30, 2014. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2015 was $986,000 and $620,000 was spent for the corresponding period last year. Conversely, net proceeds from the sale of marketable securities for the year ended April 30, 2015 were $33,000 and $5,000 for the same period last year.
We use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

As for other investment activities, a net amount of $15,000 was spent on other assets manufactured for the year ended April 30, 2015, while $4,000 was capitalized on these activities during the prior year. Additionally, the company airplane was sold during the prior year ended April 30, 2014 with proceeds from that sale amounting to $127,000.

Financing
Cash used in financing activities consists of two items. First, for the year ended April 30, 2015, $1,463,000 was spent on the issuance of dividends. The company declared a dividend of $0.32 per share of common stock on September 30, 2014 for the current year, while a $0.30 per share of common stock dividend September 30, 2013 was issued in the prior year. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2015, the Company purchased $33,000 of treasury stock and $38,000 was bought back for the year ended April 30, 2014. We have been actively searching for stockholders that have been "lost" over the years. The payment of dividends over the last ten fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Results of Operations
_____________________

GRI completed the fiscal year ending April 30, 2015, with a net profit of 26.48% of net sales. Net sales were at $11,903,000, up 7.96% over the previous year. The increase in sales is a result of continued quality service and a price increase implemented in January, 2014. Cost of goods sold was 45.92% of net sales for the year ended April 30, 2015 and 44.46% for the same period last year. Management continues to keep labor and other manufacturing expenses in check, therefore keeping the cost of goods sold percentage in the desired range of 45 to 50%.

Operating expenses were 24.22% of net sales for the year ended April 30, 2015 as compared to 23.66% for the corresponding period last year. Management's goal is to keep the operating expenses around 30% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2015 was at $3,554,000, which is a 1.14% increase from the corresponding period last year, which had income from operations of $3,514,000.

Other income and expense results for the fiscal year ended April 30, 2015 produced a gain of $1,131,000. This is in comparison to a gain of $1,055,000 for the fiscal year ended April 30, 2014. Dividend and interest income was $820,000, which is up 22.75% for the year. Dividend and interest income at April 30, 2014 was $668,000. Gains on investments for the current fiscal year were $304,000, which is a 20.83% decrease over the prior year. Gains on investments for the fiscal year ending April 30, 2014 were $384,000.

Net income for the year ended April 30, 2015 was $3,152,000, which is up slightly from the prior year, which produced a net gain of $3,122,000.
Basic earnings per common share for the year ended April 30, 2015 was $0.63 per share. Basic EPS for the year ended April 30, 2014 was $0.62 per share.

Management expects sales to stay steady for the fiscal year ending April 30, 2016. The company's main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry's performance has improved, the company's sales have also improved in relation to the economy. We are always researching and developing new products that will help our sales increase. While we were not successful in launching the anticipated new products in fiscal year 2015, we continue to work toward a new release date for those products, and to search for products that complement our current offerings.

At April 30, 2015, working capital increased 4.74% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company's quick ratio decreased to 13.897 for the year ended April 30, 2015 compared to 14.565 for the year ended April 30, 2014, reflecting a strong position in ability to meet capital needs as they arise.

New product development

The GRI Engineering department continues to develop enhancements to our existing products as well as to develop new products that will continue to secure our position in the industry.

Wireless technology is a main area of focus for product development. We are looking into adding wireless technology to some of our current products.
A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.

We continue to work on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

Our molding department is working on several new molds for enhancements to our Current Controller and a 29-series switch. The new versions of the Current Controller will allow the user to control more lights with a single controller or to handle higher voltage applications for use overseas.

Another product near completion in the molding department is a new face plate for the pool alarms. The new design is slimmer and will allow the homeowner to change the plate to match their decor.

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

Related Party Transactions - The Company leases a building from Bonnie Risk.
Ken Risk was the Chairman of the Board and President and CEO of the company until his death in February 2013. Bonnie Risk is Ken's wife, who is a director and an employee of the company. This building contains the Company's sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2015 and 2014.


One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,647,000 for the year ended April 30, 2015 and $3,879,000 for the year ended April 30, 2014. The Company also received interest income from FirsTier Bank in the amount of approximatelly $1,500 for the years ended
April 30, 2015 and 2014.

Item 8  Financial Statements


        Index to Financial Statements
       George Risk Industries, Inc.



Page

Independent Auditor's Report                      13

Balance Sheets April 30, 2015 and 2014            14

Statements of Income
  For the Years Ended April 30, 2015 and 2014     16

Statements of Comprehensive Income
  For the Years Ended April 30, 2015 and 2014     17

Statement of Changes in Stockholders' Equity
  For the Years Ended April 30, 2015 and 2014     18

Statements of Cash Flows
  For the Years Ended April 30, 2015 and 2014     19

Notes to Financial Statements                     21

     Report of Independent Registered Public Accounting Firm



Board of Directors
George Risk Industries, Inc.
Kimball, Nebraska


We have audited the accompanying balance sheets of George Risk Industries, Inc. as of April 30, 2015 and 2014, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2015. George Risk Industries, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.


/s/ Haynie & Company


Littleton, Colorado
July 29, 2015




                George Risk Industries, Inc.
                    Balance Sheets
                 April 30, 2015 and 2014

                                                    2015              2014
                                                    ____              ____


ASSETS
Current Assets
 Cash and cash equivalents                      $  5,691,000     $  5,872,000
 Investments and securities                       25,266,000       23,904,000
 Accounts receivable:
 Trade, net of $0 and $4,500 doubtful
  account allowance for 2015 and 2014,
   respectively                                    2,007,000        2,034,000
 Other                                                 3,000            3,000
 Note receivable, current                              1,000                -
 Income tax overpayment                              534,000                -
 Inventories                                       2,275,000        2,233,000
 Prepaid expenses                                    108,000          132,000
                                                 ____________     ____________
Total Current Assets                            $ 35,885,000     $ 34,178,000

Property and Equipment, net, at cost                 661,000          625,000

Other Assets
 Investment in Limited Land Partnership,
  at cost                                            253,000          238,000
 Projects in process                                  56,000           41,000
 Other                                                 1,000            1,000
                                                ____________     ____________

Total Other Assets                              $    310,000     $    280,000

TOTAL ASSETS                                    $ 36,856,000     $ 35,083,000
                                                ____________      ___________
                                                ____________      ___________


See accompanying notes to financial statements.




                George Risk Industries, Inc.
                    Balance Sheets
               As of April 30, 2015 and 2014



             Liabilities and Stockholders' Equity
                                                      2015              2014
                                                      ____              ____

Current Liabilities
 Accounts payable, trade                              $  110,000    $   109,000
 Dividends payable                                     1,099,000        953,000
 Accrued expenses:
  Payroll and related expenses                           306,000        278,000
 Income tax payable                                            -         75,000
 Deferred income taxes                                   857,000        769,000
                                                      __________    ___________
   Total Current Liabilities                          $2,372,000    $ 2,184,000

Long-Term Liabilities
 Deferred income taxes                                   115,000        100,000
                                                      ___________   ___________
   Total Long-Term Liabilities                        $  115,000    $   100,000


Stockholders' Equity
 Convertible preferred stock, 1,000,000 shares
  authorized, Series 1--noncumulative, $20
  stated value, 25,000 shares authorized, 4,100
  issued and outstanding                                   99,000        99,000
 Common stock, Class A, $.10 par value, 10,000,000
  shares authorized, 8,502,881 shares issued and
   outstanding                                            850,000       850,000
 Additional paid-in capital                             1,736,000     1,736,000
 Accumulated other comprehensive income                 1,282,000     1,222,000
 Retained earnings                                     33,960,000    32,417,000
 Less: treasury stock,3,477,156 and
    3,472,706 shares, at cost                          (3,558,000)   (3,525,000)
                                                      ___________   ___________
   Total Stockholders' Equity                         $34,369,000   $32,799,000
                                                      ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $36,856,000   $35,083,000
                                                      ___________   ___________
                                                      ___________   ___________




See accompanying notes to financial statements.




                 George Risk Industries, Inc.
                    Income Statements
        For the Years Ended April 30, 2015 and 2014

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2015    Apr 30, 2014
                                       ___________     ____________

Net Sales                              $11,903,000     $11,025,000
Less: Cost of Goods Sold                (5,466,000)     (4,902,000)
                                       ___________     ___________
Gross Profit                           $ 6,437,000     $ 6,123,000

Operating Expenses:
  General and Administrative               817,000         728,000
  Sales                                  1,960,000       1,806,000
  Engineering                               87,000          56,000
  Rent Paid to Related Parties              19,000          19,000
                                       ___________     ___________
Total Operating Expenses               $ 2,883,000     $ 2,609,000

Income From Operations                   3,554,000       3,514,000

Other Income (Expense)
 Other Income                                5,000               -
 Interest Expense                           (3,000)         (8,000)
 Dividend and Interest Income              820,000         668,000
 Gain on Investments                       304,000         384,000
 Gain on Sale of Assets                      5,000          11,000
                                       ___________     ___________
                                       $ 1,131,000     $ 1,055,000

Income  Before  Provisions  for
 Income Taxes                            4,685,000       4,569,000

Provisions for Income Taxes
 Current Expense                         1,474,000       1,488,000
 Deferred tax (benefit) expense             59,000         (41,000)
                                       ___________     ___________
 Total Income Tax Expense                1,533,000       1,447,000

Net Income                             $ 3,152,000     $ 3,122,000
                                       ___________     ___________
                                       ___________     ___________

Earnings Per Share of Common Stock
Basic                                  $      0.63     $      0.62
Diluted                                $      0.62     $      0.62
Weighted Average Number of
 Common Shares Outstanding               5,029,343       5,032,117



See accompanying notes to financial statements.




                         George Risk Industries, Inc.
                      Statements of Comprehensive Income
                  For the Years Ended April 30, 2015 and 2014

                                            Year           Year
                                           Ended           Ended
                                        Apr 30,2015     Apr 30, 2014
                                        ___________     ____________
Net Income                               $ 3,152,000     $ 3,122,000
                                         ___________     ___________

Other Comprehensive Income, Net of Tax
 Unrealized gain (loss) on securities:
  Unrealized holding gains (losses)
   arising during period                     816,000       1,047,000
 Less: reclassification adjustment for
   (gains) losses included in net income    (711,000)       (224,000)
 Income tax expense related to other
   comprehensive income                      (45,000)       (344,000)
                                         ___________      __________

Other Comprehensive Income                    60,000         479,000

Comprehensive Income                     $ 3,212,000     $ 3,601,000
                                          __________     ___________
                                          __________     ___________


See accompanying notes to financial statements.



                  George Risk Industries, Inc.
              Statements of Stockholders' Equity
           For the Years Ended April 30, 2015 and 2014


                                                  Common Stock
                         Preferred Stock            Class A
                        ________________          ____________
                         Shares     Amount      Shares      Amount



Balances, April 30,
 2013                     4,100     $ 99,000    8,502,881    $850,000

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.30 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2014                     4,100       99,000    8,502,881     850,000
                       ________     ________    _________    ________

Purchases of common
 stock                        -            -            -           -

Dividend declared at
 $0.32 per common
   share outstanding          -            -            -           -

Unrealized gain (loss),
 net of tax effect            -            -            -           -

Net Income                    -            -            -           -
                       ________     ________    _________    ________
Balances, April 30,
 2015                     4,100     $ 99,000    8,502,881    $850,000

                       ________     ________    _________    ________
                       ________     ________    _________    ________




See accompanying notes to financial statements.



                  George Risk Industries, Inc.
              Statements of Stockholders' Equity
           For the Years Ended April 30, 2015 and 2014

                                  Accumulated
          Treasury Stock            Other
Paid-In  (Common Class A)        Comprehensive     Retained
          ______________
Capital     Shares      Amount      Income         Earnings     Total



$ 1,736,000 3,467,356 $ (3,487,000) $  743,000   $ 30,806,000  $30,747,000

         -      5,350      (38,000)          -              -      (38,000)



         -          -            -           -     (1,511,000)  (1,511,000)


         -          -            -      479,000             -      479,000

         -          -            -            -     3,122,000    3,122,000
__________  _________  ___________  ___________   ___________  ___________


 1,736,000  3,472,706   (3,525,000)   1,222,000    32,417,000   32,799,000
__________  _________  ___________  ___________   ___________  ___________

         -      4,450      (33,000)           -             -      (33.000)



         -          -            -            -    (1,609,000)  (1,609,000)


         -          -            -       60,000             -       60,000

         -          -            -            -     3,152,000    3,152,000
__________  _________  ___________  ___________   ___________  ___________
$1,736,000  3,477,156  $(3,558,000) $ 1,282,000   $33,960,000  $34,369,000
__________  _________  ___________  ___________   ___________  ___________
__________  _________  ___________  ___________   ___________  ___________



See accompanying notes to financial statements.


                   George Risk Industries, Inc.
                     Statements of Cash Flows

                                           Year           Year
                                          Ended           Ended
                                       Apr 30,2015    Apr 30, 2014
                                       ___________    ____________
Cash Flows from Operating Activities:
Net income                              $3,152,000    $3,122,000
Adjustments to reconcile net income
 to net cash provided by
    operating activities:
   Depreciation                            149,000       156,000
   (Gain) loss on sale of investments     (304,000)     (257,000)
   (Gain) loss on sale of property and
     equipment                              (5,000)     (127,000)
   Bad debt expense                         (4,000)            -
   Reserve for obsolete inventory         (116,000)       17,000
   Deferred income taxes                    59,000       (40,000)
   Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                    31,000      (118,000)
     Inventories                            74,000      (177,000)
     Prepaid expenses                       24,000       (65,000)
     Employee receivables                        -        (2,000)
     Income tax overpayment               (609,000)            -
    Increase (decrease) in:
     Accounts payable                        1,000        41,000
     Accrued expense                        28,000        19,000
     Income tax payable                          -       422,000
                                        __________    __________
    Net cash provided by (used in)
     operating activities               $2,480,000   $ 2,991,000
                                        __________    __________

Cash Flows From Investing Activities:
 Other assets manufactured and purchased   (15,000)       (4,000)
 Proceeds from sales of assets               5,000       127,000
 (Purchase) of property and equipment     (186,000)      (81,000)
 Proceeds from sale of marketable
  securities                                33,000         5,000
 (Purchase) of marketable securities      (986,000)     (620,000)
 (Purchase) of long-term investment        (15,000)            -
 (Loans) made to employees                  (2,000)            -
 Collections of loans to employees           1,000         7,000
                                         __________    __________
    Net cash provided by (used in)
     investing activities              $(1,165,000)   $ (566,000)
                                        __________    __________
Cash Flows From Financing Activities:
  Dividends paid                        (1,463,000)   (1,374,000)
  (Purchase) of treasury stock             (33,000)      (38,000)
                                         __________    __________
   Net cash provided by (used in)
    financing activities               $(1,496,000)  $(1,412,000)
                                        __________    __________
Net Increase (Decrease) in Cash and
  Cash Equivalents                     $   181,000   $ 1,013,000
                                        __________    __________
                                        __________    __________

See accompanying notes to financial statements

Cash and Cash Equivalents, beginning
 of period                             $ 5,872,000    $ 4,859,000

Cash and Cash Equivalents,
 end of period                         $ 5,691,000    $ 5,872,000
                                        __________    ___________
                                        __________    ___________
Supplemental Disclosure for Cash
 Flow Information:
  Cash payments for:
   Income taxes paid                   $ 2,050,000    $ 1,350,000
   Interest expense                    $     3,000    $     8,000


  Cash receipts for:
   Income taxes                        $         -    $   223,000




See accompanying notes to financial statements

                     George Risk Industries, Inc.
                    Notes to Financial Statements
                          April 30, 2015

1.  Nature of Business and Summary of Significant Accounting Policies

Nature of Business-The Company is engaged in the design, manufacture, and marketing of computer keyboards, push-button switches, security alarm components, pool alarms and hydro sensors.

Cash and Cash Equivalents-The Company considers all investments with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts-Accounts receivable are customer obligations due under normal trade terms. The company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. The company performs continuing credit evaluations of its customers' financial condition and the company generally does not require collateral.

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The company has recorded an allowance for doubtful accounts of $160 for the year ended April 30, 2015 and $4,588 for the year ended April 30, 2014. For the fiscal year ended April 30, 2015 bad debt expense was a net credit of $3,727 due to bad debt recoveries during the year. For the fiscal year ended April 30, 2014, bad debt expense was a net credit of $321.


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

Property and Equipment-Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:



        Classification              Useful Life     2015      2014
                                     in Years       Cost      Cost

        Dies, jigs, and molds          3-7        $1,652,000  $1,599,000
        Machinery and equipment        5-10        1,152,000   1,176,000
        Furniture and fixtures         5-10          145,000     147,000
        Leasehold improvements         5-32          189,000     189,000
        Buildings                     20-39          659,000     658,000
        Automotive and aircraft        3-5            74,000      89,000
        Software                       2-5           140,000     140,000
        Land                           N/A            13,000      13,000
                                                  __________  __________
        Total                                      4,024,000   4,011,000
        Accumulated depreciation                  (3,363,000) (3,386,000)
                                                  __________  __________
        Net                                       $  661,000  $  625,000
                                                  __________  __________
                                                  __________  __________


Depreciation expense of $149,000 and $156,000 was charged to operations for the years ended April 30 2015 and 2014, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising-Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $257,000 and $217,000 for the years ended April 30, 2015 and 2014, respectively.

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

Segment Reporting and Related Information-The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2015, the Company operated in two segments organized by security line products and all other products. See Note 9 for further segment information disclosures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance. This update is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company is evaluating the impact of this update on the Company's financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-04, "Requirement that All Deferred Income Tax Assets and Liabilities Be Presented as Non-Current in a Classified Balance Sheet". The objective of this update is to require deferred tax liabilities and assets be classified entirely as non-current in a classified balance sheet. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year. The Company is evaluating the impact of this update on the Company's financial statements.

2.    INVENTORIES
Inventories at April 30, 2015 and 2014 consisted of the following:



                                                   2015        2014
                                                __________   __________

    Raw materials                               $1,557,000   $1,575,000
    Work in process                                466,000      509,000
    Finished goods                                 318,000      331,000
                                                __________   __________
                                                 2,341,000    2,415,000

    Less: allowance for obsolete inventory         (66,000)    (182,000)
                                                __________   __________
    Totals                                      $2,275,000   $2,233,000
                                                __________   __________
                                                __________   __________

3.      INVESTMENTS
The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, money markets, certificates of deposits and hedge funds. The investments in securities, which include all investments except for the hedge funds, are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between August 2015 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.


As of April 30, 2015, investments consisted of the following:

		                        Gross	    Gross
	                  Cost	        Unrealized  Unrealized	 Reported
	                  Basis	        Gains	    Losses	 Value
Municipal bonds	         $ 6,546,000	$  115,000   $   (75,000) $ 6,586,000
Corporate bonds          $    30,000    $        -   $    (1,000) $    29,000
REITs   	         $    57,000	$    6,000   $    (7,000) $    56,000
Equity securities	 $14,100,000	$2,354,000   $  (189,000) $16,265,000
Money Markets and CDs	 $ 2,330,000	$        0   $         0  $ 2,330,000
Total	                 $23,063,000	$2,475,000   $  (272,000) $25,266,000


The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $25,000 for the year ended April 30, 2015 and $18,000 for the year ended April 30, 2014.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2015.

	            Less than 12 months	        12 months or greater	                  Total

Description	    Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	 Fair Value	Unrealized Loss
Municipal bonds	    $2,743,000	$  (45,000)	$  680,000	$  (30,000)	 $3,423,000	$   (75,000)
Corporate bonds	    $   29,000	$   (1,000)	$        -	$       -	 $   29,000	$    (1,000)
REITs   	    $   21,000	$   (7,000)	$        -	$       -	 $   21,000	$    (7,000)
Equity securities   $2,044,000	$ (136,000)	$  460,000	$  (53,000)	 $2,504,000	$  (189,000)
Total	            $4,837,000	$ (189,000)	$1,140,000	$  (83,000)	 $5,977,000	$  (272,000)


Municipal Bonds
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2015.

Marketable Equity Securities
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings, and does not consider these investments to be other-than -temporarily impaired at April 30, 2015.

4.    RETIREMENT BENEFIT PLAN

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.
It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the company. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants' contributions while the company's matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $10,000 were paid for each of the fiscal years ending April 30, 2015 and 2014, respectively.

5.    STOCKHOLDERS' EQUITY


Preferred Stock-Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2015.

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

During the fiscal year ended April 30, 2015, the Company purchased 4,450 shares of Class A common stock. This was initiated by stockholders contacting the company.

Stock Transfer Agent-The Company does not have an independent stock transfer agent. The company maintains all stock records.

6.    EARNINGS PER SHARE

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:




                                     April 30, 2015
                           ___________________________________
                             Income       Shares     Per-Share
                           (Numerator) (Denominator)   Amount


   Net Income              $3,152,000
                           __________
                           __________

   Basic EPS               $3,152,000    5,029,343     $.6267
   Effect of dilutive
    Convertible Preferred
     Stock                          -       20,500     (.0025)
                           __________    _________     ______
     Diluted EPS           $3,152,000    5,049,843     $.6242
                           __________    _________     ______
                           __________    _________     ______






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
                           __________    _________     ______
                           __________    _________     ______



7.      COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases a building from Bonnie Risk. Bonnie Risk is a majority stockholder, a director and employee of the company. This building contains the Company's sales and accounting departments, maintenance department,engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2015 and 2014.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,647,000 for the year ended April 30, 2015 and $3,879,000 for the year ended April 30, 2014. The Company also received interest income from FirstTier Bank in the amount of approximately $1,500 for the years ended
April 30, 2015 and 2014.

8.      INCOME TAXES

Reconciliation of income taxes with Federal and State taxable income:

                                      2015              2014
                                 ____________       ____________

 Income before income taxes        $4,685,000        $4,569,000
 State income tax deduction          (279,000)         (282,000)
 Interest and dividend income        (617,000)         (505,000)
 Domestic production activities
  deduction                          (347,000)         (349,000)
Nondeductible expenses
  and timing differences               53,000            91,000
                                   __________        __________

    Taxable income                 $3,495,000        $3,524,000
                                   __________        __________
                                   __________        __________


The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income tax provision at statutory
 rate                               $1,958,000        $1,910,000

Increase (decrease)income
 taxes resulting from:
  State income taxes                  (117,000)         (118,000)
  Interest and dividend income        (258,000)         (211,000)
  Domestic production activities      (145,000)         (146,000)
  Deferred taxes                        59,000           (41,000)
  Other temporary and
   permanent differences                36,000            53,000
                                    __________        __________

  Income tax expense                $1,533,000        $1,447,000
                                    __________        __________
                                    __________        __________


  Federal Tax Rate                        34.0%           34.0%
  State Tax Rate                           7.8%            7.8%
                                          ____            ____

  Blended statutory rate                  41.8%           41.8%
                                          ____            ____
                                          ____            ____


Deferred tax asset (liabilities) consist of the following components at April 30, 2015 and 2014:

  Deferred tax current assets (liabilities):
   Allowance for doubtful accounts                 $        -        $    2,000
   Inventory valuation                                 27,000            77,000
   Accrued vacation                                    37,000            30,000
   Accumulated unrealized (gain)/loss
    on investments                                   (921,000)         (878,000)
                                                   __________        __________

  Net deferred tax assets (liabilities)            $ (857,000)       $ (769,000)
                                                   __________        __________
                                                   __________        __________
  Deferred long-term tax assets (liabilities):
    Depreciation                                     (115,000)         (100,000)
                                                   __________        __________

   Net deferred long-term tax assets (liabilities) $ (115,000)       $ (100,000)
                                                   __________        __________
                                                   __________        __________


9.    BUSINESS SEGMENTS

The following is financial information relating to industry segments:



                                                 April 30,
                                            2015            2014

    Net revenue:
     Security alarm products           $ 10,063,000      $ 9,393,000
     Other products                       1,840,000        1,632,000
                                        ___________      ___________

    Total net revenue                   $11,903,000      $11,025,000
                                        ___________      ___________
                                        ___________      ___________

    Income from operations:
     Security alarm products            $ 3,005,000      $ 2,994,000
     Other products                         549,000          520,000
                                        ___________       __________
    Total income from operations        $ 3,554,000      $ 3,514,000
                                        ___________      ___________
                                        ___________      ___________

    Identifiable assets:
     Security alarm products            $ 3,383,000      $ 3,494,000
     Other products                       1,450,000        1,287,000
     Corporate general                   32,023,000       30,302,000
                                        ___________      ___________

    Total assets                        $36,856,000      $35,083,000
                                        ___________      ___________
                                        ___________      ___________
    Depreciation and amortization:
     Security alarm products            $    15,000      $    20,000
     Other products                         113,000          116,000
     Corporate general                       21,000           20,000
                                        ___________      ___________

    Total depreciation and
      amortization                      $   149,000      $   156,000
                                        ___________      ___________
                                        ___________      ___________


    Capital expenditures:
     Security alarm products            $     2,000      $    33,000
     Other products                         163,000           33,000
     Corporate general                       21,000           15,000
                                        ____________     ___________
      Total capital expenditures        $   186,000      $    81,000
                                        ____________     ___________
                                        ____________     ___________



10.    CONCENTRATIONS

The company maintains its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2015 and 2014, the Company had uninsured balances of $4,452,000 and $3,708,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

The Company also has cash funds with Wells Fargo with uninsured balances of $793,000 and $1,743,000 for the years ending April 30, 2015 and 2014, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

The company has sales to a security alarm distributor representing 41% of total sales for the year ended April 30, 2015 and 39% for the year ended April 30, 2014. This distributor accounted for 50% and 52% of accounts receivable at April 30, 2015 and 2014, respectively.

Security switch sales made up 85% of the total sales for both the fiscal year ended April 30, 2015 and 2014, respectively.

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

Marketable Securities
As of April 30, 2015, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                     Assets Measured at Fair Value on a Recurring Basis
                                                     As of April 30, 2015

                                     Level 1         Level 2    Level 3     Total
 Assets:
  Municipal Bonds                             -      $6,586,000      _      $ 6,586,000
  Corporate Bonds                   $    29,000            -         -      $    29,000
  REITs                             $         -          56,000      -      $    56,000
  Equity Securities                 $16,265,000            -         _      $16,265,000
  Money Markets and CDs             $ 2,330,000            _         _      $ 2,330,000
 Total fair value of assets
  measured on a recurring basis     $18,624,000      $6,642,000      -      $25,266,000


Item 9  Disagreements on Accounting and Financial Disclosures
There were no disagreements with accountants on accounting and financial disclosure.


Item 9A 	Controls and Procedures

Evaluation of disclosure controls and procedures:
________________________________________________

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2015, our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure.
A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:
__________________________________________

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal control over financial reporting was ineffective for the years ended of April 30, 2015 and 2014, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of April 30, 2015 and 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control
- Integrated Framework issued by the COSO.

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

The following information as of April 30, 2015 is furnished with respect to each director and executive officer:


                                                                    Director or
Name               Principal Occupation or Employment        Age    Officer Since


Stephanie M. Risk-  Chairman of the Board, Chief Executive    43    August 8, 1999
McElroy             Officer and Chief Financial Officer

Sharon Westby      Secretary/Treasurer                        63    June 16, 2006

Jerry Andersen     Director, retired                          84    August 28, 1978

Donna Debowey      Director, retired GRI plant manager        77    July 12, 2005

Joel H. Wiens      Director, FirsTier Banks                   85    September 6, 2007

Bonnie P. Risk     Director, Stock Transfer Agent at GRI      65    March 15, 2013



The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2015:


Name	                Director's     Stock     Option   Non-equity      Non-qualified
                        Fees Paid      Awards    Awards   incentive       deferred
                                                          plan            compensation
                                                          compensation    earnings	 Total
Stephanie Risk-McElroy  (1)   --       --       --        --              --            --
Sharon Westby           (1)   --       --       --        --              --            --
Jerry Andersen          (2) $ 150.00   --	--	  --	          --	        $ 150.00
Donna Debowey           (2) $ 150.00   --	--	  --	          --	        $ 150.00
Joel H. Wiens           (2) $ 150.00   --	--	  --	          --	        $ 150.00
Bonnie P. Risk          (1)   --       --       --        --              --            --


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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2015, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.


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

Our Board of Directors also is of the view that it is appropriate for us not to have a standing nominating committee because our Board of Directors has performed and will perform adequately the functions of a nominating committee. Our Board of Directors has not adopted a charter for the nomination committee. There have not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2015 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11  Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company's fiscal years ended April 30, 2014 and 2013 (no other officer had compensation over $100,000):

                                                                             Change
                                                                           in Pension
                                                                            Value and
                                                                           Non-qualified
Name and                                                    Non-Equity      Deferred     All Other
principal                                  Stock    Option  Incentive Plan Compensation  Compen-
position       Year     Salary   Bonus     Awards   Awards  Compensation   Earnings      sation    Total
______         ____    ______    _____     _____    ____    ________        ________    ________  ________
Bonita Risk,   2015    $37,000   $ --       --      --      --              --          $117,000  $154,000
Director
Shareholder
Employee       2014    $36,000   $ --       --      --      --              --          $106,000  $142,000





Bonnie Risk received a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2015 and 2014.

Item 12  Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Share of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 5,025,725 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2015. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.


Name and Address                                     Number of  Shares      % of Class
of Beneficial Owner (1)                              of Common Stock (2)      of Stock
                                                                          Outstanding (3)

Ken R. Risk Irrevocable Trust, Bonita Risk, Trustee  2,187,056             43.5%
Stephanie M. Risk-McElroy - Chairman, CEO & CFO          1,775             Less than 1%
Donna Debowey - Director                                   500             Less than 1%
Bonnie Risk - Director                                  28,685             Less than 1%
Bonita Risk Family Irrevocable Trust                   732,470             14.6%
Daniel Douglas - Vice President, Materials                 250             Less than 1%

All Officers and Directors as a group
 (4 persons and 2 trust)                             2,950,736             58.7%

5% Stockholders:
RWWM, Inc.
3260 Penryn Road
Suite 100
Loomis, CA 95650                                       270,095             5.37%



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

(3) Based on the net shares outstanding as of April 30, 2015. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,477,156).

Changes in Control
We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.


Item 13  Certain Relationships and Related Party Transactions
During each of three years ended April 30, 2015, 2014, and 2013, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party                      2015            2014            2013

Airplane Lease
  Ken R. Risk,
  Former President and CEO         $        -      $       -      $   22,500


Building and Warehouse
 Leases/Rentals

 Ken R. Risk,
 Former President and CEO          $        -      $        -     $   15,350

 Bonnie Risk, Director             $   18,420      $   18,420     $    3,070

Bank Balances

 Joel Wiens, Director              $4,647,006      $3,878,793     $3,349,496

Interest Income

 Joel Wiens, Director              $    1,545      $    1,543     $    2,211



Item 14  Principal Accountant Fees and Services
1)Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

     FYE 2015  $48,000     Haynie & Company
     FYE 2014  $39,000     Haynie & Company



2) Audit-Related Fees

The company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the company's employee benefit plan. The amounts are listed below:

     FYE 2015   $ 6,000    Haynie & Company
     FYE 2014   $ 6,000    Haynie & Company

3) Tax Fees

The company incurred aggregate fees or expenses for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

     FYE 2015   $ 6,445    Haynie & Company
     FYE 2014   $ 5,070    Haynie & Company


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

10.1 Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group ("ADI") and George Risk Industries, Inc. - filed herewith (see footnote below)

10.2      8-k for cash dividend

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

/s/  Stephanie Risk-McElroy                                    Date
Stephanie Risk-McElroy, President and Chairman of the Board    July 29, 2015




Pursuant  to  the  requirements  of  the Securities  Exchange Act of 1934, this  Report  has been  signed  below  by the  following
persons on   behalf  of  the Registrant and in the capacities and
on the  dates  indicated.



/s/ Stephanie M. Risk-McElroy   President and Chairman     Date
Stephanie Risk-McElroy          of the Board               July 29, 2015



/s/ Jerry Andersen       Director                          Date
Jerry Andersen                                             July 29, 2015

/s/ Joel H. Wiens        Director                          Date
Joel H. Wiens                                              July 29, 2015


/s/ Donna Debowey        Director                          Date
Donna Debowey                                              July 29, 2015

/s/ Bonnie P. Risk       Director                          Date
Bonnie P. Risk                                             July 29, 2015