Form 10-Q
period 2015-07-31
RISK GEORGE INDUSTRIES INC
filed 2015-09-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended July 31, 2015

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of September 14, 2015 was 5,025,310.

Transitional Small Business Disclosure Format:  Yes  [ X ]    No  [   ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three-month period ended July 31, 2015, are attached hereto.

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS

                                               July 31,       April 30,
                                                 2015           2015
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 6,413,000    $ 5,691,000
     Investments and securities               24,977,000     25,266,000
     Accounts receivable:
        Trade, net of $363 and $160
          doubtful account allowance           1,882,000      2,007,000
        Other                                      2,000          3,000
     Note receivable, current                        --           1,000
     Income tax overpayment                      198,000        534,000
     Inventories, net                          2,504,000      2,275,000
     Prepaid expenses                             79,000        108,000
                                            ------------   ------------
Total Current Assets                         $36,055,000    $35,885,000

Property and Equipment, net, at cost             625,000        661,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   253,000        253,000
     Projects in process                          63,000         56,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   317,000    $   310,000

TOTAL ASSETS                                 $36,997,000    $36,856,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                                               July 31,       April 30,
                                                 2015           2015
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   186,000    $   110,000
     Dividends payable                         1,099,000      1,099,000
     Accrued expenses:
        Payroll and related expenses             221,000        306,000
        Property taxes                             3,000            --
     Deferred incom taxes                        619,000        857,000
                                             ------------   ------------
Total Current Liabilities                    $ 2,128,000    $ 2,372,000

Long-Term Liabilities
     Deferred income taxes                        99,000        115,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    99,000    $   115,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      962,000      1,282,000
     Retained earnings                        34,682,000     33,960,000
     Treasury stock, 3,477,371 and 3,477,156
        shares, at cost                       (3,559,000)    (3,558,000)
                                             ------------   ------------
Total Stockholders' Equity                   $34,770,000    $34,369,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $36,997,000    $36,856,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                        CONDENSED INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014

                                                       July 31,
                                                 2015           2014
                                             ------------   ------------
                                              (unaudited)    (unaudited)
Net Sales                                    $ 2,855,000    $ 2,998,000
   Less:  Cost of Goods Sold                  (1,361,000)    (1,513,000)
                                             ------------   ------------
Gross Profit                                 $ 1,494,000    $ 1,485,000

Operating Expenses:
   General and Administrative                    203,000        194,000
   Sales                                         493,000        492,000
   Engineering                                    15,000         19,000
   Rent Paid to Related Parties                    5,000          5,000
                                             ------------   ------------
Total Operating Expenses                     $   716,000    $   710,000

Income From Operations                           778,000        775,000

Other Income (Expense)
   Other                                           3,000          1,000
   Dividend and Interest Income                  167,000        153,000
   Gain (Loss) on Sale of Investments             89,000        136,000
                                             ------------   ------------
                                             $   259,000    $   290,000

Income Before Provisions for Income Taxes      1,037,000      1,065,000

Provisions for Income Taxes
    Current Expense                              339,000        349,000
    Deferred tax expense (benefit)               (24,000)       (16,000)
                                             ------------   ------------
     Total Income Tax Expense                $   315,000    $   333,000

Net Income                                   $   722,000    $   732,000

Basic and Diluted Earnings Per Share of
    Common Stock                             $      0.14    $      0.15

Weighted Average Number of Common Shares
   Outstanding                                 5,025,515      5,029,910

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED
                                                       July 31,
                                                 2015           2014
                                             ---------------------------
                                              (unaudited)    (unaudited)
Net Income                                   $   722,000    $   732,000
                                             ------------   ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses)
       arising during period                    (487,000)       273,000
     Reclassification adjustment for gains
       (losses) included in net income           (63,000)      (146,000)
     Income tax expense related to other
       comprehensive income                      230,000        (53,000)
                                             ------------   ------------
  Other Comprehensive Income (Loss)          $  (320,000)  $     74,000

Comprehensive Income (Loss)                  $   402,000    $   806,000
                                             ============   ============

See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                                 For the three months
                                                    ended July 31,
                                                 2015           2014
                                             ---------------------------
                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $   722,000    $   732,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                39,000         33,000
     (Gain) loss on sale of investments          (89,000)      (137,000)
     Reserve for bad debts                           --          (5,000)
     Reserve for obsolete inventory               26,000         23,000
     Deferred income taxes                       (24,000)       (16,000)
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    125,000       (103,000)
          Inventories                           (255,000)       (25,000)
          Prepaid expenses                        29,000         28,000
          Employee receivables                     1,000         (3,000)
          Income tax overpayment                 336,000            --
       Increase (decrease) in:
          Accounts payable                        76,000        (14,000)
          Accrued expenses                       (82,000)        82,000
          Income tax payable                         --         347,000
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   904,000    $   942,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured & purchased           (7,000)       (17,000)
  (Purchase) of property and equipment            (3,000)       (12,000)
  Proceeds from sale of marketable securities     53,000          5,000
  (Purchase) of marketable securities           (225,000)      (165,000)
  Collection of loans to employees                 1,000            --
                                              ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (181,000)   $  (189,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Purchase) of treasury stock                    (1,000)        (3,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $    (1,000)   $    (3,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $   722,000    $   750,000

Cash and cash equivalents, beginning of
  period                                     $ 5,691,000    $ 5,872,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 6,413,000    $ 6,662,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
       Cash payments for:
         Income taxes                                 $0             $0
         Interest expense                             $0             $0


See accompanying notes to condensed financial statements

                        GEORGE RISK INDUSTRIES, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               JULY 31, 2015


Note 1    Unaudited Interim Financial Statements

     The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the inform-ation and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed finan-cial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2015 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Note 2:   Investments

     The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets. The investments in securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between August 2015 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

     As of July 31, 2015, investments consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,469,000  $   109,000   $  (116,000) $ 6,462,000
Corporate bonds          $    30,000  $       --    $    (1,000) $    29,000
REITs                    $    56,000  $       --    $   (12,000) $    44,000
Equity securities        $14,046,000  $ 2,072,000   $  (398,000) $15,720,000
Money markets/CDs        $ 2,722,000  $       --    $       --   $ 2,722,000
                         ------------ ------------  ------------ ------------
   Total                 $23,323,000  $ 2,181,000   $  (527,000) $24,977,000

      The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evalu-ates the nature of the investment, cause of impairment and number of invest-ments that are in an unrealized position. When an " other-than-temporary" decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record any impairment losses for either of the quarters ended July 31, 2015 and 2014.

     The following table shows the investments with unrealized losses that are not deemed to be "other-than-temporarily impaired", aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2015.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
    $3,236,000  $ (82,000)  $  756,000  $ (34,000)  $ 3,992,000  $  (116,000)
Corporate bonds
    $   29,000  $  (1,000)  $      --   $     --    $    29,000  $    (1,000)
REITs
    $   44,000  $ (12,000)  $      --   $     --    $    44,000  $   (12,000)
Equity securities
    $3,420,000  $(306,000)  $  584,000  $ (92,000)  $ 4,004,000  $  (398,000)
    ----------- ----------  ----------- ----------  ------------ ------------
Total
    $6,729,000  $(401,000)  $1,340,000  $(126,000)  $ 8,069,000  $  (527,000)

Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2015.


Corporate Bonds
---------------
The Company's unrealized loss on investments in corporate bonds relates to one bond. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the invest-ment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporary at July 31, 2015.

Marketable Equity Securities
----------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2015.


Note 3    Inventories

     Inventories at July 31, 2015, consisted of the following:

          Raw Materials                                $ 1,731,000
          Work in Process                                  500,000
          Finished Goods                                   366,000
                                                       ------------
                                                       $ 2,597,000
          Less: allowance for obsolete inventory           (93,000)
                                                       ------------
          Net Inventories                              $ 2,504,000
                                                       ============


Note 4    Business Segments

	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                       July 31,
                                                 2015            2014
                                             ---------------------------
Net revenue:
     Security alarm products                   2,417,000      2,551,000
     Other products                              438,000        447,000
                                             ------------   ------------
Total net revenue                            $ 2,855,000    $ 2,998,000

Income from operations:
     Security alarm products                     659,000        660,000
     Other products                              119,000        115,000
                                             ------------   ------------
Total income from operations                 $   778,000    $   775,000

Identifiable assets:
     Security alarm products                   3,256,000      4,062,000
     Other products                            1,648,000        813,000
     Corporate general                        32,093,000     31,464,000
                                             ------------   ------------
Total assets                                 $36,997,000    $36,339,000

Depreciation and amortization:
     Security alarm products                       4,000          4,000
     Other products                               30,000         24,000
     Corporate general                             5,000          5,000
                                             ------------   ------------
Total depreciation and amortization          $    39,000    $    33,000

Capital expenditures:
     Security alarm products                         --           2,000
     Other products                                  --          10,000
     Corporate general                             3,000            --
                                             ------------   ------------
Total capital expenditures                   $     3,000    $    12,000


Note 5    Earnings per Share

     Basic and diluted earning per share, assuming convertible preferred stock was converted for each period presented, are:

                                   For the three months ended July 31, 2015
                                   ----------------------------------------
                                       Income         Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    722,000
                                   =============
Basic EPS                          $    722,000       5,025,515   $  0.1437
Effect of dilutive Convertible
    Preferred Stock                         --           20,500     (0.0006)
                                   -------------  --------------  ----------
Diluted EPS                        $    722,000       5,046,015   $  0.1431



                                   For the three months ended July 31, 2014
                                   ----------------------------------------
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)   Amount
                                   -------------  --------------  ---------
Net Income                         $    732,000
                                   =============
Basic EPS                          $    732,000       5,029,843   $  0.1455
Effect of dilutive Convertible
     Preferred Stock                        --           20,500     (0.0006)
                                   -------------  --------------  ----------
Diluted EPS                        $    732,000       5,050,410   $  0.1449


Note 6    Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during the quarters ending
July 31, 2015 and 2014, respectively. There were no discretionary con-tributions paid during the quarters ending July 31, 2015 and 2014, re-spectively.

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

Investments and Marketable Securities
---------------------
As of July 31, 2015, our investments consisted of money markets, publicly traded equity securities and certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds, the inputs are recorded as Level 2.

Fair Value Hierarchy
--------------------
The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                         as of July 31, 2015
                        ---------------------------------------------------
                           Level 1     Level 2      Level 3        Total
                           -------     -------      -------       -------
Assets:
  Municipal Bonds        $       --   $ 6,462,000  $      --    $ 6,462,000
  Corporate Bonds        $    29,000  $       --   $      --    $    29,000
  REITS                  $    44,000  $       --   $      --    $    44,000
  Equity Securities      $15,720,000  $       --   $      --    $15,720,000
  Money Markets and CDs  $ 2,722,000  $       --   $      --    $ 2,722,000
                         -----------  -----------  -----------  -----------
Total fair value of
  assets measured on a
  recurring basis        $18,515,000  $ 6,462,000  $      --    $24,977,000
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

      The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company's audited financial statements and discussion for the fiscal year ended April 30, 2015.

Executive Summary
~~~~~~~~~~~~~~~~~

	The Company's performance remains steady through the first quarter, showing strong sales and investment returns. Opportunities include continued growth with our customers, as well as some of our distributors' customers landing jobs that specified GRI Security products exclusively. Challenges in the coming months include the burden of regulatory requirements of the Affordable Care Act, as well as selection and implementation of new hardware and software systems which will enhance productivity and communication throughout the organization.

Results of Operations
~~~~~~~~~~~~~~~~~~~~~

        * Net sales showed a 4.77% decrease over the same period in the prior year. Management believes this is due to our industry feeling the economic downturn in advance of the recent stock market drop.

        * Cost of goods sold saw a reduction from 50.47% of sales in the prior year, to 47.67% in the current quarter, which reaches Management's goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The Company continues to pursue vendors for quality raw materials at lower costs.

        * Operating expenses were up slightly at 25.08% of net sales for the quarter ended July 31, 2015 as compared to 23.68% for the cor-responding quarter last year. The Company has been able to keep the operating expenses at less than 30% of net sales over the last several years; however, the effects of the Affordable Care Act and other rises inv various expenses provide a concern on the ability to maintain this pattern.

        * Income from operations for the quarter ended July 31, 2015 was at $778,000, which is a 0.39% increase from the corresponding quarter last year, which had income from operations of $775,000.

        * Other income and expenses showed a $259,000 gain for the quarter ended July 31, 2015 as compared to a $290,000 gain for the quarter ended July 31, 2014. The slight decrease is primarily due to fewer gains recognized on sales of investments.

        * Provision for income taxes showed a decrease of $18,000, down from $333,000 in the quarter ended July 31, 2014 to $315,000 for the quarter ended July 31, 2015.

        * In turn, net income for the quarter ended July 31, 2015 was $722,000, a 1.37% decrease from the corresponding quarter last year, which showed net income of $732,000.

        * Earnings per share for the quarter ended July 31, 2015 were $0.14 per common share and $0.15 per common share for the quarter ended July 31, 2014.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

    Operating

        * Net cash increased $722,000 during the quarter ended July 31, 2015 as compared to an increase of $750,000 during the corresponding quarter last year.

        * Accounts receivable dereased $125,000 for the quarter ending July 31, 2015 compared with a $103,000 increase for the same quarter last year. The decrease in accounts receivable is directly attributable to the decrease in sales as minimal amount of accounts over 90 days were found to be uncollectible.

        * Inventories increased $255,000 during the current quarter as com-pared to a $25,000 increase last year, primarily due to ordering larger quantities to get a better price and to keep up with the in-creased sales we had in the few previous quarters.

        * At the quarter ended July 31, 2015 there was a $29,000 decrease in prepaid expenses and at July 31, 2014, there was a $28,000 increase. The current decrease is a result of normal operations being re-ported to the expense accounts during the current quarter.

        * Income tax overpayment for the quarter ended July 31, 2015 decreased $336,000, while there was no overpayment for the quarter ending
          July 31, 2014. The current decrease in income tax overpayment is a result of normal business income offsetting the overpayment.

        * Accounts payable shows an increase of $76,000 for the quarter ended July 31, 2015 compared to a decrease of $14,000 for the same quar-ter the year before, primarily due to timing issues. Management strives to pay all payables within terms, unless there is a problem with the merchandise

        * Accrued expenses decreased $82,000 for the current quarter as com-pared to an $82,000 decrease for the quarter ended July 31, 2014.

    Investing

        * As for our investment activities, the Company spent approximately $3,000 on acquisitions of property and equipment for the current fiscal quarter. In comparison with the corresponding quarter last year, there was activity of $12,000.

        * Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks.
          Cash spent on purchases of marketable securities for the quarter ended July 31, 2015 was $225,000 compared to $165,000 spent during the quarter ended July 31, 2014. We continue to use "money manager" accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

        * Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2015, the Company purchased $1,000 worth of treasury stock, compared to $3,000 in the same period the prior year.


The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                       July 31,
                                                 2015           2014
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 33,926,000   $ 32,793,000
Current ratio
  (current assets / current liabilities)           16.942         13.396
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   15.634         18.511



New Product Development
~~~~~~~~~~~~~~~~~~~~~~~
        The Company and its' engineering department perpetually work to de-velop enhancements to current product lines, develop new products which com-plement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

        * Wireless contact switches

        * Wireless versions of our pool alarms and environmental sensors

        * Redesign of a slimmer face plate on our pool alarm that will allow the homeowner to change the plate to match their decor

        * Redesign of our Current Controller that will allow us to manufacture
          (1) a 15 amp version that would automatically turn on a whole room of lights and (2) a 220-volt version for international markets

        * Twist lock for recessed steel door contacts, including biased for high security

        * Fuel level monitor to safely monitor and report when tampering occurs

Other Information
~~~~~~~~~~~~~~~~~

        In addition to researching developing new products, management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Due to the Company's strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing tech-niques and established customers to deliver new products and increase sales and profits.

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

        In January 2015, the FASB issued Accounting Standards Update No. 2015-04, "Requirement that All Deferred Income Tax Assets and Liabilities Be Presented as Non-Current in a Classified Balance Sheet". The objective of this update is to require deferred tax liabilities and assets be classified entirely as non-current in a classified balance sheet. This update is effect-ive in annual reporting periods beginning after December 15, 2016 and the interim periodss within that year. The Company is evaluating the impact of this update on the Company's financial statements.

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

            (b) Information required by Item 308

This disclosure is not yet required.


Item 4A.    Controls and Procedures

Quarterly evaluation of disclosure controls and procedures:
----------------------------------------------------------
As of the end of the period covered by the Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer (who also serves as our Chief Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC's rules, and that such information is accumulated and communicated to our management, including our Chief Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of dis-closure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Chief Executive Officer concluded that, as of July 31, 2015, our disclosure controls and procedures were not effective.


Changes in internal controls over financial reporting:
-----------------------------------------------------
The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal con-trol over financial reporting was ineffective as of July 31, 2015, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management's assessment identified the following material weakness in inter-nal control over financial reporting:

        * The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial re-porting, particularly as it relates to financial reporting and de-ferred taxes. Due to the departure of the Controller, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. Until such time as the Company is able to hire a Controller, we do not believe we meet the full re-quirement for separation for financial reporting purposes.

As a result of the material weakness in internal control over financial re-porting described above, the Company's management has concluded that, as of July 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frame-work issued by the COSO.

To date, the Company has hired a person to fill the controller position, but more training will be required to fulfill disclosure control and procedure responsibilities. We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

        * Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;

        * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

        * Provide reasonable assurance regarding prevention or timely de-tection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings

        Not applicable

Item 1A.    Risk Factors

        Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's repurchase of common stock for the first quarter of fiscal year 2016.


                     Period                  Number of shares repurchased
          -------------------------------    ----------------------------
          May 1, 2015 - May 31, 2015                        200
          June 1, 2015 - June 30, 2015                       15
          July 1, 2015 - July 31, 2015                       --



Item 3.     Defaults upon Senior Securities

        Not applicable

Item 4.     Mine Safety Disclosures

        Not applicable

Item 5.     Other Information

        Not applicable

Item 6.     Exhibits

       Exhibit No.   Description
       -----------   -----------
       31.1          Certification of the Chief Executive Officer (Principal
                     Financial and Accounting Officer), as required by Section
                     302 of the Sarbanes-Oxley act of 2002.

       31.2 Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley act of 2002.

                                 SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        George Risk Industries, Inc.
                                (Registrant)


Date    September 14, 2015              By:  /s/ Stephanie M. Risk-McElroy
                                        Stephanie M. Risk-McElroy
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Chairman
                                        of the Board