Form 10-Q
period 2015-10-31
RISK GEORGE INDUSTRIES INC
filed 2015-12-14
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended October 31, 2015

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of December 14, 2014 was 5,024,260.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and six month period ended October 31, 2015, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS


                                              October 31,     April 30,
                                                 2015           2015
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 4,719,000    $ 5,691,000
     Investments and securities               24,553,000     25,266,000
     Accounts receivable:
        Trade, net of $206 and $160
          doubtful account allowance           1,753,000      2,007,000
        Other                                      5,000          3,000
     Note receivable, current			    --		  1,000
     Income tax overpayment                      762,000        534,000
     Inventories, net                          2,826,000      2,275,000
     Prepaid expenses                             71,000        108,000
                                             ------------   ------------
Total Current Assets                         $34,689,000    $35,885,000

Property and Equipment, net, at cost             610,000        661,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   253,000        253,000
     Projects in process                          70,000         56,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   324,000    $   310,000

TOTAL ASSETS                                 $35,623,000    $36,856,000
                                             ============   ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                                              October 31,     April 30,
                                                 2015           2015
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   134,000    $   110,000
     Dividends payable                         1,255,000      1,099,000
     Accrued expenses:
        Payroll and related expenses             309,000        306,000
     Deferred income taxes                       442,000        857,000
                                             ------------   ------------
Total Current Liabilities                    $ 2,140,000    $ 2,372,000

Long-Term Liabilities
     Deferred income taxes                       105,000        115,000
                                             ------------   ------------
Total Long-Term Liabilities                  $   105,000    $   115,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      708,000      1,282,000
     Retained earnings                        33,547,000     33,960,000
     Treasury stock, 3,473,671 and 3,470,906
        shares, at cost                       (3,562,000)    (3,558,000)
                                             ------------   ------------
Total Stockholders' Equity                   $33,378,000    $34,369,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $35,623,000    $36,856,000
                                             ============   ============

See the companying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                        CONDENSED INCOME STATEMENTS
                                (Unaudited)

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2015         2015          2014         2014
                         ---------------------------------------------------
Net Sales                $ 2,775,000  $ 5,630,000   $ 3,020,000  $ 6,019,000
Less: cost of goods sold  (1,187,000)  (2,548,000)   (1,288,000)  (2,802,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,588,000  $ 3,082,000   $ 1,732,000  $ 3,217,000

Operating Expenses:
  General and
    administrative           213,000      416,000       218,000      412,000
  Sales                      486,000      980,000       463,000      956,000
  Engineering                 23,000       38,000        21,000       41,000
  Rent paid to related
    parties                    5,000        9,000         5,000        9,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   727,000  $ 1,443,000   $   707,000  $ 1,418,000

Income From Operations       861,000    1,639,000     1,025,000    1,799,000

Other Income (Expense)
  Other                        5,000        8,000             0        1,000
  Dividend and interest
    income                   142,000      309,000       136,000      289,000
  Gain (loss) on
    investments             (135,000)     (46,000)      128,000      265,000
                         ------------ ------------  ------------ ------------
                         $    12,000  $   271,000   $   264,000  $   555,000

Income Before Provisions
  for Income Tax             873,000    1,910,000     1,289,000    2,354,000

Provisions for Income Tax
  Current expense           (287,000)    (626,000)     (233,000)    (583,000)
  Deferred tax benefit
    (expense)                (13,000)      11,000       (35,000)     (18,000)
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $  (300,000) $  (615,000)  $  (268,000) $  (601,000)

Net Income               $   573,000  $ 1,295,000   $ 1,021,000  $ 1,753,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.34
    per share)           $(1,709,000) $(1,709,000)
  Common Stock ($0.32
    per share)                                      $(1,609,000) $(1,609,000)

Income Per Share of Common Stock:
    Basic                      $0.11        $0.26         $0.20        $0.35
    Assuming Dilution          $0.11        $0.26         $0.20        $0.35

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,025,244    5,025,379     5,029,609    5,029,759
    Assuming Dilution      5,045,744    5,045,879     5,050,109    5,050,259

See the accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)

                        Three months  Six months   Three months  Six months
                            ended        ended         ended        ended
                         October 31,  October 31,   October 31,  October 31,
                            2015         2015          2014         2014
                         ----------------------------------------------------
Net Income               $   573,000  $ 1,295,000   $ 1,021,000  $ 1,753,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period         (631,000)  (1,118,000)      366,000      639,000
    Reclassification adjustment
      for gains (losses) included
      in net income          194,000      131,000      (503,000)    (649,000)
    Income tax benefit (expense)
      related to other com-
      prehensive income      183,000      413,000        57,000        4,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $  (254,000) $  (574,000)  $   (80,000) $    (6,000)

Comprehensive Income     $   319,000  $   721,000   $   941,000  $ 1,747,000
                         ============ ============  ============ ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                               Six months     Six months
                                                 ended          ended
                                              October 31,    October 31,
                                                  2015           2014
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,295,000    $ 1,753,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                 79,000         71,000
     (Gain) loss on sale of investments           46,000       (265,000)
     Reserve for bad debts                             0         (5,000)
     Reserve for obsolete inventory               12,000         10,000
     Deferred income taxes                       (11,000)        19,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    254,000        (14,000)
          Inventories                           (563,000)       (51,000)
          Prepaid expenses                        37,000         35,000
          Other receivables                       (2,000)        (3,000)
          Income tax overpayment                (228,000)             0
       Increase (decrease) in:
          Accounts payable                        24,000         60,000
          Accrued expenses                         3,000         27,000
          Income tax payable                           0        (31,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $   946,000    $ 1,606,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                      (14,000)       (18,000)
  (Purchase) of property and equipment           (27,000)      (111,000)
  Proceeds from sale of marketable securities     55,000         21,000
  (Purchase) of marketable securities           (376,000)      (377,000)
  (Purchase) of long-term investment                   0        (15,000)
  Collections of loans to employees                1,000              0
                                             ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (361,000)   $  (500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Purchase) of tresury stock                     (4,000)        (4,000)
  Dividends paid                              (1,553,000)    (1,463,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,557,000)   $(1,467,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $  (972,000)   $  (361,000)

Cash and cash equivalents, beginning of
  period                                     $ 5,691,000    $ 5,872,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 4,719,000    $ 5,511,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $   850,000    $   610,000
       Interest expense                      $         0    $         0

     Cash receipts for:
       Income taxes                          $         0    $         0

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2015

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

     The Company has investments in publicly traded equity securities, cor-porate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classi-fied as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between January 2016 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders' equity. Dividend and interest income are reported as earned.

     As of October 31, 2015, investments available-for-sale consisted of the following:

                                         Gross         Gross
                             Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,535,000  $   107,000   $  (139,000) $ 6,503,000
Corporate bonds          $    30,000  $      --     $    (6,000) $    24,000
REITs                    $    86,000  $     1,000   $   (13,000) $    74,000
Equity securities        $14,246,000  $ 1,630,000   $  (364,000) $15,512,000
Money markets            $ 2,440,000  $      --     $      --    $ 2,440,000
                         ------------ ------------  ------------ ------------
   Total                 $23,337,000  $ 1,738,000   $  (552,000) $24,553,000

      The Company evaluates all marketable securities for other-than temp-orary declines in fair value, which are defined as when the cost basis ex-ceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an "other-than-temporary" decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $23,000 for both the quarter and six months ended October 31, 2015. Likewise, as for the corresponding periods last year, management recorded an $8,000 impairment loss for the three and six months ended October 31, 2014.


     The following table shows the investments with unrealized losses that are not deemed to be "other-than-temporarily impaired", aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2015.


     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $2,506,000  $  (48,000)  $1,341,000  $ (91,000)  $ 3,847,000  $  (139,000)
Corporate bonds
   $   24,000  $   (6,000)  $     --    $    --     $    24,000  $    (6,000)
REITs
   $   28,000  $   (1,000)  $   16,000  $ (12,000)  $    44,000  $   (13,000)
Equity securities
   $2,644,000  $ (185,000)  $1,098,000  $(179,000)  $ 3,742,000  $  (364,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $5,202,000  $ (240,000)  $2,455,000  $(282,000)  $ 7,657,000  $  (522,000)


Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2015.

Corporate Bonds
---------------
The Company's unrealized loss on investments in corporate bonds relates to one bond. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the invest-ment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at October 31, 2015.


Marketable Equity Securities and REITs
--------------------------------------
The Company's investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold onto these investments for an extended period, the company does not consider these investments to be other-than-temporarily impaired at October 31, 2015.


Note 3		Inventories

     Inventories at October 31, 2015 and April 30, 2015 consisted of the following:

                                              October 31,     April 30,
                                                 2015           2015
                                             ------------   ------------
          Raw Materials                      $ 1,887,000    $ 1,557,000
          Work in Process                        594,000        466,000
          Finished Goods                         423,000        318,000
                                             ------------   ------------
                                             $ 2,904,000    $ 2,341,000
          Less: allowance for obsolete
                inventory                        (78,000)       (66,000)
                                             ------------   ------------
          Net Inventories                    $ 2,826,000    $ 2,275,000
                                             ============   ============


Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     October 31,
                                                 2015           2014
                                             ---------------------------
Net revenue:
     Security alarm products                   2,351,000      2,562,000
     Other products                              424,000        458,000
                                             ------------   ------------
Total net revenue                            $ 2,775,000    $ 3,020,000

Income from operations:
     Security alarm products                     729,000        869,000
     Other products                              132,000        156,000
                                             ------------   ------------
Total income from operations                 $   861,000    $ 1,025,000

Identifiable assets:
     Security alarm products                   3,549,000      3,994,000
     Other products                            1,538,000        885,000
     Corporate general                        30,536,000     30,554,000
                                             ------------   ------------
Total assets                                 $35,623,000    $35,433,000

Depreciation and amortization:
     Security alarm products                       4,000          3,000
     Other products                               30,000         29,000
     Corporate general                             6,000          6,000
                                             ------------   ------------
Total depreciation and amortization          $    40,000    $    38,000

Capital expenditures:
     Security alarm products                      24,000           --
     Other products                                 --           87,000
     Corporate general                              --           12,000
                                             ------------   ------------
Total capital expenditures                   $    24,000    $    99,000


Note 5		Earnings per Share

     Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended October 31, 2015
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  573,000
                                ===========
Basic EPS                       $  573,000        5,025,244    $     0.11
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  573,000        5,045,744    $     0.11


                                 For the six months ended October 31, 2015
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,295,000
                                ===========
Basic EPS                       $1,295,000        5,025,379    $     0.26
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,295,000        5,045,879    $     0.26


                                For the three months ended October 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,021,000
                                ===========
Basic EPS                       $1,021,000        5,029,609    $     0.20
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,021,000        5,050,109    $     0.20


                                 For the six months ended October 31, 2014
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,753,000
                                ===========
Basic EPS                       $1,753,000        5,029,759    $     0.35
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,753,000        5,050,259    $     0.35



Note 6		Retirement Benefit Plan

     On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during the quarter ending October 31, 2015 and $2,000 was paid during the corresponding quarter the prior fiscal year. Likewise, the Company paid matching contributions of approximately $5,000 during the six-month period ending October 31, 2015 and $5,000 during the six-month period ending October 31, 2014. There were no discretionary contributions paid during either the quarters or six-month periods ending October 31, 2015 and 2014, respectively.


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

Marketable Securities
---------------------
As of October 31, 2015, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal and corporate bonds, the inputs are recorded at Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of October 31, 2015
                        ---------------------------------------------------
                          Level 1      Level 2      Level 3        Total
                          -------      -------      -------       -------
Assets:
  Municipal Bonds       $      --     $ 6,503,000  $     --     $ 6,503,000
  Corporate Bonds       $    24,000   $      --    $     --     $    24,000
  REITs                 $    74,000   $      --    $     --     $    74,000
  Equity Securities     $15,512,000   $      --    $     --     $15,512,000
  Money Markets         $ 2,440,000   $      --    $     --     $ 2,440,000
                        ------------  ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis       $18,050,000   $ 6,503,000  $     --     $24,553,000
                        ============  ============ ==========   ============


Note 8		Subsequent Events

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

Executive Summary
~~~~~~~~~~~~~~~~~

     The Company's performance has declined through the first and second quarters, showing a drop in sales and the poor performance in the stock market has generated some realized losses on investments. New challenges the Company has endured over the six months of this fiscal year include the burden of regulatory requirements of the Affordable Care Act and the increase in the minimum wage requirements, as well as selection and implementation of new hardware and software systems which will enhance productivity and communication throughout the organization.

Results of Operations
~~~~~~~~~~~~~~~~~~~~~

     * Net sales showed a 6.46% decrease year-to-date over the same period in the prior year. There were only slight decreases of less than 1% in our most popular products lines and the Company's ongoing commitment to outstanding customer service is one reason as to why sales did not fall further.

     * Cost of goods sold remained steady throughout the six months ended October 31, 2015 at 45.26% of sales, compared to 46.55% in the prior year, keeping well within the target of less than 50%.

     * Operating expenses were up approximately $25,000 for the period ended October 31, 2015 as compared to the corresponding period last year. These costs are primarily due to new product development and increased sales advertising. The Company has been able to keep the operating expenses at less than 30% of net sales over the last several years; however, the effects of the Accountable Care Act and the State of Nebraska regulatory increase in the minimum wage continue to provide concerns regarding the ability to maintain this pattern.

     * Income from operations for the six months ended October 31, 2015 was at $1,639,000, an 8.89% decrease from the corresponding period last year, which had income from operations of $1,799,000.

     * Other income and expenses are down when comparing to the current six month period the prior year, with only a decrease of approximately $284,000 in the current year. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments. With the recent decline in the performance of the stock market, decisions were made to sell many holdings and take the realized losses on the investments over the last few months.

     * Overall net income for the six month period ended October 31, 2015 was down $458,000, or 26.13%, from the same period in the prior year.

     * Earnings per share for the six months ended October 31, 2015 were $0.26 per common share and $0.35 per common share for the same period in the prior year.


Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

   Operating
   ---------

     * Net cash decreased $972,000 during the six months ended October 31, 2015 as compared to a decrease of $361,000 during the corresponding period last year.

     * Accounts receivable decreased $254,000 for the six months ended October 31, 2015 compared with a $14,000 increase for the same period last year. The current year decrease is a result of the decline in sales and is offset with the Company's ability to collect on accounts receivable in a timely manner.

     * Inventories increased during the current and prior six month periods showing an increase of $563,000 in the current period compared to a $51,000 increase in the prior period. These increases are attribut-able to past buying trends, since there had been increases in sales prior to the most recent quarter, and some vendors' price increases.

     * Prepaid expenses saw a $37,000 decrease for the current six months, primarily due to recording the regular monthly of doing business and no having to renew any service agreements over the last six months. Conversely, the prior six months showed a $35,000 decrease in prepaid expenses.

     * There was an increase of $228,000 income tax overpayment for the period ended October 31, 2015, while there was no overpayment for the same period the prior year.

     * Accounts payable shows increases for both six month periods at $24,000 and $60,000, respectively. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.

     * Accrued expenses increased $3,000 for the current six month period as compared to a $27,000 increase for the six month period ended October 31, 2014.


   Investing
   ---------

     * As for our investment activities, the Company spent approximately $24,000 on acquisitions of property and equipment for the current six month period, in comparison with the corresponding six months last year, where there was activity of $111,000. In addition, the company has accumulated $14,000 towards assets manufactured on site for the current six month period.

     * Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six month period ended October 31, 2015 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six month period ended October 31, 2015 was $376,000 compared to $377,000 spent in the prior six month period. We continue to use "money manager" accounts for most stock trans-actions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.


   Financing
   ---------

     * The Company continues to purchase back common stock when the oppor-tunity arises. For the six month period ended October 31, 2015, the Company purchased $4,000 worth of treasury stock, which is the same amount spent in the corresponding six months period last year.

     * The company paid out dividends of $1,553,000 during the six months ending October 31, 2015. These dividends were paid during the second quarter. The company declared a dividend of $0.34 per share of common stock on September 30, 2015 and these dividends were paid by October 31, 2015. As for the prior year numbers, dividends paid was $1,463,000 for the six months ending October 31, 2014. A dividend of $0.32 per common share was declared and paid during the second fiscal quarter last year.



     The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     October 31,
                                                 2015           2014
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 32,549,000   $ 32,078,000
Current ratio
  (current assets / current liabilities)           16.210         14.495
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   14.498         13.495


New Product Development
~~~~~~~~~~~~~~~~~~~~~~~

     The Company and its' engineering department continue to develop enhance-ments to product lines, develop new products which complement existing prod-ucts, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

     * Wireless contact switches, Wi-Fi to enable monitoring of sensors from a smartphone, pool alarms and environmental sensors are in development

     * Slim-line face plate for pool alarms that will also allow homeowner to change the plate to match their decor

     * Triple biased High Security Switch


     * Redesign of our Current Controller that will allow us to manufacture a 15 amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets. 12 and 24-volt versions are also being developed in response to many requests to turn on LED lighting.

     * Redesign for the cover of the 29-Series terminal switch

     * New float water sensor that will monitor water levels in livestock tanks and sump pumps

     * Fuel level monitor - With fuel theft being a major problem around the world, we are crafting a monitor to tie into the security system to alarm if tanks or trucks are tampered with.


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


Recently Issued Accounting Pronouncements
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance. Amended in August 2015, this update is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company is evaluating the impact of this update on the Company's financial statements.

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

     (b)  Information required by Item 308

This disclosure is not yet required.


Item 4A.    Controls and Procedures

Quarterly Evaluation of disclosure controls and procedures:
-----------------------------------------------------------
As of the end of the period covered by the Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer (who also serves as our Chief Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC's rules, and that such information is accumulated and communicated to our management, including our Chief Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of dis-closure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Chief Executive Officer concluded that, as of October 31, 2015, our disclosure controls and pro-cedures were not effective.

Changes in internal controls over financial reporting:
------------------------------------------------------
The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Com-mission ("COSO"). The results of this evaluation determined that our in-ternal control over financial reporting was ineffective as of October 31, 2015, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weakness in internal control over financial re-porting described above, the Company's management has concluded that, as of October 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frame-work issued by the COSO.

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the second quarter of fiscal year 2016.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     August 1, 2015 - August 31, 2015                          200
     September 1, 2015 - September 30, 2015                    100
     October 1, 2015 - October 31, 2015                         -


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

                        George Risk Industries, Inc.
                                (Registrant)




Date:  December 14, 2015      By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Executive Officer, Chief
                              Financial Officer and Chairman of the Board