Form 10-Q
period 2016-01-31
RISK GEORGE INDUSTRIES INC
filed 2016-03-16
CIK 84112

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934

               For the quarter ended January 31, 2016

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant's Common Stock outstanding, as of March 16, 2016 was 5,023,810.

Transitional Small Business Disclosure Format:  Yes  [ X ]     No  [    ]

                        GEORGE RISK INDUSTRIES, INC.






                     PART I.     FINANCIAL INFORMATION







Item 1.   Financial Statements

     The unaudited financial statements for the three and nine month period ended January 31, 2016, are attached hereto.


                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS


                                              January 31,     April 30,
                                                 2016           2015
                                             ------------   ------------
                                              (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents               $ 5,280,000    $ 5,691,000
     Investments and securities               23,468,000     25,266,000
     Accounts receivable:
        Trade, net of $1,070 and $160
          doubtful account allowance           1,638,000      2,007,000
        Other                                      3,000          3,000
     Note receivable, current                        --           1,000
     Income tax overpayment                      797,000        534,000
     Inventories, net                          2,767,000      2,275,000
     Prepaid expenses                             79,000        108,000
     Deferred income taxes                        78,000            --
                                             ------------   ------------
Total Current Assets                         $34,110,000    $35,885,000

Property and Equipment, net, at cost             594,000        661,000

Other Assets
     Investment in Limited Land Partnership,
       at cost                                   253,000        253,000
     Projects in process                           3,000         56,000
     Other                                         1,000          1,000
                                             ------------   ------------
Total Other Assets                           $   257,000    $   310,000

TOTAL ASSETS                                 $34,961,000    $36,856,000
                                             ============   ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                                              January 31,     April 30,
                                                 2016           2015
                                             ------------   ------------
                                              (unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable, trade                 $   112,000    $   110,000
     Dividends payable                         1,255,000      1,099,000
     Accrued expenses:
        Payroll and related expenses             217,000        306,000
        Property taxes                             3,000            --
     Deferred income taxes                           --         857,000
                                             ------------   ------------
Total Current Liabilities                    $ 1,587,000    $ 2,372,000

Long-Term Liabilities
     Deferred income taxes                        94,000        115,000
                                             ------------   ------------
Total Long-Term Liabilities                  $    94,000    $   115,000

Stockholders' Equity
     Convertible preferred stock, 1,000,000
        shares authorized, Series 1-noncumulative,
        $20 stated value, 25,000 shares authorized,
        4,100 issued and outstanding              99,000         99,000
     Common stock, Class A, $.10 par value,
        10,000,000 shares authorized, 8,502,881
        shares issued and outstanding            850,000        850,000
     Additional paid-in capital                1,736,000      1,736,000
     Accumulated other comprehensive income      (15,000)     1,282,000
     Retained earnings                        34,182,000     33,960,000
     Treasury stock, 3,479,071 and 3,477,156
        shares, at cost                       (3,572,000)    (3,558,000)
                                             ------------   ------------
Total Stockholders' Equity                   $33,280,000    $34,369,000

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY    $34,961,000    $36,856,000
                                             ============   ============

See the companying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                        CONDENSED INCOME STATEMENTS
                                (Unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2016         2016          2015         2015
                         ---------------------------------------------------
Net Sales                $ 2,680,000  $ 8,310,000   $ 2,828,000  $ 8,847,000
Less: cost of goods sold  (1,316,000)  (3,864,000)   (1,233,000)  (4,035,000)
                         ------------ ------------  ------------ ------------
Gross Profit             $ 1,364,000  $ 4,446,000   $ 1,595,000  $ 4,812,000

Operating Expenses:
  General and
    administrative           227,000      643,000       201,000      613,000
  Sales                      448,000    1,428,000       522,000    1,478,000
  Engineering                 31,000       68,000        22,000       63,000
  Rent paid to related
    parties                    4,000       14,000         5,000       14,000
                         ------------ ------------  ------------ ------------
Total Operating Expenses $   710,000  $ 2,153,000   $   750,000  $ 2,168,000

Income From Operations       654,000    2,293,000       845,000    2,644,000

Other Income (Expense)
  Other                        5,000       13,000        (1,000)         --
  Dividend and interest
    income                   437,000      746,000       406,000      695,000
  Gain (loss) on
    investments             (242,000)    (288,000)      (54,000)     211,000
  Gain (loss) on sale
    of assets                    --           --          5,000        5,000
                         ------------ ------------  ------------ ------------
                         $   200,000  $   471,000   $   356,000  $   911,000

Income Before Provisions
  for Income Tax             854,000    2,764,000     1,201,000    3,555,000

Provisions for Income Tax
  Current expense            231,000      857,000       498,000    1,081,000
  Deferred tax expense
    (benefit)                (12,000)     (23,000)       (3,000)      15,000
                         ------------ ------------  ------------ ------------
Total Income Tax Expense $   219,000  $   834,000   $   495,000  $ 1,096,000

Net Income               $   635,000  $ 1,930,000   $   706,000  $ 2,459,000
                         ============ ============  ============ ============

Cash Dividends
  Common Stock ($0.34
    per share)           $       --   $ 1,709,000
  Common Stock ($0.32
    per share)                                      $       --   $ 1,609,000

Income Per Share of Common Stock:
    Basic                      $0.13        $0.38         $0.14        $0.49
    Assuming Dilution          $0.13        $0.38         $0.14        $0.49

Weighted Average Number of
  Common Shares Outstanding:
    Basic                  5,024,103    5,024,954     5,029,575    5,029,709
    Diluted                5,044,603    5,045,454     5,050,075    5,050,209

See the accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)

                        Three months  Nine months  Three months  Nine months
                            ended        ended         ended        ended
                         January 31,  January 31,   January 31,  January 31,
                            2016         2016          2015         2015
                         ----------------------------------------------------
Net Income               $   635,000  $ 1,930,000   $   706,000  $ 2,459,000
                         ------------ ------------  ------------ ------------

Other Comprehensive Income, net of tax
  Unrealized gain (loss) on securities:
    Unrealized holding
      gains (losses) arising
      during period       (1,385,000)  (2,503,000)     (359,000)     261,000
    Reclassification adjustment
      for gains (losses) included
      in net income          144,000      274,000        (9,000)    (640,000)
    Income tax benefit (expense)
      related to other com-
      prehensive income      519,000      932,000       154,000      158,000
                         ------------ ------------  ------------ ------------
  Other Comprehensive
    Income               $  (722,000) $(1,297,000)  $  (214,000) $  (221,000)

Comprehensive Income     $   (87,000) $   633,000   $   492,000  $ 2,238,000
                         ============ ============  ============ ============

See accompanying notes to the condensed financial statements.

                        GEORGE RISK INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                              Nine months    Nine months
                                                 ended          ended
                                              January 31,    January 31,
                                                  2016           2015
                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,930,000    $ 2,459,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                187,000        111,000
     (Gain) loss on sale of investments          288,000       (211,000)
     (Gain) loss on sales of assets                  --          (5,000)
     Reserve for bad debts                         1,000         (3,000)
     Reserve for obsolete inventory               10,000         (4,000)
     Deferred income taxes                       (23,000)        15,000
    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                    369,000        110,000
          Inventories                           (502,000)      (161,000)
          Prepaid expenses                        29,000          9,000
          Other receivables                       (1,000)        (3,000)
          Income tax overpayment                (263,000)      (506,000)
       Increase (decrease) in:
          Accounts payable                         2,000        112,000
          Accrued expenses                       (86,000)       (46,000)
                                             ------------   ------------
Net cash provided by (used in) operating
  activities                                 $ 1,941,000    $ 1,877,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other assets manufactured                       53,000        (18,000)
  Proceeds from sale of assets                       --           5,000
  (Purchase) of property and equipment          (119,000)      (165,000)
  Proceeds from sale of marketable securities     63,000         26,000
  (Purchase) of marketable securities           (783,000)      (847,000)
  (Purchase) of long-term investment                 --         (15,000)
  Collections of loans to employees                1,000            --
                                              ------------   ------------

Net cash provided by (used in) investing
  activities                                 $  (785,000)   $(1,014,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Purchase) of treasury stock                   (14,000)        (4,000)
  Dividends paid                              (1,553,000)    (1,463,000)
                                             ------------   ------------
Net cash provided by (used in) financing
  activities                                 $(1,567,000)   $(1,467,000)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                $  (411,000)   $  (604,000)

Cash and cash equivalents, beginning of
  period                                     $ 5,691,000    $ 5,872,000
                                             ------------   ------------
Cash and cash equivalents, end of period     $ 5,280,000    $ 5,268,000
                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information
	Cash payments for:
       Income taxes                          $ 1,115,000    $ 1,556,000
       Interest expense                      $       --     $     2,000

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

     The Company has investments in publicly traded equity securities, cor-porate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classi-fied as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between February 2016 and November 2048. The Company uses the average cost method to deter-mine the cost of securities sold and the amount reclassified out of accum-ulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stock-holders' equity. Dividend and interest income are reported as earned.

     As of January 31, 2016 and April 30, 2015, investments consisted of the following:

     Investments at                      Gross         Gross
    January 31, 2016         Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,377,000  $   119,000   $  (268,000) $ 6,228,000
Corporate bonds          $    30,000  $       --    $    (8,000) $    22,000
REITs                    $    72,000  $       --    $    (6,000) $    66,000
Equity securities        $14,423,000  $ 1,049,000   $  (912,000) $14,560,000
Money markets            $ 2,592,000  $       --    $       --   $ 2,592,000
                         ------------ ------------  ------------ ------------
   Total                 $23,494,000  $ 1,168,000   $(1,194,000) $23,468,000

     Investments at                      Gross         Gross
     April 30, 2015          Cost      Unrealized    Unrealized     Fair
                             Basis       Gains         Losses       Value
                         ------------ ------------  ------------ ------------
Municipal bonds          $ 6,546,000  $   115,000   $   (75,000) $ 6,586,000
Corporate bonds          $    30,000  $       --    $    (1,000) $    29,000
REITs                    $    57,000  $     6,000   $    (7,000) $    56,000
Equity securities        $14,100,000  $ 2,354,000   $  (189,000) $16,265,000
Money markets            $ 2,330,000  $       --    $       --   $ 2,330,000
                         ------------ ------------  ------------ ------------
   Total                 $23,063,000  $ 2,475,000   $  (272,000) $25,266,000

     In accordance the US GAAP, the Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year.
The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an "other-than-temporary" decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded im-pairment losses of $46,000 for the quarter ended January 31, 2016, and re-corded impairment losses of $69,000 for the nine months ended January 31, 2016. For the corresponding periods last year, management did not record any impairment losses for the quarter ended January 31, 2015, but did record im-pairment losses of $8,000 for the nine months ended January 31, 2015.

     The following tables show the investments with unrealized losses that are not deemed to be "other-than-temporarily impaired", aggregated by invest-ment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2016 and April 30, 2015, respectively.


      Unrealized Loss Breakdown by Investment Type at January 31, 2016

     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $2,923,000  $ (245,000)  $  549,000  $ (23,000)  $ 3,472,000  $  (268,000)
Corporate bonds
          --          --    $   22,000  $  (8,000)  $    22,000  $    (8,000)
REITs
   $   52,000  $   (6,000)         --         --    $    52,000  $    (6,000)
Equity securities
   $6,420,000  $ (618,000)  $1,743,000  $(294,000)  $ 8,163,000  $  (912,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $9,395,000  $ (869,000)  $2,314,000  $(325,000)  $11,709,000  $(1,194,000)



       Unrealized Loss Breakdown by Investment Type at April 30, 2015

     Less than 12 months     12 months or greater           Total
   -----------------------   ---------------------   ---------------------
       Fair     Unrealized       Fair    Unrealized     Fair     Unrealized
      Value        Loss         Value       Loss       Value        Loss
  ...........................................................................
Municipal bonds
   $2,743,000  $  (45,000)  $  680,000  $ (30,000)  $ 3,423,000  $   (75,000)
Corporate bonds
       29,000      (1,000)  $      --   $     --    $    29,000  $    (1,000)
REITs
   $   21,000  $   (7,000)         --         --    $    21,000  $    (7,000)
Equity securities
   $2,044,000  $ (136,000)  $  460,000  $ (53,000)  $ 2,504,000  $  (189,000)
   ----------- ------------ ----------- ----------  ------------ ------------
Total
   $4,837,000  $ (189,000)  $1,140,000  $ (83,000)  $ 5,977,000  $  (272,000)



Municipal Bonds
---------------
The unrealized losses on the Company's investments in municipal bonds were caused by interest rate increases. The contractual terms of these invest-ments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2016.

Corporate Bonds
---------------
The Company's unrealized loss on investments in corporate bonds relates to one bond. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the invest-ment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at January 31, 2016.

Marketable Equity Securities and REITs
--------------------------------------
The Company's investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management's plan to hold onto these investments for an extended period, the company does not consider these in-vestments to be other-than-temporarily impaired at January 31, 2016.


Note 3		Inventories

     Inventories at January 31, 2016 and April 30, 2015 consisted of the following:

                                              January 31,     April 30,
                                                 2016           2015
                                             ------------   ------------
          Raw Materials                      $ 1,815,000    $ 1,557,000
          Work in Process                        541,000        466,000
          Finished Goods                         487,000        318,000
                                             ------------   ------------
                                             $ 2,843,000    $ 2,341,000
          Less: allowance for obsolete
                inventory                        (76,000)       (66,000)
                                             ------------   ------------
          Net Inventories                    $ 2,767,000    $ 2,275,000
                                             ============   ============



Note 4		Business Segments
	The following is financial information relating to industry segments:

                                                 For the quarter ended
                                                     January 31,
                                                 2016           2015
                                             ---------------------------
Net revenue:
     Security alarm products                   2,272,000      2,239,000
     Other products                              408,000        589,000
                                             ------------   ------------
Total net revenue                            $ 2,680,000    $ 2,828,000

Income from operations:
     Security alarm products                     554,000        669,000
     Other products                              100,000        176,000
                                             ------------   ------------
Total income from operations                 $   654,000    $   845,000

Identifiable assets:
     Security alarm products                   3,263,000      3,901,000
     Other products                            1,636,000        988,000
     Corporate general                        30,062,000     30,813,000
                                             ------------   ------------
Total assets                                 $34,961,000    $35,702,000

Depreciation and amortization:
     Security alarm products                       4,000          4,000
     Other products                               92,000         30,000
     Corporate general                            12,000          6,000
                                             ------------   ------------
Total depreciation and amortization          $   108,000    $    40,000

Capital expenditures:
     Other products                               84,000         45,000
     Corporate general                             8,000          9,000
                                             ------------   ------------
Total capital expenditures                   $    92,000    $    54,000


Note 5		Earnings per Share

     Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

                                For the three months ended January 31, 2016
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  635,000
                                ===========
Basic EPS                       $  635,000        5,024,103    $   0.1264
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  635,000        5,044,603    $   0.1259


                                 For the nine months ended January 31, 2016
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $1,930,000
                                ===========
Basic EPS                       $1,930,000        5,024,954    $   0.3841
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $1,930,000        5,045,454    $   0.3825


                                For the three months ended January 31, 2015
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $  706,000
                                ===========
Basic EPS                       $  706,000        5,029,575    $   0.1404
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $  706,000        5,050,075    $   0.1399


                                 For the nine months ended January 31, 2015
                                -------------------------------------------
                                  Income          Shares        Per-share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------   -----------
Net Income                      $2,459,000
                                ===========
Basic EPS                       $2,459,000        5,029,709    $   0.4889
Effect of dilutive securities:
  Convertible preferred stock            0           20,500
                                -----------    -------------   -----------
Diluted EPS                     $2,459,000        5,050,209    $   0.4869



Note 6		Retirement Benefit Plan

    On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during the quarter ending January 31, 2016 and $3,000 was paid during the corresponding quarter the prior fiscal year. Likewise, the Company paid matching contributions of approximately $8,000 during both of the nine-month periods ending January 31, 2016 and 2015, respectively.


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

Marketable Securities
---------------------
As of January 31, 2016, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal and corporate bonds, the inputs are recorded at Level 2.

Fair Value Hierarchy
--------------------
The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                        Assets Measured at Fair Value on a Recurring Basis
                                      as of January 31, 2016
                        ---------------------------------------------------
                          Level 1      Level 2      Level 3        Total
                          -------      -------      -------       -------
Assets:
  Municipal Bonds       $       --    $ 6,228,000  $     --     $ 6,228,000
  Corporate Bonds       $    22,000   $       --   $     --     $    22,000
  REITs                 $    66,000   $       --   $     --     $    66,000
  Equity Securities     $14,560,000   $       --   $     --     $14,560,000
  Money Markets         $ 2,592,000   $       --   $     --     $ 2,592,000
                        ------------  ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis       $17,240,000   $ 6,228,000  $     --     $23,468,000
                        ============  ============ ==========   ============

                        Assets Measured at Fair Value on a Recurring Basis
                                       as of April 30, 2015
                        ---------------------------------------------------
                          Level 1      Level 2      Level 3        Total
                          -------      -------      -------       -------
Assets:
  Municipal Bonds       $       --    $ 6,586,000  $     --     $ 6,586,000
  Corporate Bonds       $    29,000   $       --   $     --     $    29,000
  REITs                 $    56,000   $       --   $     --     $    56,000
  Equity Securities     $16,265,000   $       --   $     --     $16,265,000
  Money Markets         $ 2,330,000   $       --   $     --     $ 2,330,000
                        ------------  ------------ ----------   ------------
Total fair value of
  assets measured on a
  recurring basis       $18,680,000   $ 6,586,000  $     --     $25,266,000
                        ============  ============ ==========   ============


Note 8		Subsequent Events

        After doing much research to find what should work best for the business, the Company has made a down payment on a new ERP software system. Management is hopeful that this new system will enhance productivity and communicaiton throughout the organization.

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

Executive Summary
~~~~~~~~~~~~~~~~~

     The Company's performance has declined slightly through the three quarters, with reduced sales and mediocre investment returns. New challenges the Company has endured over the nine months of this fiscal year include the burden of regulatory requirements of the Affordable Care Act, and the in-crease in the minimum wage requirements, as well as selection and implementation of new hardware and software systems which will enhance productivity and communication throughout the organization.

Results of Operations
~~~~~~~~~~~~~~~~~~~~~

     * Gross profit showed a 7.61% decrease year-to-date over the same period in the prior year due to a decrease in sales and an increase in cost of goods sold. Management has found out that there is some new com-petition in the marketplace, but we expect to strive with our commit-ment to outstanding customer service and quality manufacturing that takes place in the United States.

     * Cost of goods sold remained steady throughout the nine months ended January 31, 2016 at 46.50% of sales, compared to 45.61% in the prior year, keeping well within the target of less than 50%.

     * Operating expenses were down approximately $15,000 for the nine month period ended January 31, 2016 as compared to the corresponding period last year. The decrease in these expenses are primarily due to de-creased commissions directly related to the decrease in sales. The Company has been able to keep the operating expenses at less than 30% of net sales over the last several years; and the Company has been adapting to the new costs incurred from the Affordable Care Act and the State of Nebraska regulatory increase of the minimum wage.

     * Income from operations for the nine months ended January 31, 2016 was at $2,293,000, a 13.28% decrease from the corresponding period last year, which had income from operations of $2,644,000.

     * Other income and expenses decreased, when comparing the current nine month period to the prior year, with a decrease of $440,000 in the current year. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of invest-ments.

     * Overall net income for the nine month period ended January 31, 2016 was down $529,000, or 21.51%, from the same period in the prior year.

     * Earnings per share for the nine months ended January 31, 2016 were $0.38 per common share and $0.49 per common share for the same period in the prior year.

Liquidity and capital resources
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

   Operating
   ---------

     * Net cash decreased $411,000 during the nine months ended January 31, 2016 as compared to a decrease of $604,000 during the corresponding period last year.

     * Accounts receivable decreased $369,000 for the nine months ended January 31, 2016 compared with an $110,000 decrease for the same period last year. Approximately $1,070 of accounts over 90 days have a possibility of being uncollectible.

     * Inventories increased during the current and prior nine month periods showing an increase of $502,000 in the current period compared to a $161,000 increase in the prior period. These increases are attributable to past buying trends, since there had been increases in sales with the last year, and some vendors' price increases.

     * Prepaid expenses saw a $29,000 decrease for the current nine months, primarily due to the recording of the regular monthly expenses of doing business and only having to renew one service agreements over the last nine months. Conversely, the prior nine months showed a $9,000 decrease in prepaid expenses.

     * Income tax overpayment for the nine months ended January 31, 2016, in-creased $263,000, while the overpayment increased $506,000 for the same period the prior year.

     * Accounts payable shows increases for both nine month periods at $2,000 and $112,000, respectively. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.

     * Accrued expenses decreased $86,000 for the current nine month period as compared to a $46,000 decrease for the nine month period ended January 31, 2015.

   Investing
   ---------

     * As for our investment activities, the Company spent approximately $119,000 on acquisitions of property and equipment for the current nine month period, in comparison with the corresponding nine months last year, where there was activity of $165,000.

     * Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine month period ended January 31, 2016 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the nine month period ended January 31, 2016 was $783,000 compared to $847,000 spent in the prior nine month period. We continue to use "money manager" accounts for most stock trans-actions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

   Financing
   ---------

     * The Company continues to purchase back common stock when the opportunity arises. For the nine month period ended January 31, 2016, the Company purchased $14,000 worth of treasury stock, as compared to $4,000 in the same nine months period the prior year.

     * The company paid out dividends of $1,553,000 during the nine months ending January 31, 2016. These dividends were paid during the second quarter. The company declared a dividend of $0.34 per share of common stock on September 30, 2015 and these dividends were paid by October 31, 2015. As for the prior year numbers, dividend paid was $1,463,000 for the nine months ending January 31, 2015. A dividend of $0.32 per common share was declared and paid during the second fiscal quarter last year.



     The following is a list of ratios to help analyze George Risk Industries' performance:

                                                For the quarter ended
                                                     January 31,
                                                 2016           2015
                                             ---------------------------
Working capital
  (current assets - current liabilities)     $ 32,523,000   $ 32,546,000
Current ratio
  (current assets / current liabilities)           21.493         16.047
Quick ratio
  ((cash + investments + AR) / current liabilities)
                                                   19.147         14.679


New Product Development
~~~~~~~~~~~~~~~~~~~~~~~

     The Company and its' engineering department continue to develop enhance-ments to product lines, develop new products which complement existing prod-ucts, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

     * Wireless contact switches, Wi-Fi to enable monitoring of sensors from a smartphone, pool alarms and environmental sensors are in development

     * Slim-line face plate for pool alarms that will also allow homeowner to change the plate to match their decor

     * The High Security Switch is near completion with testing being done on it now.

     * The redesign of our Current Controller is complete and is ready to be sent off for U.L. approval. This will allow us to manufacture several different versions, including a 15 amp version that would auto-matically turn on a whole room of lights and a 220-volt version for international markets. 12 and 24-volt versions are also being de-veloped in response to many requests to turn on LED lighting.

     * Redesign of our very popular, top selling resistor packs. The new de-sign will be more automated to produce more in a shorter timeframe.

     * Modification of our E-Z Duct connectors to be able to be U.L. listed for fire rating and high voltage.

     * Redesign for the cover of the 29-Series terminal switch

     * Redesign of our M-4532 overhead door magnet to allow installers to replace existing competitor magnets with our product.

     * New float water sensor that will monitor water levels in livestock tanks and sump pumps

     * Fuel level monitor -- With fuel theft being a major problem around the world, we are crafting a monitor to tie into the security system to alarm if tanks or trucks are tampered with.


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

     In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update re-quires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company is evaluating the impact of this update on the Company's financial statements.

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

     (b)  Information required by Item 308

This disclosure is not yet required.


Item 4A.    Controls and Procedures

Evaluation of disclosure controls and procedures:
-------------------------------------------------
As of theend of the period covered by the Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer (who also serves as our Chief Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC's rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required dis-closures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possiblity of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only pro-vide reasonable assurance of achieving their control objectives. Our Chief Executive Officer concluded that, as of January 31, 2016, our disclosure con-trols and procedures were not effective.

Changes in internal controls over financial reporting:
------------------------------------------------------
The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The results of this evaluation determined that our internal control over financial reporting was ineffective as of January 31, 2016, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weakness in internal control over financial re-porting described above, the Company's management has concluded that, as of January 31, 2016, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Frame-work issued by the COSO.

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

                        GEORGE RISK INDUSTRIES, INC.



                       Part II.     OTHER INFORMATION




Item 1.     Legal Proceedings
     Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information relating to the Company's repurchase of common stock for the third quarter of fiscal year 2015.

                Period                         Number of shares repurchased
     --------------------------------------    ----------------------------
     November 1, 2015 - November 30, 2015                   500
     December 1, 2015 - December 31, 2015                   900
     January 1, 2016 - January 31, 2016                      -


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

                        George Risk Industries, Inc.
                                (Registrant)




Date:  March 16, 2016         By:  /s/ Stephanie M. Risk-McElroy
                              Stephanie M. Risk-McElroy
                              President, Chief Executive Officer, Chief
                              Financial Officer and Chairman of the Board