Form 10-K
period 2016-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2016-08-10
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10–K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 000–05378

George Risk Industries, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84–0524756
(State of incorporation)	(IRS Employer Identification No.)

802 South Elm Kimball, NE (Address of principal executive offices)	69145 (Zip Code)

Registrant’s telephone number (308) 235–4645

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	None

Securities registered under Section 12(g) of the Act:

Class A Common Stock, $.10 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                 No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Act.

Yes ☐                 No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                 No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                 No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229-405 of this chapter) is not contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.            ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐               No ☒

The aggregate market value, as of July 29, 2016, of the common stock (based on the average of the bid and asked prices of the shares on the OTCBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $13,277,116.

The number of outstanding shares of the common stock as of July 29, 2016 was 5,021,660.

DOCUMENTS INCORPORATED BY REFERENCE

A material vendor contract with a customer that accounts for a material portion of our sales.

Part I

Preliminary Note Regarding Forward-Looking Statements and Currency Disclosure

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Products, Market, and Distribution

The company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, and water sensors. Our security burglar alarm products comprise approximately 95 percent of net revenues and are sold through distributors and alarm dealers/installers.

The security segment has approximately 1,000 current customers. One of the distributors, ADI (which is a division of Honeywell International), accounts for approximately 41.3 percent of the company’s sales of these products. Tri-Ed Distribution accounts for another 11.8 percent of company sales. Loss of these distributors would be significant to the company. However, both companies have purchased from the company for many years and are expected to continue. Also, the company has obtained a written agreement with ADI. This agreement was signed in February 2011 and initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

The keyboard segment has approximately 800 customers. Keyboard products are sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

Competition

The company has intense competition in the keyboard and burglar alarm lines.

The burglar alarm segment has approximately eight major competitors. The company competes well based on price, product design, quality, customization and prompt delivery.

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

GRI has approximately 145 employees.

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

Item 3	Legal Proceedings

None.

Item 4	Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholders’ Matter

Principal Market

The company’s Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information

2016 Fiscal Year	High	Low

May 1—July 31	8.65	7.90
August 1—October 31	9.00	7.00
November 1—January 31	8.25	5.50
February 1—April 30	7.74	6.47

2015 Fiscal Year	High	Low

May 1—July 31	8.47	7.15
August 1—October 31	8.97	7.24
November 1—January 31	8.60	7.56
February 1—April 30	8.60	7.65

On September 30, 2015, a dividend of $.34 per common share was declared for the fiscal year ended April 30, 2016.

For the prior fiscal year, a dividend of $0.32 per common share was declared on September 30, 2014.

The number of holders of record of the company’s Class A Common Stock as of April 30, 2016, was approximately 1,200.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the company’s common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2016 Fiscal Year	Number of shares repurchased
May 1—July 31	215
August 1—October 31	300
November 1—January 31	1,400
February 1—April 30	1,950

2015 Fiscal Year	Number of shares repurchased
May 1—July 31	400
August 1—October 31	200
November 1—January 31	0
February 1—April 30	3,850

There are still approximately 183,000 shares available to be repurchased under the current resolution.

Item 6	Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

George Risk Industries, Inc. (GRI) is a diversified manufacturer of electronic components, encompassing the security industry’s widest variety of door and window contact switches, environmental products, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 6.4% of revenues for fiscal year 2016 and 6.0% for 2015.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The company has substantial marketable securities holdings and these holding have a material impact on the financial results. For the fiscal year ending April 30, 2016, other income accounted for 22.12% of income before income taxes. In comparison, other income accounted for 24.14% of the income before income taxes for the year ending April 30, 2015. Management’s philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. And over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

Management is always open to the possibility of acquiring a business that would complement our existing operations. This would probably not require any outside financing. The intent would be to utilize the equipment, marketing techniques and established customers to increase sales and profits.

There are no known seasonal trends with any of GRI’s products, since we mostly sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

Liquidity and Capital Resources

Operating

Net cash increased $227,000 during the year ended April 30, 2016 compared to a decrease of $181,000 during the year ended April 30, 2015. Accounts receivable decreased $98,000 during the current year and showed a $31,000 decrease in the prior year. The larger decrease in cash flow from accounts receivable is a reflection of decreased sales and that customers are taking slightly longer to pay us. At April 30, 2016, 72.45% of receivables were less than 45 days and less than 1% were over 90 days. In comparison, 75.01% of the receivables were considered current (less than 45 days) and less than 1% of the total were over 90 days past due for the prior year during the same period.

Inventories increased by $695,000 in fiscal year ended April 30, 2016 while the prior year showed a decrease of $74,000 at year end. The current increase is a result of a decrease in sales. The company tends to buy many of its most commonly used raw materials on an annual basis and the decrease in sales leaves the company with more inventory.

Prepaid expenses decreased by $40,000 in the current year and also decreased $24,000 for the year ended April 30, 2015. The bigger decrease is due to renewing contracts (i.e. computer software support) for multiple years to get a better price overall.

Income tax overpayment decreased for the year ended April 30, 2016, down $335,000 from the prior year. The lower overpayment is a result of paying more accurate income tax estimates.

For the year ended April 30, 2016, accounts payable decreased by $79,000 as compared to a decrease of $1,000 for the same period the year before. The change in cash in regards to accounts payable is largely based on timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses decreased $14,000 for the year ended April 30, 2016, primarily due to the timing of having a whole payroll period to accrue on the books.

Investing

As for our investment activities, $276,000 was spent on purchases of property and equipment during the current fiscal year, compared to $186,000 during the year ended April 30, 2015. The largest dollar amount purchased was a new ERP computer system in the 4th quarter. Management is hopeful that this investment will enhance productivity and communication throughout the organization. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2016 was $864,000 and $986,000 was spent for the corresponding period last year. Conversely, net proceeds from the sale of marketable securities for the year ended April 30, 2016 were $64,000 and $33,000 for the same period last year. We use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

As for other investment activities, a net amount of $12,000 was spent on other assets manufactured for the year ended April 30, 2016, while $15,000 was capitalized on these activities during the prior year.

Financing

Cash used in financing activities consists of two items. First, for the year ended April 30, 2016, $1,553,000 was spent on the issuance of dividends. The company declared a dividend of $0.34 per share of common stock on September 30, 2015 for the current year, while a $0.32 per share of common stock dividend on September 30, 2014 was issued in the prior year. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2016, the Company purchased $27,000 of treasury stock and $33,000 was bought back for the year ended April 30, 2015. We have been actively searching for stockholders that have been “lost” over the years. The payment of dividends over the last eleven fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

Results of Operations

GRI completed the fiscal year ending April 30, 2016 with a net profit of 27.46% of net sales. Net sales were at $11,240,000, down 5.57% over the previous year. The slight decrease in sales is a result of overall economic concerns that have impacted the country and some increased competition that has come into the industry. Cost of goods sold was 44.28% of net sales for the year ended April 30, 2016 and 45.92% for the same period last year. Management continues to keep labor and other manufacturing expenses in check, therefore keeping the cost of goods sold percentage just below the desired range of 45 to 50%.

Operating expenses were 25.81% of net sales for the year ended April 30, 2016 as compared to 24.22% for the corresponding period last year. Management’s goal is to keep the operating expenses around 30% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2016 was at $3,362,000, which is a 5.4% decrease from the corresponding period last year, which had income from operations of $3,554,000.

Other income and expense results for the fiscal year ended April 30, 2016 produced a gain of $955,000. This is in comparison to a gain of $1,131,000 for the fiscal year ended April 30, 2015. Dividend and interest income was $867,000, which is up 5.73% over the prior year. Dividend and interest income at April 30, 2015 was $820,000. Net gains on investments for the current fiscal year were $72,000, which is a 76.32% decrease over the prior year. Net gains on investments for the fiscal year ending April 30, 2015 were $304,000.

Net income for the year ended April 30, 2016 was $3,086,000, which is down 2.09% from the prior year, which produced a net income of $3,152,000. Basic earnings per common share for the year ended April 30, 2016 was $0.61 per share. Basic EPS for the year ended April 30, 2015 was $0.63 per share.

Management is hopeful that sales will stay steady for the fiscal year ending April 30, 2017. The company’s main division of products that are sold (security switches) are directly tied to the housing industry. And since the housing industry’s performance has improved, the company’s sales have also improved in relation to the economy. We are always researching and developing new products that will help our sales increase. While we were not successful in launching the anticipated new products in fiscal year 2016, we are confident that new products will be released soon, and we are searching for products that complement our current offerings.

At April 30, 2016, working capital increased 1.15% in comparison to the previous fiscal year. The company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The company’s quick ratio increased to 19.114 for the year ended April 30, 2016 compared to 13.897 for the year ended April 30, 2015, reflecting a strong position in ability to meet capital needs as they arise.

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

A modification to our overhead door switch has been developed. This modification will be a “universal fit” that allows an installer to replace an existing switch without having to drill new holes into the cement or adjust the location.

New custom length power transfer devices (PTDC) are in the works. The PTDC series will offer a secure way to channel electrical wiring from a door frame to a door and are used for powering exit bars, locks, electrical strikes, etc. We plan to offer two different models for different sizes of wire to be pulled through the custom length armored cable.

We continue to work on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

The case for the CC-15 is complete and now needs to be send to U.L. for approval. This advancement will allow us to manufacture several different versions, including a 15-amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets. 12 and 24-volt versions are also being developed in response to many requests to turn on LED lighting.

Our molding department is working on several new molds for enhancements to our EZ Duct connectors and 29-series switch. The new version of the raceway line will be U.L. listed for fire rating and high voltage. Another product near completion in the molding department is a new face plate for the pool alarms. The new design is slimmer and will allow the homeowner to change the plate to match their décor.

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

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. Management performs continuing credit evaluations of its customers’ financial condition and the company generally does not require collateral.

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off.

Marketable securities—The Company has investments in publicly traded equity securities, state and municipal debt securities, corporate bonds and REITs. The investments in securities are classified as available-for-sale securities, and are reported at fair value. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

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

Inventories—Inventories are valued at the lower of cost or market value. Costs are determined using the average cost-pricing method. The company uses standard costs to price its manufactured inventories, approximating average costs. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied, based in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations and actual results could differ from those estimates.

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

Income Taxes—US GAAP requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

Segment Reporting and Related Information—The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers.

Related Party Transactions — The Company leases a building from Bonnie Risk. Ken Risk was the Chairman of the Board and President and CEO of the company until his death in February 2013. Bonnie Risk is Ken’s wife and is a director and an employee of the company. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2016 and 2015.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,304,000 for the year ended April 30, 2016 and $4,647,000 for the year ended April 30, 2015. The Company also received interest income from FirsTier Bank in the amount of approximately $1,500 for each of the years ended April 30, 2016 and 2015.

Item 8	Financial Statements

Index to Financial Statements

George Risk Industries, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors

George Risk Industries, Inc.

Kimball, Nebraska

We have audited the accompanying balance sheets of George Risk Industries, Inc. as of April 30, 2016 and 2015, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2016. George Risk Industries, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of George Risk Industries, Inc. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Haynie & Company

Littleton, Colorado

August 10, 2016

George Risk Industries, Inc.
Balance Sheets
As of April 30, 2016 and 2015

	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,918,000	$5,691,000
Investments and securities	24,530,000	25,266,000
Accounts receivable:
Trade, net of $74 and $160 doubtful account allowance for 2016 and 2015, respectively	1,912,000	2,007,000
Other	—	3,000
Note receivable, current	—	1,000
Income tax overpayment	199,000	534,000
Inventories, net	2,964,000	2,275,000
Prepaid expenses	68,000	108,000
Total Current Assets	$35,591,000	$35,885,000

Property and Equipment, net, at cost	756,000	661,000

Other Assets
Investment in Limited Land Partnership, at cost	253,000	253,000
Projects in process	68,000	56,000
Other	—	1,000
Total Other Assets	$321,000	$310,000

TOTAL ASSETS	$36,668,000	$36,856,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.
Balance Sheets
As of April 30, 2016 and 2015

	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$31,000	$110,000
Dividends payable	1,255,000	1,099,000
Accrued expenses:
Payroll and related expenses	320,000	306,000
Deferred income taxes	87,000	857,000
Total Current Liabilities	$1,693,000	$2,372,000

Long-Term Liabilities
Deferred income taxes	191,000	115,000
Total Long-Term Liabilities	$191,000	$115,000

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,736,000	1,736,000
Accumulated other comprehensive income	347,000	1,282,000
Retained earnings	35,337,000	33,960,000
Less: treasury stock, 3,481,021 and 3,477,156 shares, at cost	(3,585,000)	(3,558,000)
Total Stockholders’ Equity	$34,784,000	$34,369,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$36,668,000	$36,856,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.
Income Statements
For the years ended April 30, 2016 and 2015

	Year ended	Year ended
	April 30, 2016	April 30, 2015

Net Sales	$11,240,000	$11,903,000
Less: Cost of Goods Sold	(4,977,000)	(5,466,000)
Gross Profit	$6,263,000	$6,437,000

Operating Expenses:
General and Administrative	853,000	817,000
Sales	1,937,000	1,960,000
Engineering	92,000	87,000
Rent Paid to Related Parties	19,000	19,000
Total Operating Expenses	$2,901,000	$2,883,000

Income From Operations	3,362,000	3,554,000

Other Income (Expense)
Other Income	16,000	5,000
Interest Expense	—	(3,000)
Dividend and Interest Income	867,000	820,000
Gain on Investments	72,000	304,000
Gain on Sale of Assets	—	5,000
	$955,000	$1,131,000

Income Before Provisions for Income Taxes	4,317,000	4,685,000

Provisions for Income Taxes
Current Expense	1,252,000	1,474,000
Deferred tax (benefit) expense	(21,000)	59,000
Total Income Tax Expense	$1,231,000	$1,533,000

Net Income	$3,086,000	$3,152,000

Earnings Per Share of Common Stock
Basic	$0.61	$0.63
Diluted	$0.61	$0.62

Weighted Average Number of Common Shares Outstanding	5,024,428	5,029,343

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.
Statements of Comprehensive Income
For the years ended April 30, 2016 and 2015

	Year ended	Year ended
	April 30, 2016	April 30, 2015

Net Income	$3,086,000	$3,152,000

Other Comprehensive Income, Net of Tax Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	(1,545,000)	816,000
Less: reclassification adjustment for (gains) losses included in net income	(62,000)	(711,000)
Income tax expense related to other comprehensive income	672,000	(45,000)
Other Comprehensive Income	(935,000)	60,000

Comprehensive Income	$2,151,000	$3,212,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.
Statements of Stockholders’ Equity
For the Years Ended April 30, 2016 and 2015

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2014	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.32 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2015	4,100	99,000	8,502,881	850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.34 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2016	4,100	$99,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.
Statements of Stockholders’ Equity
For the Years Ended April 30, 2016 and 2015

			Accumulated Other Comprehensive Income

Paid-In Capital	Treasury Stock (Common Class A)			Retained Earnings
	Shares	Amount			Total
$1,736,000	3,472,706	$(3,525,000)	$1,222,000	$32,417,000	$32,799,000

—	4,450	(33,000)	—	—	(33,000)

—	—	—	—	(1,609,000)	(1,609,000)

—	—	—	60,000	—	60,000

—	—	—	—	3,152,000	3,152,000

1,736,000	3,477,156	(3,558,000)	1,282,000	33,960,000	34,369,000

—	3,865	(27,000)	—	—	(27,000)

—	—	—	—	(1,709,000)	(1,709,000)

—	—	—	(935,000)	—	(935,000)

—	—	—	—	3,086,000	3,086,000

$1,736,000	3,481,021	$(3,585,000)	$347,000	$35,337,000	$34,784,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.
Statements of Cash Flows

	Year ended	Year ended
	April 30, 2016	April 30, 2015

Cash Flows From Operating Activities:
Net Income	$3,086,000	$3,152,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182,000	149,000
(Gain) loss on sale of investments	(72,000)	(304,000)
(Gain) Loss on sale of property and equipment	—	(5,000)
Bad debt expense	(2,000)	(4,000)
Reserve for obsolete inventory	6,000	(116,000)
Deferred income taxes	(21,000)	59,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	98,000	31,000
Inventories	(695,000)	74,000
Prepaid expenses	40,000	24,000
Employee receivables	2,000	—
Income tax overpayment	335,000	(609,000)
Increase (decrease) in:
Accounts payable	(79,000)	1,000
Accrued expense	14,000	28,000
Net cash provided by (used in) operating activities	$2,894,000	$2,480,000

Cash Flows From Investing Activities:
Other assets manufactured & purchased	(12,000)	(15,000)
Proceeds from sales of assets	—	5,000
(Purchase) of property and equipment	(276,000)	(186,000)
Proceeds from sale of marketable securities	64,000	33,000
(Purchase) of marketable securities	(864,000)	(986,000)
(Purchase) of long-term investment	—	(15,000)
(Loans) made to employees	—	(2,000)
Collections of loans to employees	1,000	1,000
Net cash provided by (used in) investing activities	$(1,087,000)	$(1,165,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(27,000)	(33,000)
Dividends paid	(1,553,000)	(1,463,000)
Net cash provided by (used in) financing activities	$(1,580,000)	$(1,496,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$227,000	$(181,000)

Cash and Cash Equivalents, beginning of period	$5,691,000	$5,872,000

Cash and Cash Equivalents, end of period	$5,918,000	$5,691,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$1,380,000	$2,050,000
Interest expense	—	$3,000

Cash receipts for:
Income taxes	447,000	—

The accompanying notes are an integral part of these financial statements.

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business—The Company is engaged in the design, manufacture, and marketing of computer keyboards, push-button switches, security alarm components, pool alarms and hydro sensors.

Cash and Cash Equivalents—The Company considers all investments with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts—Accounts receivable are customer obligations due under normal trade terms. The company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. The company performs continuing credit evaluations of its customers’ financial condition and the company generally does not require collateral.

The company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The company has recorded an allowance for doubtful accounts of $74 for the year ended April 30, 2016 and $160 for the year ended April 30, 2015. For the fiscal year ended April 30, 2016, bad debt expense was a net credit of $2,489 due to bad debt recoveries during the year. For the fiscal year ended April 30, 2015, bad debt expense was a net credit of $3,727.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the average cost-pricing method. The company uses standard costs to price its manufactured inventories approximating average costs.

1. Nature of Business and Summary of Significant Accounting Policies, continued

Property and Equipment—Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

Classification	Useful Life in Years	2016 Cost	2015 Cost
Dies, jigs, and molds	3–7	$1,685,000	$1,652,000
Machinery and equipment	5–10	1,156,000	1,152,000
Furniture and fixtures	5–10	145,000	145,000
Leasehold improvements	5–32	214,000	189,000
Buildings	20–39	659,000	659,000
Automotive	3–5	76,000	74,000
Software	2–5	353,000	140,000
Land	N/A	13,000	13,000
Total		4,301,000	4,024,000
Accumulated depreciation		(3,545,000)	(3,363,000)
Net		$756,000	$661,000

Depreciation expense of $182,000 and $149,000 was charged to operations for the years ended April 30, 2016 and 2015, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Advertising—Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $289,000 and $257,000 for the years ended April 30, 2016 and 2015, respectively.

Income Taxes—US GAAP requires use of the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

1. Nature of Business and Summary of Significant Accounting Policies, continued

The flow-through method of accounting for tax credits has been adopted by the company. Such credits are reflected as a reduction of the provision for income taxes in the year in which they become available.

Net Income Per Common Share—Net income per common share is based on the weighted average number of common shares outstanding during each fiscal year. The dilutive effect of convertible preferred stock is reflected in diluted earnings per share by application of the if-converted method. Under this method, preferred dividends applicable to convertible preferred stock are added to the numerator and convertible preferred stock is assumed to have been converted at the beginning of the period.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Financial Instruments—Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying values of these financial instruments approximate fair value due to their short-term nature.

Revenue Recognition—Revenue is recognized when risks and benefits in ownership are transferred, which normally occurs at the time of shipment of products.

Comprehensive Income—US GAAP requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

Segment Reporting and Related Information—The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2016, the Company operated in two segments organized by security line products and all other products. See Note 9 for further segment information disclosures.

1. Nature of Business and Summary of Significant Accounting Policies, continued

Reclassifications—Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due those reclassifications.

Recently Issued Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance. This update is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company is evaluating the impact of this update on the Company’s financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-04, “Requirement that All Deferred Income Tax Assets and Liabilities Be Presented as Non-Current in a Classified Balance Sheet”. The objective of this update is to require deferred tax liabilities and assets be classified entirely as non-current in a classified balance sheet. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year. The Company is evaluating the impact of this update on the Company’s financial statements.

In February of 2016, the FASB issued ASU 2016-02 Leases. Under the new guidance, lessees will be required to recognize so-called right-of-use assets and liabilities for most leases having lease terms of 12 months or more. This update is effective in annual reporting periods beginning after December 31, 2019 and the interim periods starting thereafter. The Company is evaluating the impact of this update on the Company’s financial statements.

2. Inventories

Inventories at April 30, 2016 and 2015, consisted of the following:

	2016	2015
Raw materials	$1,948,000	$1,557,000
Work in process	641,000	466,000
Finished goods	448,000	318,000
	3,037,000	2,341,000
Less: allowance for obsolete inventory	(73,000)	(66,000)
Totals	$2,964,000	$2,275,000

3. Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, money markets, certificates of deposits and hedge funds. The investments in securities, which include all investments except for the hedge funds, are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between June 2016 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of April 30, 2016, investments consisted of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$6,489,000	$133,000	$(239,000)	$6,383,000
Corporate bonds	$130,000	$—	$(4,000)	$126,000
REITs	$42,000	$4,000	$(2,000)	$44,000
Equity securities	$14,796,000	$1,187,000	$(484,000)	$15,499,000
Money Markets and CDs	$2,478,000	$—	$—	$2,478,000
Total	$23,935,000	$1,324,000	$(729,000)	$24,530,000

The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $69,000 for the year ended April 30, 2016 and $25,000 for the year ended April 30, 2015.

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2016.

3. Investments, continued

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$3,129,000	$(215,000)	$609,000	$(24,000)	$3,738,000	$(239,000)
Corporate bonds	$—	$—	$27,000	$(4,000)	$27,000	$(4,000)
REITs	$27,000	$(2,000)	$—	$—	$27,000	$(2,000)
Equity securities	$5,018,000	$(323,000)	$1,171,000	$(161,000)	$6,189,000	$(484,000)
Total	$8,174,000	$(540,000)	$1,807,000	$(189,000)	$9,981,000	$(729,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2016.

Corporate Bonds

The Company’s unrealized loss on investments in corporate bonds relates to one bond. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at April 30, 2016.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings, and does not consider these investments to be other-than-temporarily impaired at April 30, 2016.

4. Retirement Benefit Plan

On January 1, 1998, the company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the company. Upon leaving the company, each participant is 100% vested with respect to the participants’ contributions while the company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $10,000 were paid for each of the fiscal years ending April 30, 2016 and 2015, respectively.

5. Stockholders’ Equity

Preferred Stock—Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2016.

Convertible preferred stock without par value may be issued from time to time as determined by the board of directors. Shares of different series shall be of equal rank but may vary as to terms and conditions.

Class A Common Stock—The holders of the Class A common stock are entitled to receive dividends as declared by the board of directors. No dividends may be paid on the Class A common stock until the holders of the Series #1 preferred stock have been paid. A dividend for the four prior quarters and provision has been made for the full dividend in the current fiscal year.

During the fiscal year ended April 30, 2016, the Company purchased 3,865 shares of Class A common stock. This was initiated by stockholders contacting the company.

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The company maintains all stock records.

6. Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

	April 30, 2016
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,086,000
Basic EPS	$3,086,000	5,024,428	$.6142
Effect of dilutive Convertible Preferred Stock	—	20,500	(.0025)
Diluted EPS	$3,086,000	5,044,928	$.6117

	April 30, 2015
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,152,000
Basic EPS	$3,152,000	5,029,343	$.6267
Effect of dilutive Convertible Preferred Stock	—	20,500	(.0025)
Diluted EPS	$3,152,000	5,049,813	$.6242

7. Commitments, Contingencies, and Related Party Transactions

The Company leases a building from Bonnie Risk. Bonnie Risk is a majority stockholder, a director and employee of the company. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for the fiscal years ended April 30, 2016 and 2015.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,304,000 for the year ended April 30, 2016 and $4,647,000 for the year ended April 30, 2015. The Company also received interest income from FirsTier Bank in the amount of approximately $1,500 for the years ended April 30, 2016 and 2015.

8. Income Taxes

Reconciliation of income taxes with Federal and State taxable income:

	2016	2015
Income before income taxes	$4,317,000	$4,685,000
State income tax deduction	(236,000)	(279,000)
Interest and dividend income	(638,000)	(617,000)
Domestic production activities deduction	(312,000)	(347,000)
Nondeductible expenses and timing differences	18,000	53,000
Taxable income	$3,149,000	$3,495,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Income tax provision at statutory rate	$1,805,000	$1,958,000
Increase (decrease) income taxes resulting from:
State income taxes	(99,000)	(117,000)
Interest and dividend income	(267,000)	(258,000)
Domestic production activities	(130,000)	(145,000)
Deferred taxes	(21,000)	59,000
Other temporary and permanent differences	(57,000)	36,000
Income tax expense	$1,231,000	$1,533,000

Federal tax rate	34.0%	34.0%
State tax rate	7.8%	7.8%
Blended statutory rate	41.8%	41.8%

8. Income Taxes, continued

Deferred tax assets (liabilities) consist of the following components at April 30, 2016 and 2015:
Deferred tax current assets (liabilities):
Inventory valuation	30,000	27,000
263A adjustment	98,000	—
Accrued vacation	34,000	37,000
Accumulated unrealized (gain)/loss on investments	(249,000)	(921,000)
Net deferred tax assets (liabilities)	$(87,000)	$(857,000)

Deferred long-term tax assets (liabilities):
Depreciation	(191,000)	(115,000)
Net deferred long-term tax assets (liabilities)	$(191,000)	$(115,000)

9. Business Segments

The following is financial information relating to industry segments:

	April 30,
	2016	2015
Net revenue:
Security alarm products	$8,989,000	$10,063,000
Other products	2,251,000	1,840,000
Total net revenue	$11,240,000	$11,903,000

Income from operations:
Security alarm products	$2,689,000	$3,005,000
Other products	673,000	549,000
Total income from operations	$3,362,000	$3,554,000

Identifiable assets:
Security alarm products	$4,203,000	$3,383,000
Other products	1,142,000	1,450,000
Corporate general	31,323,000	32,023,000
Total assets	$36,668,000	$36,856,000

Depreciation and amortization:
Security alarm products	$16,000	$15,000
Other products	123,000	113,000
Corporate general	43,000	21,000
Total depreciation and amortization	$182,000	$149,000

Capital expenditures:
Security alarm products	$24,000	$2,000
Other products	33,000	163,000
Corporate general	219,000	21,000
Total capital expenditures	$276,000	$186,000

10. Concentrations

The company maintains the majority of its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2016 and 2015, the Company had uninsured balances of $4,279,000, and $4,452,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

Management also has cash funds with Wells Fargo Bank with uninsured balances of $1,363,000 and 793,000 for the years ending April 30, 2016 and 2015, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

The company has sales to a security alarm distributor representing 41% of total sales for both the years ended April 30, 2016 and 2015. This distributor accounted for 48% and 50% of accounts receivable at April 30, 2016 and 2015, respectively.

Security switch sales made up 80% of total sales for the fiscal year ended April 30, 2016 and 85% of total sales for the fiscal year ended April 30, 2015.

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

Marketable Securities

As of April 30, 2016, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds; the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$6,383,000	—	$6,383,000
Corporate Bonds	$126,000	—	—	$126,000
REITs	—	$44,000	—	$44,000
Equity Securities	$15,499,000	—	—	$15,499,000
Money Markets and CDs	$2,478,000	—	—	$2,478,000
Total fair value of assets measured on a recurring basis	$18,103,000	$6,427,000	—	$24,530,000

Item 9	Disagreements on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A	Controls and Procedures

Evaluation of disclosure controls and procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2016 our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective for the years ended of April 30, 2016 and 2015, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weakness in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting, particularly as it relates to financial reporting and deferred taxes. Due to the departure of the Controller, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. Until such time as the Company is able to hire or train a Controller, we do not believe we meet the full requirement for separation for financial reporting purposes.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of April 30, 2016 and 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

•	Pertain to the maintenance of records in reasonable detail that fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permit the Corporation to provide only the management’s report in this annual report.

Item 9B	Other Information

None.

Part III

Item 10	Directors and Executive Officers of the Registrant

(a & b) Identification of Directors and Executive Officers

All of the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2016, is furnished with respect to each director and executive officer:

Name	Principal Occupation or Employment	Age	Director or Officer Since

Stephanie M. Risk-McElroy	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	44	August 8,1999
Sharon Westby	Secretary/Treasurer	64	June 16, 2006
Jerry Andersen	Director, retired	85	August 28, 1978
Donna Debowey	Director, retired GRI plant manager	78	July 12, 2005
Joel H. Wiens	Director, FirsTier Banks	86	September 06, 2007
Bonnie P. Risk	Director, Stock Transfer Agent at GRI	66	March 15, 2013

The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2016:

Name	Director’s Fees Paid	Stock Awards	Option Awards	Non-equity incentive plan compen- sation	Non-qualified deferred compensation earnings	Total

Stephanie Risk-McElroy (1)	—	—	—	—	—	—
Sharon Westby (1)	—	—	—	—	—	—
Jerry Andersen (2)	$150	—	—	—	—	$150
Donna Debowey (2)	$150	—	—	—	—	$150
Joel H. Wiens (2)	$150	—	—	—	—	$150
Bonnie P. Risk (1)	—	—	—	—	—	—

The inside directors (1), or employees of the company, do not receive additional compensation for their services. Outside directors (2) are paid $150 per meeting for their services.

(c)	Identification of Certain Significant Employees

None.

(d)	Family Relationships

Stephanie Risk-McElroy and Bonnie P. Risk have a daughter - mother relationship.

(e)	Business Experience of Directors and Executive Officers

Stephanie Risk-McElroy, Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, has over twenty years of experience in the accounting field. Mrs. Risk-McElroy graduated from Hastings College with a degree in Accounting. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner’s Auto Korner in Hastings, NE. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO. Upon the death of her father, Ken R. Risk, in February 2013, she was appointed to the position of Chairman of the Board and Chief Executive Officer.

Mrs. Risk-McElroy serves on the Board of Directors of GRI, as a direct link to the financial condition of the company. She and her staff oversee all the accounting obligations of the Company. She has knowledge and experience in business outside of the company that makes her an asset to the Board. And as President of the company, she oversees all the day to day operations as well.

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

Ms. Westby continues in her position on the Board of Directors at GRI with over 34 years of experience with the company. She has seen the company through many years of ups and downs has great knowledge of her product line and is very customer oriented in trying to sell her products to the “non-security use” industry.

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

Joel H. Wiens, Director, is an entrepreneur with many business interests. He is a director and principal shareholder of FirsTier Banks Nebraska/Wyoming, director of FirsTier II BanCorporation (which owns FirsTier Bank Nebraska/Wyoming), Chairman of Rite-A-Way Industries (lodging and hospitality industries), real estate investments, and ranching and livestock.

Mr. Wiens took his place on the Board of Directors when his predecessor Mike Nelson, (who is affiliated with Mr. Wiens’ financial institutions) retired from the Board to take another position within the banks and moved away. Joel’s knowledge and experience in business and industry span 50+ years and serves as a valuable asset to GRI.

Bonnie P. Risk, Director, attended Wayne State College, in Wayne, Nebraska. Upon returning back home to Columbus, NE, she worked in factory positions. Upon her marriage to Ken Risk, she became a homemaker, raising 3 children and working at several sales positions. In 1981, she and Ken started Platte Valley Sales in Hastings, Nebraska, and her expertise was in accounting and sales. For 8 years, she ran the Hastings business while Ken devoted his time to both GRI in Kimball and Platte Valley Sales in Hastings. Ken and Bonnie moved to Kimball in 1997. In 1998, she began at GRI in sales support. She continues in sales support, and became the company stock transfer agent in 2004 upon the retirement of Eileen Risk and is an assistant to the chief financial officer.

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2016, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

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

Audit Committee

We do not have a standing audit committee at the present time. Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2016 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11	Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the company for the chief executive officer for services rendered in all capacities during each of the company’s fiscal years ended April 30, 2016 and 2015 (no other officer had compensation over $100,000):

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total

Bonita Risk, Director,	2016	$39,000	$—	—	—	—	—	$111,000	$150,000
Shareholder, Employee	2015	$37,000	$—	—	—	—	—	$117,000	$154,000

Bonnie Risk received a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2016 and 2015.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 5,021,860 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2016. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)	% of Class of Stock Outstanding (3)
Executive Officers and Directors:
Kenneth R. Risk Irrevocable Trust, Bonita Risk, Trustee	2,187,056	43.6%
Stephanie M. Risk-McElroy - Chairman, CEO, & CFO	1,775	Less than 1%
Donna Debowey – Director	500	Less than 1%
Bonnie Risk – Director	28,685	Less than 1%
Bonita Risk Family Irrevocable Trust	732,470	14.6%
Daniel Douglas – Vice President, Materials	250	Less than 1%

All Officers and Directors as a group (4 persons & 2 trust)	2,950,736	58.8%

5% Stockholders:
RWWM, Inc. dba Roseman Wagner Wealth Management 4970 Rocklin Road, Suite 200 Rocklin, CA 95677	252,141	5.02%

(1)	Unless otherwise indicated, the address of the named beneficial owner is George Risk Industries, Inc., 802 S. Elm St., Kimball, NE 69145.

(2)	Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3)	Based on the net shares outstanding as of April 30, 2016. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,481,021).

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13	Certain Relationships and Related Party Transactions

During each of three years ended April 30, 2016, 2015, and 2014, the company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party	2016	2015	2014
Bonnie Risk, Director	$18,420	18,420	18,420
Bank Balances Joel Wiens, Director	$4,304,130	$4,647,006	$3,878,793

Interest Income Joel Wiens, Director	$1,548	$1,545	$1,543

Item 14	Principal Accountant Fees and Services

1)	Audit Fees

For each of the last two fiscal years the company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

FYE 2016	$41,000	Haynie & Company

FYE 2015	$48,000	Haynie & Company

2)	Audit-Related Fees

The company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the company’s employee benefit plan. The amounts are listed below:

FYE 2016	$ 6,100	Haynie & Company

FYE 2015	$ 6,000	Haynie & Company

3)	Tax Fees

The company incurred aggregate fees or expenses for professional services rendered by tax accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

FYE 2016	$3,775	Haynie & Company
	$5,460	Tax Resources Group, Inc.

FYE 2015	$6,445	Haynie & Company
	$4,615	Tax Resources Group, Inc.

4)	All Other Fees

There were no other fees incurred during each of the last two fiscal years.

5)	The Board of Directors, considered whether, and determined that, the auditor’s provisions of non-audit services were compatible with maintaining the auditor’s independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15	Exhibits and Reports on Form 8–K

3.(1).a	Articles of Incorporation—Filed as Exhibit 5 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1970, and incorporated by reference herein

3.(i).b	Certificate of Amendment to the Articles of Incorporation of the Registrant—Filed as Exhibit 1.2 to the Registrant’s Form 10–K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c	By-laws—Filed as Exhibit 1.3 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1971, and incorporated by reference herein

10.1	Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group (“ADI”) and George Risk Industries, Inc. – Filed herewith. *

10.2	8-K for cash dividend

31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934. The request is currently under review.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Stephanie M. Risk-McElroy	August 10, 2016
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephanie M. Risk-McElroy	August 10, 2016
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

/s/ Jerry Andersen	August 10, 2016
JERRY ANDERSEN Director	Date

/s/ Joel H. Wiens	August 10, 2016
JOEL H. WIENS Director	Date

/s/ Donna Debowey	August 10, 2016
DONNA DEBOWEY Director	Date

/s/ Bonnie P. Risk	August 10, 2016
BONNIE P. RISK Director	Date