Form 10-Q
period 2016-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2016-09-15
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 31, 2016

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number: 000-05378

GEORGE RISK INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-0524756
(State of incorporation)	(IRS Employers Identification No.)

802 South Elm St.
Kimball, NE	69145
(Address of principal executive offices)	(Zip Code)

(308) 235-4645

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 15, 2016 was 5,021,660.

Transitional Small Business Disclosure Format: Yes [X] No [  ]

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

The unaudited financial statements for the three-month period ended July 31, 2016, are attached hereto.

George Risk Industries, Inc.
Condensed Balance Sheets

	July 31, 2016	April 30, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,632,000	$5,918,000
Investments and securities, at fair value	25,356,000	24,530,000
Accounts receivable:
Trade, net of $768 and $74 doubtful account allowance	1,787,000	1,912,000
Other	1,000	—
Income tax overpayment	—	199,000
Inventories, net	2,808,000	2,964,000
Prepaid expenses	97,000	68,000
Total Current Assets	$36,681,000	$35,591,000

Property and Equipment, net, at cost	771,000	756,000

Other Assets
Investment in Limited Land Partnership, at cost	253,000	253,000
Projects in process	34,000	68,000
Total Other Assets	$287,000	$321,000

TOTAL ASSETS	$37,739,000	$36,668,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.
Condensed Balance Sheets

	July 31, 2016	April 30, 2016
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$78,000	$31,000
Dividends payable	1,256,000	1,255,000
Accrued expenses:
Payroll and related expenses	213,000	320,000
Property taxes	2,000	—
Income tax payable	56,000	—
Deferred income taxes	302,000	87,000
Total Current Liabilities	$1,907,000	$1,693,000

Long-Term Liabilities
Deferred income taxes	176,000	191,000
Total Long-Term Liabilities	$176,000	$191,000

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,736,000	1,736,000
Accumulated other comprehensive income	653,000	347,000
Retained earnings	35,904,000	35,337,000
Less: treasury stock, 3,481,221 and 3,481,021 shares, at cost	(3,586,000)	(3,585,000)
Total Stockholders’ Equity	$35,656,000	$34,784,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,739,000	$36,668,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.
Condensed Income Statements
For the three months ended July 31, 2016 and 2015

	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)

Net Sales	$2,666,000	$2,855,000
Less: Cost of Goods Sold	(1,386,000)	(1,361,000)
Gross Profit	$1,280,000	$1,494,000

Operating Expenses:
General and Administrative	211,000	203,000
Sales	484,000	493,000
Engineering	18,000	15,000
Rent Paid to Related Parties	5,000	5,000
Total Operating Expenses	$718,000	$716,000

Income From Operations	562,000	778,000

Other Income (Expense)
Other	3,000	3,000
Dividend and Interest Income	192,000	167,000
Gain (Loss) on Sale of Investments	47,000	89,000
	$242,000	$259,000

Income Before Provisions for Income Taxes	804,000	1,037,000

Provisions for Income Taxes
Current Expense	258,000	339,000
Deferred tax expense (benefit)	(21,000)	(24,000)
Total Income Tax Expense	237,000	315,000

Net Income	$567,000	$722,000

Basic Earnings Per Share of Common Stock	$0.11	$0.14
Diluted Earnings Per Share of Common Stock	$0.11	$0.14

Weighted Average Number of Common Shares Outstanding	5,021,727	5,025,515
Weighted Average Number of Shares Outstanding (Diluted)	5,042,227	5,046,015

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.
Condensed Statements of Comprehensive Income
For the three months ended July 31, 2016 and 2015

	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)

Net Income	$567,000	$722,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	545,000	(487,000)
Reclassification adjustment for gains (losses) included in net income	(18,000)	(63,000)
Income tax expense related to other comprehensive income	(220,000)	230,000
Other Comprehensive Income (Loss)	307,000	(320,000)

Comprehensive Income	$874,000	$402,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.
Condensed Statements of Cash Flows
For the three months ended July 31, 2016 and 2015

	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income	$567,000	$722,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,000	39,000
(Gain) loss on sale of investments	(60,000)	(89,000)
Impairment of investments	13,000	—
Reserve for bad debts	1,000	—
Reserve for obsolete inventory	20,000	26,000
Deferred income taxes	(21,000)	(24,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	125,000	125,000
Inventories	136,000	(255,000)
Prepaid expenses	(28,000)	29,000
Employee receivables	(1,000)	1,000
Income tax overpayment	—	336,000
Increase (decrease) in:
Accounts payable	47,000	76,000
Accrued expenses	(105,000)	(82,000)
Income tax payable	255,000	—
Net cash provided by (used in) operating activities	$993,000	$904,000

Cash Flows From Investing Activities:
Other assets manufactured & purchased	34,000	(7,000)
(Purchase) of property and equipment	(59,000)	(3,000)
Proceeds from sale of marketable securities	4,000	53,000
(Purchase) of marketable securities	(257,000)	(225,000)
Collection of loans to employees	—	1,000
Net cash provided by (used in) investing activities	$(278,000)	$(181,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(1,000)	(1,000)
Net cash provided by (used in) financing activities	$(1,000)	$(1,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$714,000	$722,000

Cash and Cash Equivalents, beginning of period	$5,918,000	$5,691,000
Cash and Cash Equivalents, end of period	$6,632,000	$6,413,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$0	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2016

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Note 2: Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets. The investments in securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between August 2016 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of July 31, 2016 and April 30, 2016, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2016	Basis	Gains	Losses	Value
Municipal bonds	$6,111,000	$141,000	$(219,000)	$6,033,000
Corporate bonds	$129,000	$—	$(2,000)	$127,000
REITs	$42,000	$7,000	$-	$49,000
Equity securities	$15,337,000	$1,540,000	$(345,000)	$16,532,000
Money markets and CDs	$2,615,000	$-	$-	$2,615,000
Total	$24,234,000	$1,688,000	$(566,000)	$25,356,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2016	Basis	Gains	Losses	Value
Municipal bonds	$6,489,000	$133,000	$(239,000)	$6,383,000
Corporate bonds	$130,000	$—	$(4,000)	$126,000
REITs	$42,000	$4,000	$(2,000)	$44,000
Equity securities	$14,796,000	$1,187,000	$(484,000)	$15,499,000
Money markets and CDs	$2,478,000	$—	$—	$2,478,000
Total	$23,935,000	$1,324,000	$(729,000)	$24,530,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $13,000 for the quarter ended July 31, 2016, while it did not need to record any impairment losses for the quarter ended July 31, 2015.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2016 and April 30, 2016, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2016

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,224,000	$(188,000)	$1,544,000	$(31,000)	$2,768,000	$(219,000)
Corporate bonds	$-	$-	$28,000	$(2,000)	$28,000	$(2,000)
Equity securities	$2,594,000	$(200,000)	$1,044,000	$(145,000)	$3,638,000	$(345,000)
Total	$3,818,000	$(388,000)	$2,616,000	$(178,000)	$6,434,000	$(566,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2016

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$3,129,000	$(215,000)	$609,000	$(24,000)	$3,738,000	$(239,000)
Corporate bonds	—	—	$27,000	$(4,000)	$27,000	$(4,000)
REITs	$27,000	$(2,000)	—	—	$27,000	$(2,000)
Equity securities	$5,018,000	$(323,000)	$1,171,000	$(161,000)	$6,189,000	$(484,000)
Total	$8,174,000	$(540,000)	$1,807,000	$(189,000)	$9,981,000	$(729,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2016.

Corporate Bonds

The Company’s unrealized loss on investments in corporate bonds relates to one bond. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at July 31, 2016.

Marketable Equity Securities

The Company’s investments in marketable equity securities consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2016.

Note 3: Inventories

Inventories at July 31, 2016 and April 30, 2016 consisted of the following:

	July 31, 2016	April 30, 2016

Raw materials	$1,932,000	$1,948,000
Work in process	498,000	641,000
Finished goods	471,000	448,000
	2,901,000	3,037,000
Less: allowance for obsolete inventory	(93,000)	(73,000)
Totals	$2,808,000	$2,964,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2016	2015
Net revenue:
Security alarm products	2,273,000	2,417,000
Other products	393,000	438,000
Total net revenue	$2,666,000	$2,855,000

Income from operations:
Security alarm products	479,000	659,000
Other products	83,000	119,000
Total income from operations	$562,000	$778,000

Identifiable assets:
Security alarm products	3,947,000	3,256,000
Other products	1,194,000	1,648,000
Corporate general	32,598,000	32,093,000
Total assets	$37,739,000	$36,997,000

Depreciation and amortization:
Security alarm products	14,000	4,000
Other products	25,000	30,000
Corporate general	5,000	5,000
Total depreciation and amortization	$44,000	$39,000

Capital expenditures:
Security alarm products	—	—
Other products	55,000	—
Corporate general	4,000	3,000
Total capital expenditures	$59,000	$3,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2016
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$567,000
Basic EPS	$567,000	5,021,727	$.1129
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0004)
Diluted EPS	$567,000	5,042,227	$.1125

	For the three months ended July 31, 2015
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$722,000
Basic EPS	$722,000	5,025,515	$.1437
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0006)
Diluted EPS	$722,000	5,046,015	$.1431

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during the quarter ending July 31, 2016 and approximately $3,000 were paid during the quarter ending July 31, 2015, respectively.

Note 7: Fair Value Measurements

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

US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The levels of the fair value hierarchy under US GAAP are described below:

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

Investments and Marketable Securities

As of July 31, 2016, our investments consisted of money markets, publicly traded equity securities as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,033,000	$—	$6,033,000
Corporate Bonds	$127,000	$—	$—	$127,000
REITs	$—	$49,000	$—	$49,000
Equity Securities	$16,532,000	$—	$—	$16,532,000
Money Markets and CDs	$2,615,000	$—	$—	$2,615,000
Total fair value of assets measured on a recurring basis	$19,274,000	$6,082,000	$—	$25,356,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,383,000	$—	$6,383,000
Corporate Bonds	$126,000	$—	$—	$126,000
REITs	$—	$44,000	$—	$44,000
Equity Securities	$15,499,000	$—	$—	$15,499,000
Money Markets and CDs	$2,478,000	$—	$—	$2,478,000
Total fair value of assets measured on a recurring basis	$18,103,000	$6,427,000	$—	$24,530,000

Note 8 Subsequent Events

None

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2016.

Executive Summary

The Company’s performance has declined slightly through the first quarter, mainly from competition that made its way into the distribution stream. Conversely, to offset the decline in sales, our investments have had strong returns. Opportunities include continued growth with our customers and quotes coming in from governmental agencies, as well as some of our distributors’ customers landing jobs that specified GRI Security products exclusively. Challenges in the coming months include the implementation of new hardware and software systems which will enhance productivity and communication throughout the organization and getting new products out to the marketplace.

Results of Operations

●	Net sales showed a 6.62% decrease over the same period in the prior year. Management believes this is due to newer competition that has sprung up within the industry and the need to for the company to be able to engineer and manufacture newer wireless technology that has replaced the hard wired market.

●	Cost of goods sold saw an increase from 47.67% of sales in the prior year, to 51.99% in the current quarter, which is just outside of Management’s goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The increased cost of goods sold percentage is a reflection of the decrease in sales. Management did not anticipate, in a timely manner, the decline in sales for the quarter since, traditionally, the first fiscal quarter is one of the busiest for the Company.

●	Operating expenses stayed steady, but the percentage in relation to net sales increased slightly to 26.93% for the quarter ended July 31, 2016 as compared to 25.08% for the corresponding quarter last year. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the effects of the Affordable Care Act and other rises in various expenditures provide a concern on the ability to maintain this pattern.

●	Income from operations for the quarter ended July 31, 2016 was at $562,000, which is a 27.76% decrease from the corresponding quarter last year, which had income from operations of $778,000.

●	Other income and expenses showed a $242,000 gain for the quarter ended July 31, 2016 as compared to a $259,000 gain for the quarter ended July 31, 2015. The slight decrease is primarily due to fewer gains recognized on sale of investments.

●	Provision for income taxes showed a decrease of $78,000, down from $315,000 in the quarter ended July 31, 2015 to $237,000 for the quarter ended July 31, 2016.

●	In turn, net income for the quarter ended July 31, 2016 was $567,000, a 21.47% decrease from the corresponding quarter last year, which showed net income of $722,000.

●	Earnings per share for the quarter ended July 31, 2016 were $0.11 per common share and $0.14 per common share for the quarter ended July 31, 2015.

Liquidity and capital resources

Operating

●	Net cash increased $714,000 during the quarter ended July 31, 2016 as compared to an increase of $722,000 during the corresponding quarter last year.

●	Accounts receivable decreased $125,000 for the quarter ending July 31, 2016 compared with a $125,000 decrease for the same quarter last year. The decrease in accounts receivable is directly attributable to the decrease in sales as a minimal amount of accounts over 90 days were found to be uncollectible.

●	Inventories decreased $136,000 during the current quarter as compared to a $255,000 increase last year, primarily due to continuing sales declines, which drives the amount that needs to be purchased.

●	At the quarter ended July 31, 2016 there was a $28,000 increase in prepaid expenses and at July 31, 2015, there was a $29,000 decrease. The current increase is a result of having to prepay for raw material inventory that has not arrived yet.

●	Accounts payable shows an increase of $47,000 for the quarter ended July 31, 2016 compared to an increase of $76,000 for the same quarter the year before, primarily due to timing issues. Management strives to pay all payables within terms, unless there is a problem with the merchandise.

●	Accrued expenses decreased $105,000 for the current quarter as compared to an $82,000 decrease for the quarter ended July 31, 2015.

●	Income tax payable for the quarter ended July 31, 2016 increased $255,000, while there was a $336,000 decrease towards income tax overpayment for the quarter ending July 31, 2015. The current increase in income tax payable is a result of predicting higher sales.

Investing

●	As for our investment activities, the Company spent approximately $59,000 on acquisitions of property and equipment for the current fiscal quarter. In comparison with the corresponding quarter last year, there was activity of $3,000.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2016 was $257,000 compared to $225,000 spent during the quarter ended July 31, 2015. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2016, the Company purchased $1,000 worth of treasury stock, along with the $1,000 spent in the same period the prior year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2016	July 31, 2015
Working capital
(current assets – current liabilities)	$34,774,000	$33,926,000
Current ratio
(current assets / current liabilities)	19.237	16.942
Quick ratio
((cash + investments + AR) / current liabilities)	17.713	15.634

New Product Development

The Company and its’ engineering department perpetually work to develop enhancements to current product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	Wireless contact switches

●	Wireless versions of our pool alarms and environmental sensors

●	Modifications have been made to our overhead door switch to allow for a “universal fit”.

●	Custom length Power Transfer Devices offer a secure way to channel electrical wiring a door frame to a door that are used for powering exit bars, locks, electrical strike boxes, etc.

●	Redesign of a slimmer face plate on our pool alarm that will allow the homeowner to change the plate to match their décor.

●	Redesign of our Current Controller that will allow us to manufacture (1) a 15 amp version that would automatically turn on a whole room of lights and (2) a 220-volt version for international markets

●	Redesign of our raceway line has gone through molding and needs to be sent off to U.L. for final approval. The original raceway line was not U.L. compliant.

●	Twist lock for recessed steel door contacts, including biased for high security

●	Fuel level monitor to safely monitor and report when tampering occurs

Other Information

In addition to researching developing new products, management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Due to the Company’s strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing techniques and established customers to deliver new products and increase sales and profits.

There are no known seasonal trends with any of GRI’s products, since we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure does not apply.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2016. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We continue to operate with a limited number of accounting and financial personnel. Although we added the services of a controller during 2014, more training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. We believe these control deficiencies represent material weaknesses in internal control over financial reporting.

Despite the material weaknesses in financial reporting noted above, we believe that our consolidated financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and will place emphasis on quarterly and year-end closing procedures, timely documentation and internal review of accounting and financial reporting consequences of material contracts and agreements, and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2017.

Period	Number of shares repurchased
May 1, 2016 – May 31, 2016	-0-
June 1, 2016 – June 30, 2016	200
July 1, 2016 – July 31, 2016	-0-

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

George Risk Industries, Inc.
(Registrant)

Date September 15, 2016	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer
and Chairman of the Board