Form 10-Q
period 2016-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2016-12-15
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 31, 2016

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 15, 2016 was 4,946,250.

Transitional Small Business Disclosure Format: Yes [X] No [  ]

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three and six-month period ended October 31, 2016, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2016	April 30, 2016
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,592,000	$5,918,000
Investments and securities	25,094,000	24,530,000
Accounts receivable:
Trade, net of $394 and $74 doubtful account allowance	1,859,000	1,912,000
Income tax overpayment	201,000	199,000
Inventories, net	2,663,000	2,964,000
Prepaid expenses	57,000	68,000
Total Current Assets	$35,466,000	$35,591,000

Property and Equipment, net, at cost	785,000	756,000

Other Assets
Investment in Limited Land Partnership, at cost	273,000	253,000
Projects in process	17,000	68,000
Total Other Assets	$290,000	$321,000

TOTAL ASSETS	$36,541,000	$36,668,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2016	April 30, 2016
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$128,000	$31,000
Dividends payable	1,417,000	1,255,000
Accrued expenses:
Payroll and related expenses	304,000	320,000
Deferred income taxes	148,000	87,000
Total Current Liabilities	$1,997,000	$1,693,000

Long-Term Liabilities
Deferred income taxes	177,000	191,000
Total Long-Term Liabilities	$177,000	$191,000

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,736,000	1,736,000
Accumulated other comprehensive income	430,000	347,000
Retained earnings	34,838,000	35,337,000
Less: treasury stock, 3,481,221 and 3,481,021 shares, at cost	(3,586,000)	(3,585,000)
Total Stockholders’ Equity	$34,367,000	$34,784,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,541,000	$36,668,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS (Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2016	Oct 31, 2016	Oct 31, 2015	Oct 31, 2015
Net Sales	$2,883,000	$5,549,000	$2,775,000	$5,630,000
Less: Cost of Goods Sold	(1,284,000)	(2,670,000)	(1,187,000)	(2,548,000)
Gross Profit	$1,599,000	$2,879,000	$1,588,000	$3,082,000

Operating Expenses
General and Administrative	230,000	441,000	213,000	416,000
Sales	487,000	971,000	486,000	980,000
Engineering	24,000	42,000	23,000	38,000
Rent Paid to Related Parties	4,000	9,000	5,000	9,000
Total Operating Expenses	$745,000	$1,463,000	$727,000	$1,443,000

Income From Operations	854,000	1,416,000	861,000	1,639,000

Other Income (Expense)
Other	7,000	10,000	5,000	8,000
Dividend and Interest Income	126,000	318,000	142,000	309,000
Gain (Loss) on Investments	38,000	85,000	(135,000)	(46,000)
	$171,000	$413,000	$12,000	$271,000

Income Before Provisions for Income Taxes	1,025,000	1,829,000	873,000	1,910,000

Provisions for Income Taxes:
Current Expense	(325,000)	(583,000)	(287,000)	(626,000)
Deferred Tax Benefit (Expense)	(8,000)	13,000	(13,000)	11,000
Total Income Tax Expense	$(333,000)	$(570,000)	$(300,000)	$(615,000)

Net Income	$692,000	$1,259,000	$573,000	$1,295,000

Cash Dividends
Common Stock ($0.35 per share)	$1,758,000	$1,758,000
Common Stock ($0.34 per share)			$1,709,000	$1,709,000

Income Per Share of Common Stock
Basic	$0.14	$0.25	$0.11	$0.26
Diluted	$0.14	$0.25	$0.11	$0.26

Weighted Average Number of Common Shares Outstanding
Basic	5,021,660	5,021,701	5,025,244	5,025,379
Diluted	5,042,160	5,042,201	5,045,744	5,045,879

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2016	Oct 31, 2016	Oct 31, 2015	Oct 31, 2015

Net Income	$692,000	$1,259,000	$573,000	$1,295,000

Other Comprehensive Income, net of tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	(376,000)	168,000	(631,000)	(1,118,000)
Reclassification adjustment for gains (losses) included in net income	(7,000)	(25,000)	194,000	131,000
Income tax benefit (expense) related to other comprehensive income	160,000	(60,000)	183,000	413,000

Other Comprehensive Income	$(223,000)	$83,000	$(254,000)	$(574,000)

Comprehensive Income	$469,000	$1,342,000	$319,000	$721,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Six months	Six months
	ended	ended
	Oct 31, 2016	Oct 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,259,000	$1,295,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,000	79,000
(Gain) loss on sale of investments	(98,000)	23,000
Impairments on investments	13,000	23,000
Reserve for obsolete inventory	15,000	12,000
Deferred income taxes	(13,000)	(11,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	53,000	254,000
Inventories	286,000	(563,000)
Prepaid expenses	12,000	37,000
Other receivables	-	(2,000)
Income tax overpayment	(2,000)	(228,000)
Increase (decrease) in:
Accounts payable	97,000	24,000
Accrued expenses	(16,000)	3,000
Net cash provided by (used in) operating activities	$1,697,000	$946,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets manufactured	50,000	(14,000)
(Purchase) of property and equipment	(120,000)	(27,000)
Proceeds from sale of marketable securities	37,000	55,000
(Purchase) of marketable securities	(373,000)	(376,000)
(Purchase) of long-term investment	(20,000)	-
Collection of loans to employees	-	1,000
Net cash provided by (used in) investing activities	$(426,000)	$(361,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(1,000)	(4,000)
Dividends paid	(1,596,000)	(1,553,000)
Net cash provided by (used in) financing activities	$(1,597,000)	$(1,557,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(326,000)	$(972,000)

Cash and Cash Equivalents, beginning of period	$5,918,000	$5,691,000
Cash and Cash Equivalents, end of period	$5,592,000	$4,719,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$706,000	$850,000
Interest paid	$0	$0
Cash receipts for:
Income taxes	$0	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

Note 2 Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between November 2016 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of October 31, 2016 and April 30, 2016, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
October 31, 2016	Basis	Gains	Losses	Value
Municipal bonds	$5,964,000	$107,000	$(233,000)	$5,838,000
Corporate bonds	$129,000	$-	$(1,000)	$128,000
REITs	$42,000	$6,000	$(3,000)	$45,000
Equity securities	$15,948,000	$1,373,000	$(511,000)	$16,810,000
Money markets and CDs	$2,273,000	$-	$-	$2,273,000
Total	$24,356,000	$1,486,000	$(748,000)	$25,094,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2016	Basis	Gains	Losses	Value
Municipal bonds	$6,489,000	$133,000	$(239,000)	$6,383,000
Corporate bonds	$130,000	$-	$(4,000)	$126,000
REITs	$42,000	$4,000	$(2,000)	$44,000
Equity securities	$14,796,000	$1,187,000	$(484,000)	$15,499,000
Money markets and CDs	$2,478,000	$-	$-	$2,478,000
Total	$23,935,000	$1,324,000	$(729,000)	$24,530,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record an impairment loss during the quarter, but did record a loss of $13,000 for the six months ended October 31, 2016. Likewise, as for the corresponding periods last year, management did not record a loss for the quarter, but did record a $23,000 impairment loss for the six months ended October 31, 2015.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2016 and April 30, 2016, respectively.

Unrealized Loss Breakdown by Investment Type at October 31, 2016

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$737,000	$(11,000)	$1,850,000	$(222,000)	$2,587,000	$(233,000)
Corporate bonds	$99,000	$-	$29,000	$(1,000)	$128,000	$(1,000)
REITs	$-	$-	$25,000	$(3,000)	$25,000	$(3,000)
Equity securities	$4,008,000	$(319,000)	$1,445,000	$(192,000)	$5,453,000	$(511,000)
Total	$4,844,000	$(330,000)	$3,349,000	$(418,000)	$8,193,000	$(748,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2016

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$3,129,000	$(215,000)	$609,000	$(24,000)	$3,738,000	$(239,000)
Corporate bonds	-	-	$27,000	$(4,000)	$27,000	$(4,000)
REITs	$27,000	$(2,000)	-	-	$27,000	$(2,000)
Equity securities	$5,018,000	$(323,000)	$1,171,000	$(161,000)	$6,189,000	$(484,000)
Total	$8,174,000	$(540,000)	$1,807,000	$(189,000)	$9,981,000	$(729,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2016.

Corporate Bonds

The Company’s unrealized loss on investments in corporate bonds relates to two bonds. The contractual term of these investments does not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2016.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2016.

10

Note 3 Inventories

Inventories at October 31, 2016 and April 30, 2016 consisted of the following:

	October 31, 2016	April 30, 2016

Raw materials	$1,819,000	$1,948,000
Work in process	495,000	641,000
Finished goods	437,000	448,000
	2,751,000	3,037,000
Less: allowance for obsolete inventory	(88,000)	(73,000)
Totals	$2,663,000	$2,964,000

Note 4 Business Segments

The following is financial information relating to industry segments:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2016	Oct 31, 2016	Oct 31, 2015	Oct 31, 2015
Net revenue:
Security alarm products	$2,473,000	$4,746,000	$2,351,000	$4,768,000
Other products	410,000	803,000	424,000	862,000
Total net revenue	$2,883,000	$5,549,000	$2,775,000	$5,630,000

Income from operations:
Security alarm products	732,000	1,211,000	729,000	1,389,000
Other products	122,000	205,000	132,000	250,000
Total income from operations	$854,000	$1,416,000	$861,000	$1,639,000

Depreciation and amortization:
Security alarm products	7,000	21,000	4,000	8,000
Other products	28,000	53,000	30,000	60,000
Corporate general	12,000	17,000	6,000	11,000
Total depreciation and amortization	$47,000	$91,000	$40,000	$79,000

Capital expenditures:
Security alarm products	-	-	24,000	24,000
Other products	59,000	114,000	-	-
Corporate general	2,000	6,000	-	3,000
Total capital expenditures	$61,000	$120,000	$24,000	$27,000

	October 31, 2016	April 30, 2016
Identifiable assets:
Security alarm products	3,672,000	4,203,000
Other products	1,427,000	1,142,000
Corporate general	31,442,000	31,323,000
Total assets	$36,541,000	$36,668,000

Note 5 Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2016
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$692,000	-	-

Basic EPS	$692,000	5,021,660	$.1378
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0006)
			-
Diluted EPS	$692,000	5,042,160	$.1372

	For the six months ended October 31, 2016
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$1,259,000	-	-

Basic EPS	$1,259,000	5,021,701	$.2507
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0010)

Diluted EPS	$1,259,000	5,042,201	$.2497

	For the three months ended October 31, 2015
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$573,000	-	-

Basic EPS	$573,000	5,025,244	$.1140
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0004)

Diluted EPS	$573,000	5,045,744	$.1136

	For the six months ended October 31, 2015
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$1,295,000	-	-

Basic EPS	$1,295,000	5,025,379	$.2577
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0011)

Diluted EPS	$1,295,000	5,045,879	$.2566

Note 6 Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during both the quarters ending October 31, 2016 and 2015, respectively. Likewise, the Company paid matching contributions of approximately $5,000 during both the six-month periods ending October 31, 2016 and 2015, respectively.

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

Investments and Marketable Securities

As of October 31, 2016, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$-	$5,838,000	$-	$5,838,000
Corporate Bonds	$128,000	$-	$-	$128,000
REITs	$-	$45,000	$-	$45,000
Equity Securities	$16,810,000	$-	$-	$16,810,000
Money Markets and CDs	$2,273,000	$-	$-	$2,273,000
Total fair value of assets measured on a recurring basis	$19,211,000	$5,883,000	$-	$25,094,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$-	$6,383,000	$-	$6,383,000
Corporate Bonds	$126,000	$-	$-	$126,000
REITs	$-	$44,000	$-	$44,000
Equity Securities	$15,499,000	$-	$-	$15,499,000
Money Markets and CDs	$2,478,000	$-	$-	$2,478,000
Total fair value of assets measured on a recurring basis	$18,103,000	$6,427,000	$-	$24,530,000

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

Executive Summary

The Company’s performance has remained fairly constant through the first and second quarters, due to the continuation of our quality USA made products with the ability for customization and our notable customer service. Additionally, strong performance in the stock market has generated adequate returns on the marketable securities. Challenges in the coming months include the implementation of new hardware and software systems which will enhance productivity and communication throughout the organization and getting new products out to the marketplace.

Results of Operations

●	Net sales were $2,883,000 for the quarter ended October 31, 2016, which is a 3.89% increase from the corresponding quarter last year. Year-to-date net sales were $5,549,000 at October 31, 2016, which is a 1.44% decrease from the same period last year. The slight variations in sales shows the stability of the Company and loyalty of its customer base. Our ongoing commitment to outstanding customer service and customization of products are a few of the many reasons sales remained relatively constant. New competition and the inability to bring new products to market in a timelier manner are a few of the reasons why management believes it has not been able to increase sales in a timelier manner.
●	Cost of goods sold was 44.54% of net sales for the quarter ended October 31, 2016 and was 42.77% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.12% for the current six months and 45.26% for the corresponding six months last year, keeping within the target of less than 50% for both the quarter and year-to-date results. The biggest reason for the slight increases in the current periods is the fact that there were minimum wage increases in our state which increased the cost of our direct labor.
●	Operating expenses were up $18,000 for the quarter and $20,000 for the six-months ended October 31, 2016 as compared to the corresponding periods last year. These increased costs are primarily due to new product development and implementation costs and fees for the new computer software. The Company has been able to keep the operating expenses at less than 30% of net sales for many years; however, the effects of the Affordable Care Act, the State of Nebraska regulatory increase in the minimum wage and various other expenditures continue to provide concerns regarding the ability to maintain this pattern.

●	Income from operations for the quarter ended October 31, 2016 was at $854,000 which is a 0.81% decrease from the corresponding quarter last year, which had income from operations of $861,000. Income from operations for the six months ended October 31, 2016 was at $1,416,000, which is a 13.61% decrease from the corresponding six months last year, which had income from operations of $1,639,000.
●	Other income and expenses are up when comparing to the current quarter and six-month periods the prior year, with an increase of $159,000 in the current quarter and an increase of $142,00 for the current year-to-date. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments. With the recent uptick in the performance of the stock market, decisions were made to sell holdings and take the realized gain and dividends and interest payments remain solid.
●	Overall, net income for the quarter ended October 31, 2016 was up $119,000, or 20.77%, from the same quarter last year. Conversely, net income for the six-month period ended October 31, 2016 was down $36,000, or 2.78%, from the same period in the prior year.
●	Earnings per common share for quarter ended October 31, 2016 were $0.14 per share and $0.25 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2015 were $0.11 per share and $0.26 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $326,000 during the six months ended October 31, 2016 as compared to a decrease of $972,000 during the corresponding period last year.
●	Accounts receivable decreased $53,000 for the six months ended October 31, 2016 compared with a $254,000 increase for the same period last year. The smaller current year decrease is a result of sales remaining steady and the Company’s ongoing ability to continue to collect on accounts receivable in a timely manner.
●	Inventories decreased $286,000 during the current six-month period as compared to a $563,000 increase last year, primarily due to the fact that sales have remained steady, which drives the amount that needs to be purchased. This is offset by price increases from various vendors.
●	Prepaid expenses saw a $12,000 decrease for the current six months, primarily due to the recording of regular monthly expense transactions (from the purchasing of service agreements and such in advance at intervals of a year and sometimes more) and not having to renew any service agreements over the last six months. The prior six months showed a $37,000 decrease in prepaid expenses.
●	There was a slight increase of $2,000 income tax overpayment for the period ended October 31, 2016, while the increase was $228,000 for the same period the prior year. Management usually pays income tax estimates in the same amounts that were actually taxed on for the prior year when we don’t expect a huge fluctuation in income and since net income up to this point is close to the same as last year, the estimates are a close match to the actual expense.

●	Accounts payable shows increases for both six month periods at $97,000 and $24,000, respectively. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.
●	Accrued expenses decreased $16,000 for the current six-month period as compared to a $3,000 increase for the six-month period ended October 31, 2015.

Investing

●	As for our investment activities, the Company spent approximately $120,000 on acquisitions of property and equipment for the current six-month period, in comparison to the corresponding six months last year, where there was activity of $27,000. In addition, the company has disbursed $50,000 towards assets manufactured on site for the current six-month period.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six-month period ended October 31, 2016 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six-month period ended October 31, 2016 was $373,000 compared to $376,000 spent in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the six-month period ended October 31, 2016, the Company purchased $1,000 worth of treasury stock, in comparison to $4,000 repurchased in the corresponding six-month period last year.
●	The company paid out dividends of $1,596,000 during the six months ending October 31, 2016. These dividends were paid during the second quarter. The company declared a dividend of $0.35 per share of common stock on September 30, 2016 and these dividends were paid by October 31, 2016. As for the prior year numbers, dividends paid was $1,553,000 for the six months ending October 31, 2015. A dividend of $0.34 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	For the quarter ended
	October 31, 2016	October 31, 2015
Working capital (current assets – current liabilities)	$33,469,000	$32,549,000
Current ratio (current assets / current liabilities)	17.760	16.210
Quick ratio ((cash + investments + AR) / current liabilities)	16.297	14.498

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	Wireless contact switches, Wi-Fi to enable monitoring of sensors from a smartphone, pool alarms and environmental sensors are in development
●	A redesign of our top selling resistor pack. The new design will be more automated which will allow us to produce more in a shorter timeframe.
●	Redesign of the connectors in our raceway line has gone through molding and are going through product safety standards testing approval. The original raceway line connectors were not fire rated and high voltage rated compliant.
●	Slim-line face plate for pool alarms that will also allow homeowner to change the plate to match their decor
●	Triple biased High Security Switch
●	Redesign of our Current Controller is complete and now is going through the U.L. approval process. The new design will allow us to manufacture a 15-amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets. 12 and 24-volt versions are also being developed in response to many requests to turn on LED lighting.
●	Redesign for the cover of the 29-Series terminal switch
●	New float water sensor that will monitor water levels in livestock tanks and sump pumps
●	Fuel level monitor – With fuel theft being a major problem around the world, we are crafting a monitor to tie into the security system to alarm if tanks or trucks are tampered with.
●	A new version of our 200-36 overhead door switch line up is nearing completion. The modified version, part #200-36UF, is for universal fit that allows an installer to replace an existing competitor’s switch without drilling new holes into the cement or adjusting the location. The modified case has an additional mounting hole along with reshaped mounting holes.
●	The smaller size custom power transfer device (PTDC) has been completed. The PTDC series offer a secure way to channel electrical wiring from the door frame to the door and are used for powering exit bars, locks, electric strikes etc. We will offer two different end pieces; 0.218” inside diameter and 0.313” inside diameter which will allow different sizes or wire to be looped through the custom length armored cable.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2016. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the second quarter of fiscal year 2017.

Period	Number of shares repurchased
August 1, 2016 – August 31, 2016	-0-
September 1, 2016 – September 30, 2016	-0-
October 1, 2016 – October 31, 2016	-0-

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

George Risk Industries, Inc.
(Registrant)

Date December 15, 2016	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

