Form 10-Q
period 2017-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2017-03-16
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended January 31, 2017

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission File Number: 000-05378

GEORGE RISK INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-0524756
(State of incorporation)	(IRS Employers Identification No.)

802 South Elm St
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of March 16, 2017, was 4,945,425.

Transitional Small Business Disclosure Format:               Yes [X]          No [  ]

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

The unaudited financial statements for the three and nine month period ended January 31, 2017, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2017	April 30, 2016
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,998,000	$5,918,000
Investments and securities	25,456,000	24,530,000
Accounts receivable:
Trade, net of $261 and $74 doubtful account allowance	1,749,000	1,912,000
Other	6,000	—
Income tax overpayment	242,000	199,000
Inventories	2,533,000	2,964,000
Prepaid expense	162,000	68,000
Total Current Assets	$36,146,000	$35,591,000

Property and Equipment, net, at cost	763,000	756,000

Other Assets
Investment in Limited Land Partnership, at cost	273,000	253,000
Projects in process	23,000	68,000
Total Other Assets	$296,000	$321,000

TOTAL ASSETS	$37,205,000	$36,668,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2017	April 30, 2016
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$51,000	$31,000
Dividends payable	1,417,000	1,255,000
Accrued expenses:
Payroll and related expenses	246,000	320,000
Property taxes	2,000	—
Deferred income taxes	389,000	87,000
Total Current Liabilities	$2,105,000	$1,693,000

Long-Term Liabilities
Deferred income taxes	161,000	191,000
Total Long-Term Liabilities	$161,000	$191,000

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized,Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,736,000	1,736,000
Accumulated other comprehensive income	759,000	347,000
Retained earnings	35,631,000	35,337,000
Less: treasury stock, 3,557,156 and 3,481,021 shares, at cost	(4,136,000)	(3,585,000)
Total Stockholders’ Equity	$34,939,000	$34,784,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$37,205,000	$36,668,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2017	Jan 31, 2017	Jan 31, 2016	Jan 31, 2016
Net Sales	$2,645,000	$8,194,000	$2,680,000	$8,310,000
Less: Cost of Goods Sold	(1,229,000)	(3,899,000)	(1,316,000)	(3,864,000)
Gross Profit	$1,416,000	$4,295,000	$1,364,000	$4,446,000

Operating Expenses
General and Administrative	223,000	664,000	227,000	643,000
Sales	461,000	1,432,000	448,000	1,428,000
Engineering	17,000	59,000	31,000	68,000
Rent Paid to Related Parties	5,000	14,000	4,000	14,000
Total Operating Expenses	$706,000	$2,169,000	$710,000	$2,153,000

Income From Operations	710,000	2,126,000	654,000	2,293,000

Other Income (Expense)
Other	1,000	11,000	5,000	13,000
Dividend and Interest Income	332,000	650,000	437,000	746,000
Gain (Loss) on Investments	51,000	136,000	(242,000)	(288,000)
	$384,000	$797,000	$200,000	$471,000

Income Before Provisions for Income Taxes	1,094,000	2,923,000	854,000	2,764,000

Provisions for Income Taxes:
Current Expense	313,000	896,000	231,000	857,000
Deferred Tax Expense (Benefit)	(11,000)	(24,000)	(12,000)	(23,000)
Total Income Tax Expense	$302,000	$872,000	$219,000	$834,000

Net Income	$792,000	$2,051,000	$635,000	$1,930,000

Cash Dividends
Common Stock ($0.35 per share)	$—	$1,758,000
Common Stock ($0.34 per share)			$—	$1,709,000

Income Per Share of Common Stock
Basic	$0.16	$0.41	$0.13	$0.38
Diluted	$0.16	$0.41	$0.13	$0.38

Weighted Average Number of Common Shares Outstanding
Basic	4,945,972	4,996,453	5,024,103	5,024,954
Diluted	4,966,472	5,016,953	5,044,603	5,045,454

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2017	Jan 31, 2017	Jan 31, 2016	Jan 31, 2016
Net Income	$792,000	$2,051,000	$635,000	$1,930,000

Other Comprehensive Income, Net of Tax Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	570,000	796,000	(1,385,000)	(2,503,000)
Reclassification adjustment for gains(losses) included in net income	(5,000)	(88,000)	144,000	274,000
Income tax benefit (expense) relatedto other comprehensive income	(236,000)	(296,000)	519,000	932,000
Other Comprehensive Income	329,000	412,000	(722,000)	(1,297,000)

Comprehensive Income	$1,121,000	$2,463,000	$(87,000)	$633,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months	Nine months
	ended	ended
	Jan 31, 2017	Jan 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,051,000	$1,930,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,000	187,000
(Gain) loss on sale of investments	(149,000)	219,000
Impairments on investments	13,000	69,000
Reserve for bad debts	—	1,000
Reserve for obsolete inventory	5,000	10,000
Deferred income taxes	(24,000)	(23,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	163,000	369,000
Inventories	426,000	(502,000)
Prepaid expenses	(93,000)	29,000
Other receivables	(5,000)	(1,000)
Income tax overpayment	(43,000)	(263,000)
Increase (decrease) in:
Accounts payable	20,000	2,000
Accrued expenses	(72,000)	(86,000)
Net cash provided by (used in) operating activities	$2,430,000	$1,941,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets manufactured	45,000	53,000
(Purchase) of property and equipment	(146,000)	(119,000)
Proceeds from sale of marketable securities	586,000	63,000
(Purchase) of marketable securities	(668,000)	(783,000)
(Purchase) of long-term investment	(20,000)	—
Collection of loans to employees	—	1,000
Net cash provided by (used in) investing activities	$(203,000)	$(785,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(551,000)	(14,000)
Dividends paid	(1,596,000)	(1,553,000)
Net cash provided by (used in) financing activities	$(2,147,000)	$(1,567,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$80,000	$(411,000)

Cash and Cash Equivalents, beginning of period	$5,918,000	$5,691,000
Cash and Cash Equivalents, end of period	$5,998,000	$5,280,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$1,059,000	$1,115,000
Interest paid	$0	$0
Cash receipts for:
Income taxes	$125,000	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2017

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

Note 2: Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between July 2017 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of January 31, 2017 and April 30, 2016, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
January 31, 2017	Basis	Gains	Losses	Value
Municipal bonds	$5,853,000	$85,000	$(320,000)	$5,618,000
Corporate bonds	$129,000	$1,000	$—	$130,000
REITs	$64,000	$8,000	$—	$72,000
Equity securities	$15,655,000	$1,992,000	$(462,000)	$17,185,000
Money markets and CDs	$2,451,000	$—	$—	$2,451,000
Total	$24,152,000	$2,086,000	$(782,000)	$25,456,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2016	Basis	Gains	Losses	Value
Municipal bonds	$6,489,000	$133,000	$(239,000)	$6,383,000
Corporate bonds	$130,000	$—	$(4,000)	$126,000
REITs	$42,000	$4,000	$(2,000)	$44,000
Equity securities	$14,796,000	$1,187,000	$(484,000)	$15,499,000
Money markets and CDs	$2,478,000	$—	$—	$2,478,000
Total	$23,935,000	$1,324,000	$(729,000)	$24,530,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record an impairment loss during the quarter, but did record a loss of $13,000 for the nine months ended January 31, 2017. For the corresponding periods last year, management recorded impairment losses of $46,000 for the quarter ended January 31, 2016, and recorded impairment losses of $69,000 for the nine months ended January 31, 2016.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2017 and April 30, 2016, respectively.

Unrealized Loss Breakdown by Investment Type at January 31, 2017

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,405,000	$(40,000)	$1,801,000	$(281,000)	$3,206,000	$(321,000)
Corporate bonds	—	—	—	—	—	—
REITs	—	—	$28,000	—	$28,000	—
Equity securities	$1,341,000	$(86,000)	$3,368,000	$(375,000)	$4,709,000	$(461,000)
Total	$2,746,000	$(126,000)	$5,197,000	$(656,000)	$7,943,000	$(782,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2016

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$3,129,000	$(215,000)	$609,000	$(24,000)	$3,738,000	$(239,000)
Corporate bonds	—	—	$27,000	$(4,000)	$27,000	$(4,000)
REITs	$27,000	$(2,000)	—	—	$27,000	$(2,000)
Equity securities	$5,018,000	$(323,000)	$1,171,000	$(161,000)	$6,189,000	$(484,000)
Total	$8,174,000	$(54,000)	$1,807,000	$(189,000)	$9,981,000	$(729,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2017.

Corporate Bonds

The Company’s unrealized loss on investments in corporate bonds relates to one bond. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost of the investment. Because the Company has the ability to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at January 31, 2017.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2017.

10

Note 3: Inventories

Inventories at January 31, 2017 and April 30, 2016 consisted of the following:

	January 31, 2017	April 30, 2016

Raw materials	$1,733,000	$1,948,000
Work in process	448,000	641,000
Finished goods	430,000	448,000
	2,611,000	3,037,000
Less: allowance for obsolete inventory	(78,000)	(73,000)
Totals	$2,533,000	$2,964,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2017	Jan 31, 2017	Jan 31, 2016	Jan 31, 2016
Net revenue:
Security alarm products	$2,214,000	$6,955,000	$2,272,000	$7,134,000
Other products	431,000	1,239,000	408,000	1,176,000
Total net revenue	$2,645,000	$8,194,000	$2,680,000	$8,310,000

Income from operations:
Security alarm products	603,000	1,805,000	554,000	1,944,000
Other products	107,000	321,000	100,000	349,000
Total income from operations	$710,000	$2,126,000	$654,000	$2,293,000

Depreciation and amortization:
Security alarm products	7,000	29,000	4,000	12,000
Other products	27,000	80,000	92,000	152,000
Corporate general	13,000	29,000	12,000	23,000
Total depreciation and amortization	$47,000	$138,000	$108,000	$187,000

Capital expenditures:
Security alarm products	—	—	—	24,000
Other products	16,000	130,000	84,000	84,000
Corporate general	10,000	16,000	8,000	11,000
Total capital expenditures	$26,000	$146,000	$92,000	$119,000

	January 31, 2017	April 30, 2016
Identifiable assets:
Security alarm products	3,470,000	4,203,000
Other products	1,370,000	1,142,000
Corporate general	32,365,000	31,323,000
Total assets	$37,205,000	$36,668,000

Note 5 Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2017
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net Income	$792,000
Basic EPS	$792,000	4,945,972	$0.1601
Effect of dilutive securities:	0	20,500
Convertible preferred stock
Diluted EPS	$792,000	4,966,472	$0.1595

	For the nine months ended January 31, 2017
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net Income	$2,051,000
Basic EPS	2,051,000	4,996,453	$0.4105
Effect of dilutive securities:
Convertible preferred stock	0	20,500
Diluted EPS	$2,051,000	5,016,953	$0.4088

	For the three months ended January 31, 2016
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net Income	$635,000
Basic EPS	$635,000	5,024,103	$0.1264
Effect of dilutive securities:
Convertible preferred stock	0	20,500
Diluted EPS	$635,000	5,044,603	$0.1259

	For the nine months ended January 31, 2016
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net Income	$1,930,000
Basic EPS	$1,930,000	5,024,954	$0.3841
Effect of dilutive securities:
Convertible preferred stock	0	20,500
Diluted EPS	$1,930,000	5,045,454	$0.3825

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during both the quarters ending January 31, 2017 and 2016, respectively. Likewise, the Company paid matching contributions of approximately $7,000 during the nine-month period ending January 31, 2017 and $8,000 during the corresponding period the prior fiscal year.

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

Investments and Marketable Securities

As of January 31, 2017, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITS) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$-	$5,618,000	$-	$5,618,000
Corporate Bonds	$130,000	$-	$-	$130,000
REITs	$-	$72,000	$-	$72,000
Equity Securities	$17,185,000	$-	$-	$17,185,000
Money Markets and CDs	$2,451,000	$-	$-	$2,451,000
Total fair value of assets measured on a recurring basis	$19,766,000	$5,690,000	$-	$25,456,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$-	$6,383,000	$-	$6,383,000
Corporate Bonds	$126,000	$-	$-	$126,000
REITs	$-	$44,000	$-	$44,000
Equity Securities	$15,499,000	$-	$-	$15,499,000
Money Markets and CDs	$2,478,000	$-	$-	$2,478,000
Total fair value of assets measured on a recurring basis	$18,103,000	$6,427,000	$-	$24,530,000

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

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2016.

Executive Summary

The Company’s performance has remained steady through the three quarters, with only a slight reduction in sales and greatly improved investment returns. New challenges the Company has endured over the nine months of this fiscal year include the increase in the minimum wage requirements, implementation of new hardware and software systems which will enhance productivity and communication throughout the organization, and getting new products to the marketplace.

Results of Operations

●	Net sales were $2,645,000 for the quarter ended January 31, 2017, which is only a 1.3% decrease from the corresponding quarter last year. Year-to-date net sales were $8,194,000 at January 31, 2017, which is a 1.4% decrease from the same period last year. The slight variation in sales shows the stability of the Company and loyalty of its customer base. Our ongoing commitment to outstanding customer service and customization of products are a few of the many reasons sales remained relatively constant. New competition and the inability to bring new products to market in a timelier manner are a few of the reasons why management believes it has not been able to increase sales in a timelier manner.

●	Cost of goods sold was 46.4% of net sales for the quarter ended January 31, 2017 and was 49.1% for the same quarter last year. Year-to-date cost of goods sold percentages were 47.6% for the current nine months and 46.5% for the corresponding nine months last year, keeping within the target of less than 50% for both the quarter and year-to-date results.

●	Operating expenses declined by $4,000 for the quarter but increased by $16,000 for the nine-months ended January 31, 2017 as compared to the corresponding periods last year.

●	Income from operations for the quarter ended January 31, 2017 was at $710,000 which is an 8.56% increase from the corresponding quarter last year, which had income from operations of $654,000. Income from operations for the nine months ended January 31, 2017 was at $2,126,000, which is a 7.28% decrease from the corresponding nine months last year, which had income from operations of $2,293,000.

●	Other income and expenses are up when comparing to the current quarter and nine-month periods the prior year, with an increase of $184,000 in the current quarter and an increase of $326,000 for the current year-to-date. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments. With the recent uptick in the performance of the stock market, decisions were made to sell holdings and take the realized gain and dividends and interest payments exceeded expectations.

●	Overall, net income for the quarter ended January 31, 2017 was up $157,000, or 24.47%, from the same quarter last year. Similarly, net income for the nine-month period ended January 31, 2017 was up $121,000, or 6.27%, from the same period in the prior year.

●	Earnings per common share for quarter ended January 31, 2017 were $0.16 per share and $0.41 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2016 were $0.13 per share and $0.38 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $80,000 during the nine months ended January 31, 2017 as compared to a decrease of $411,000 during the corresponding period last year.

●	Accounts receivable decreased $163,000 for the nine months ended January 31, 2017 compared with a $369,000 decrease for the same period last year. The smaller current year decrease is a result of a small decrease in sales and the Company’s ongoing ability to continue to collect on accounts receivable in a timely manner. Management believes that only approximately $261 of accounts over 90 days have a possibility of being uncollectible.

●	Inventories decreased $426,000 during the current nine month period as compared to an increase of $502,000 last year. The current decrease is primarily due to the fact that there have been declines in sales, and that reduces the amount of goods that need to be purchased and stocked in the warehouse. This decrease is offset by price increases from various vendors.

●	Prepaid expenses saw a $93,000 increase for the current nine months, primarily due to the prepayment of inventory the Company purchased to get better pricing. Conversely, the prior nine months showed a $29,000 decrease in prepaid expenses.

●	Income tax overpayment for the nine months ended January 31, 2017 increased $43,000, as the overpayment also showed an increase of 263,000 for the same period the prior year. The main reason for the increases is that the Company gets an extension on its income tax returns and are waiting on refunds at this point in time.

●	Accounts payable shows increases for both nine month periods at $20,000 and $2,000, respectively. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses decreased $72,000 for the current nine month period as compared to an $86,000 decrease for the nine month period ended January 31, 2016.

Investing

●	As for our investment activities, the Company spent approximately $146,000 on acquisitions of property and equipment for the current nine month period, in comparison with the corresponding nine months last year, where there was activity of $119,000. In addition, the Company has disbursed $45,000 towards assets manufactured on site for the current nine-month period.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine month period ended January 31, 2017 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the nine month period ended January 31, 2017 was $668,000 compared to $783,000 spent in the prior nine month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine month period ended January 31, 2017, the Company purchased $551,000 worth of treasury stock. This includes one purchase of over 75,000 shares that was acquired during the current quarter. This is in comparison to $14,000 spent in the same nine months period the prior year.

●	The company paid out dividends of $1,596,000 during the nine months ending January 31, 2017. These dividends were paid during the second quarter. The company declared a dividend of $0.35 per share of common stock on September 30, 2016 and these dividends were paid by October 31, 2016. As for the prior year numbers, dividend paid was $1,553,000 for the nine months ending January 31, 2016. A dividend of $0.34 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	For the quarter ended
	January 31, 2017	January 31, 2016
Working capital
(current assets – current liabilities)	$34,041,000	$32,523,000

Current ratio
(current assets / current liabilities)	17.171	21.493

Quick ratio
((cash + investments + AR) / current liabilities)	15.773	19.147

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	Wireless contact switches, Wi-Fi to enable monitoring of sensors from a smartphone, pool alarms and environmental sensors are in development

●	A redesign of our top selling resistor pack. The new design will be more automated which will allow us to produce more in a shorter timeframe.

●	Redesign of the connectors in our raceway line has gone through molding and is going through product safety standards testing approval. The original raceway line connectors were not fire rated and high voltage rated compliant.

●	Slim-line face plate for pool alarms that will also allow homeowner to change the plate to match their decor

●	Triple biased High Security Switch

●	Redesign of our Current Controller is complete and now is going through the U.L. approval process. The new design will allow us to manufacture a 15-amp version that would automatically turn on a whole room of lights and a 220-volt version for international markets. 12 and 24-volt versions are also being developed in response to many requests to turn on LED lighting.

●	Redesign for the cover of the 29-Series terminal switch

●	New float water sensor that will monitor water levels in livestock tanks and sump pumps

●	Fuel level monitor – With fuel theft being a major problem around the world, we are crafting a monitor to tie into the security system to alarm if tanks or trucks are tampered with.

●	A new version of our 200-36 overhead door switch line up is nearing completion. The modified version, part #200-36UF, is for universal fit that allows an installer to replace an existing competitor’s switch without drilling new holes into the cement or adjusting the location. The modified case has an additional mounting hole along with reshaped mounting holes.

●	The smaller size custom power transfer device (PTDC) has been completed. The PTDC series offer a secure way to channel electrical wiring from the door frame to the door and are used for powering exit bars, locks, electric strikes etc. We will offer two different end pieces; 0.218” inside diameter and 0.313” inside diameter which will allow different sizes or wire to be looped through the custom length armored cable.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2017. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2017.

Period	Number of shares repurchased
November 1, 2016 – November 30, 2016	75,410
December 1, 2016 – December 31, 2016	300
January 1, 2017 – January 31, 2017	225

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date March 16, 2017	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer
and Chairman of the Board

