Form 10-Q
period 2017-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2017-09-19
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 31, 2017

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

Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 19, 2017 was 4,944,950.

Transitional Small Business Disclosure Format: Yes [ X ] No [  ]

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

The unaudited financial statements for the three-month period ended July 31, 2017, are attached hereto.

George Risk Industries, Inc.

Condensed Balance Sheets

	July 31, 2017	April 30, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,998,000	$6,456,000
Investments and securities, at fair value	27,111,000	26,382,000
Accounts receivable:
Trade, net of $2,425 and $2,425 doubtful account allowance	1,590,000	1,848,000
Other	2,000	3,000
Income tax overpayment	46,000	253,000
Inventories, net	2,366,000	2,304,000
Prepaid expenses	129,000	193,000
Total Current Assets	$38,242,000	$37,439,000

Property and Equipment, net, at cost	908,000	739,000

Other Assets
Investment in Limited Land Partnership, at cost	273,000	273,000
Projects in process	56,000	13,000
Other	1,000	-
Total Other Assets	$330,000	$286,000

TOTAL ASSETS	$39,480,000	$38,464,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.

Condensed Balance Sheets

	July 31, 2017	April 30, 2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$181,000	$69,000
Dividends payable	1,416,000	1,416,000
Accrued expenses:
Payroll and related expenses	140,000	308,000
Property taxes	5,000	-
Total Current Liabilities	$1,742,000	$1,793,000

Long-Term Liabilities
Deferred income taxes	1,141,000	906,000
Total Long-Term Liabilities	$1,141,000	$906,000

Commitments and contingencies	$-	$-

Stockholders’ Equity

Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,736,000	1,736,000
Accumulated other comprehensive income	1,555,000	1,239,000
Retained earnings	36,499,000	35,981,000
Less: treasury stock, 3,557,931 and 3,557,606 shares, at cost	(4,142,000)	(4,140,000)
Total Stockholders’ Equity	$36,597,000	$35,765,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,480,000	$38,464,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.

Condensed Income Statements

For the three months ended July 31, 2017 and 2016

	July 31, 2017	July 31, 2016
	(unaudited)	(unaudited)

Net Sales	$2,248,000	$2,666,000
Less: Cost of Goods Sold	(1,095,000)	(1,386,000)
Gross Profit	$1,153,000	$1,280,000

Operating Expenses:
General and Administrative	229,000	211,000
Sales	416,000	484,000
Engineering	13,000	18,000
Rent Paid to Related Parties	5,000	5,000
Total Operating Expenses	$663,000	$718,000

Income From Operations	490,000	562,000

Other Income (Expense)
Other	3,000	3,000
Dividend and Interest Income	279,000	192,000
Gain (Loss) on Sales of Assets	4,000	-
Gain (Loss) on Sale of Investments	(38,000)	47,000
	$248,000	$242,000

Income Before Provisions for Income Taxes	738,000	804,000

Provisions for Income Taxes
Current Expense	213,000	258,000
Deferred tax expense (benefit)	7,000	(21,000)
Total Income Tax Expense	220,000	237,000

Net Income	$518,000	$567,000

Basic Earnings Per Share of Common Stock	$0.10	$0.11
Diluted Earnings Per Share of Common Stock	$0.10	$0.11

Weighted Average Number of Common Shares Outstanding	4,945,092	5,021,727
Weighted Average Number of Shares Outstanding (Diluted)	4,965,592	5,042,227

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.

Condensed Statements of Comprehensive Income

For the three months ended July 31, 2017 and 2016

	July 31, 2017	July 31, 2016
	(unaudited)	(unaudited)

Net Income	$518,000	$567,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	629,000	545,000
Reclassification adjustment for gains (losses) included in net income	(84,000)	(18,000)
Income tax expense related to other comprehensive income	(228,000)	(220,000)
Other Comprehensive Income (Loss)	317,000	307,000

Comprehensive Income	$835,000	$874,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.

Condensed Statements of Cash Flows

For the three months ended July 31, 2017 and 2016

	July 31, 2017	July 31, 2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income	$518,000	$567,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,000	44,000
(Gain) loss on sale of investments	38,000	(60,000)
Impairment of investments	-	13,000
Reserve for bad debts	-	1,000
Reserve for obsolete inventory	-	20,000
Deferred income taxes	7,000	(21,000)
(Gain) loss on sale of assets	(4,000)	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	257,000	125,000
Inventories	(62,000)	136,000
Prepaid expenses	63,000	(28,000)
Employee receivables	1,000	(1,000)
Income tax overpayment	208,000	-
Increase (decrease) in:
Accounts payable	112,000	47,000
Accrued expenses	(163,000)	(105,000)
Income tax payable	-	255,000
Net cash provided by (used in) operating activities	$1,016,000	$993,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	4,000	-
(Purchase) of property and equipment	(253,000)	(25,000)
Proceeds from sale of marketable securities	2,000	4,000
(Purchase) of marketable securities	(224,000)	(257,000)
Net cash provided by (used in) investing activities	$(471,000)	$(278,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(3,000)	(1,000)
Net cash provided by (used in) financing activities	$(3,000)	$(1,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$542,000	$714,000

Cash and Cash Equivalents, beginning of period	$6,456,000	$5,918,000
Cash and Cash Equivalents, end of period	$6,998,000	$6,632,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$0	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2017

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2017 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates — The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

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

As of July 31, 2017 and April 30, 2017, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2017	Basis	Gains	Losses	Value
Municipal bonds	$6,062,000	$108,000	$(186,000)	$5,984,000
Corporate bonds	$129,000	$1,000	$-	$130,000
REITs	$63,000	$-	$(6,000)	$57,000
Equity securities	$15,360,000	$2,982,000	$(227,000)	$18,115,000
Money markets and CDs	$2,825,000	$-	$-	$2,825,000
Total	$24,439,000	$3,091,000	$(419,000)	$27,111,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2017	Basis	Gains	Losses	Value
Municipal bonds	$6,045,000	$90,000	$(97,000)	$6,038,000
Corporate bonds	$129,000	$1,000	$-	$130,000
REITs	$64,000	$13,000	$(1,000)	$76,000
Equity securities	$15,259,000	$2,441,000	$(319,000)	$17,381,000
Money markets and CDs	$2,757,000	$-	$-	$2,757,000
Total	$24,254,000	$2,545,000	$(417,000)	$26,382,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not need to record any impairment losses for the quarter ended July 31, 2017 while $13,000 was recorded as an impairment loss for the quarter ended July 31, 2016

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2017 and April 30, 2017, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2017

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$968,000	$(115,000)	$1,192,000	$(71,000)	$2,160,000	$(186,000)
REITs	$57,000	$(6,000)	$-	$-	$57,000	$(6,000)
Equity securities	$833,000	$(86,000)	$1,164,000	$(141,000)	$1,997,000	$(227,000)
Total	$1,858,000	$(207,000)	$2,356,000	$(212,000)	$4,214,000	$(419,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2017

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,420,000	$(19,000)	$1,292,000	$(78,000)	$2,712,000	$(97,000)
REITs	$-	$-	$27,000	$(1,000)	$27,000	$(1,000)
Equity securities	$983,000	$(92,000)	$1,689,000	$(227,000)	$2,672,000	$(319,000)
Total	$2,403,000	$(111,000)	$3,008,000	$(306,000)	$5,411,000	$(417,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2017.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2017.

10

Note 3: Inventories

Inventories at July 31, 2017 and April 30, 2017 consisted of the following:

	July 31,	April 30,
	2017	2017

Raw materials	$1,568,000	$1,579,000
Work in process	543,000	442,000
Finished goods	328,000	356,000
	2,439,000	2,377,000
Less: allowance for obsolete inventory	(73,000)	(73,000)
Totals	$2,366,000	$2,304,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2017	2016
Net revenue:
Security alarm products	1,798,000	2,273,000
Other products	450,000	393,000
Total net revenue	$2,248,000	$2,666,000

Income from operations:
Security alarm products	392,000	479,000
Other products	98,000	83,000
Total income from operations	$490,000	$562,000

Identifiable assets:
Security alarm products	3,934,000	3,947,000
Other products	749,000	1,194,000
Corporate general	34,797,000	32,598,000
Total assets	$39,480,000	$37,739,000

Depreciation and amortization:
Security alarm products	8,000	14,000
Other products	21,000	25,000
Corporate general	12,000	5,000
Total depreciation and amortization	$41,000	$44,000

Capital expenditures:
Security alarm products	210,000	—
Other products	—	19,000
Corporate general	43,000	6,000
Total capital expenditures	$253,000	$25,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2017
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$518,000
Basic EPS	$518,000	4,945,092	$.1048
Effect of dilutive Convertible Preferred Stock	-	20,500	(.0005)
Diluted EPS	$518,000	4,965,592	$.1043

	For the three months ended July 31, 2016
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$567,000
Basic EPS	$567,000	5,021,727	$.1129
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0004)
Diluted EPS	$567,000	5,042,227	$.1125

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during both the quarter ending July 31, 2017 and 2016, respectively.

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

Investments and Marketable Securities

As of July 31, 2017, our investments consisted of money markets, certificates of deposits (CDs), publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,984,000	$—	$5,984,000
Corporate Bonds	$130,000	$—	$—	$130,000
REITs	$—	$57,000	$—	$57,000
Equity Securities	$18,115,000	$—	$—	$18,115,000
Money Markets and CDs	$2,825,000	$—	$—	$2,825,000
Total fair value of assets measured on a recurring basis	$21,070,000	$6,041,000	$—	$27,111,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,038,000	$—	$6,038,000
Corporate Bonds	$130,000	$—	$—	$130,000
REITs	$—	$76,000	$—	$76,000
Equity Securities	$17,381,000	$—	$—	$17,381,000
Money Markets and CDs	$2,757,000	$—	$—	$2,757,000
Total fair value of assets measured on a recurring basis	$20,268,000	$6,114,000	$—	$26,382,000

Note 8 Subsequent Events

None

15

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

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

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2017.

Executive Summary

The Company’s performance has declined slightly through the first quarter. This is mainly due to increased competition and having to deal with production impediments that have been a direct result from implementing our new computer software. Conversely, to offset the decline in sales, our investments have had strong returns. Opportunities include continuing to learn and grow with our new computer system to be able to get product out to our customers in a productive and timely manner. Also, we have new products that are scheduled to enter the marketplace by the end of the calendar year. Challenges in the coming months include continuing to learn about and train employees on the new computer software, with the hopes of getting our facilities running more lean and profitable than ever before.

Results of Operations

●	Net sales showed a 15.68% decrease over the same period in the prior year. Management believes this is due to many reasons. New competition has sprung up within the industry, the need for the company to be able to engineer and manufacture newer wireless technology that has replaced the hard-wired market and unexpected delays in our production flow due to the implementation of new computer software.

●	Cost of goods sold saw a decrease from 51.99% of sales in the prior year, to 48.71% in the current quarter, which is within Management’s goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The decreased cost of goods sold percentage is a reflection of inventory levels evening out from continued declining sales. Management has also postponed shipments from vendors in order to not be over inflated with raw material inventory.

●	Operating expenses have decreased when comparing the current year quarter to the same quarter for the prior year, but the percentage in relation to net sales increased slightly to 29.49% for the quarter ended July 31, 2017 as compared to 26.93% for the corresponding quarter last year. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the effects of paying for training of the new computer software and currently paying maintenance and support fees on two software platforms has added to these expenses.

●	Income from operations for the quarter ended July 31, 2017 was at $490,000, which is a 12.81% decrease from the corresponding quarter last year, which had income from operations of $562,000.

●	Other income and expenses showed a $248,000 gain for the quarter ended July 31, 2017 as compared to a $242,000 gain for the quarter ended July 31, 2016. The slight increase is primarily due to increased dividend and interest income, offset by losses on the sale of investments.

●	Provision for income taxes showed a decrease of $17,000, down from $237,000 in the quarter ended July 31, 2016 to $220,000 for the quarter ended July 31, 2017.

●	In turn, net income for the quarter ended July 31, 2017 was $518,000, an 8.64% decrease from the corresponding quarter last year, which showed net income of $567,000.

●	Earnings per share for the quarter ended July 31, 2017 were $0.10 per common share and $0.11 per common share for the quarter ended July 31, 2016.

Liquidity and capital resources

Operating

●	Net cash increased $542,000 during the quarter ended July 31, 2017 as compared to an increase of $714,000 during the corresponding quarter last year.

●	Accounts receivable decreased $257,000 for the quarter ending July 31, 2017 compared with a $125,000 decrease for the same quarter last year. The decrease in accounts receivable is directly attributable to the decrease in sales as a minimal amount of accounts over 90 days were found to be uncollectible.

●	Inventories increased $62,000 during the current quarter as compared to a $136,000 decrease last year. This is primarily due to continued raw material price increases and increased labor and manufacturing costs.

●	At the quarter ended July 31, 2017 there was a $63,000 decrease in prepaid expenses and at July 31, 2016, there was a $28,000 increase. The current decrease is a result of having raw materials that were previously prepaid for arrive on our dock during the current quarter.

●	Income tax overpayment for the quarter ended July 31, 2017 decreased $208,000, while there was a $255,000 increase towards income tax payable for the quarter ending July 31, 2016. The current decrease in income tax overpayment is a result of having lower sales than predicted.

●	Accounts payable shows an increase of $112,000 for the quarter ended July 31, 2017 compared to an increase of $47,000 for the same quarter the year before, primarily due to timing issues. Management strives to pay all payables within terms, unless there is a problem with the merchandise.

●	Accrued expenses decreased $163,000 for the current quarter as compared to a $105,000 decrease for the quarter ended July 31, 2016.

Investing

●	As for our investment activities, the Company spent $210,000 on the purchase of a building during the current fiscal quarter. In comparison with the corresponding quarter last year, there were purchases of property and equipment in the amount of approximately $59,000.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2017 was $224,000 compared to $257,000 spent during the quarter ended July 31, 2016. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2017, the Company purchased $3,000 worth of treasury stock, along with the $1,000 spent in the same period the prior year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2017	July 31, 2016
Working capital (current assets – current liabilities)	$36,500,000	$34,774,000
Current ratio (current assets / current liabilities)	21.955	19.237
Quick ratio ((cash + investments + AR) / current liabilities)	20.496	17.713

New Product Development

The Company and its’ engineering department perpetually work to develop enhancements to current product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.

●	The case for our CC-15 is complete and has been submitted to U.L. for approval. This will allow us to manufacture several different versions. One is a 15-amp version that would automatically turn on a whole room of lights. Another is a 220-volt version to be used in international markets.

●	We have completed two new low voltage switching devices and they have been introduced into the marketplace. The LVSD is a 2-amp, 12/24-VDC switching device that will power devices such as small motors, fans, sirens, strobes and LED lights. The LEDSD is a 2amp, 12/24-VDC controller with 2.1mm x 5.5mm connectors for use with LED lighting (puck, rope, strip, track and more). It can be used to turn on LED lighting in cabinets, display cases, closets, pantries, etc.

●	Mold work has been completed on connectors for our EZ-Duct line and these connectors are currently out for ETL. testing. This will allow the raceway line to be ETL Listed for fire rating and high voltage. A new mold design for the cover of our 29-Series terminal switch is also being worked on.

●	We continue to work on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

●	We continue to research the possibilities of fuel level sensing and how that may also serve other agricultural based needs. Several companies from around the world have been looking for ways to secure fuel tanks and trucks. Our emphasis would be in ways to safely monitor fuel levels and report tampering.

●	A new float water sensor is being developed that will monitor water levels in livestock tanks and sump pumps.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.

●	An updated version of our 200-36 overhead door switch line up is nearing completion with prototypes currently being die cast. The modified version, the 200-36UF, is being made as a universal fit switch. This will allow an installer to replace an existing switch without drilling new holes into the cement or adjusting the location. The modified case has an additional mounting hole along with reshaped mounting holes.

●	Two sizes of our custom power transfer device (PTDC) have been introduced. The PTDC series offers a secure way to channel electrical wiring from the door frame to the door and are used for powering exit bars, locks, electric strikes etc. GRI offers two different end pieces; 0.218” inside diameter and 0.313” inside diameter, which will allow different sizes of wire to be looped through the custom length armored cable.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure does not apply.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2017. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We continue to operate with a limited number of accounting and financial personnel. The controller that was hired in 2014 recently was compelled to end her employment at GRI due to medical reasons, so management is on the search to replace her with qualified candidate. Once the controller is hired, training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Without the current employment of a controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2018.

Period	Number of shares repurchased
May 1, 2017 – May 31, 2017	-0-
June 1, 2017 – June 30, 2017	225
July 1, 2017 – July 31, 2017	100

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

George Risk Industries, Inc.
(Registrant)

Date September 19, 2017	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

