Form 10-Q
period 2017-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2017-12-20
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 19, 2017 was 3,533,834.

Transitional Small Business Disclosure Format: Yes [ X ] No [  ]

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three and six-month period ended October 31, 2017, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2017	April 30, 2017
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$6,324,000	$6,456,000
Investments and securities	25,897,000	26,382,000
Accounts receivable:
Trade, net of $2,425 and $2,425 doubtful account allowance	2,212,000	1,848,000
Other	—	3,000
Income tax overpayment	127,000	253,000
Inventories, net	3,593,000	2,304,000
Prepaid expenses	254,000	193,000
Total Current Assets	$38,407,000	$37,439,000

Property and Equipment, net, at cost	979,000	739,000

Other Assets
Investment in Limited Land Partnership, at cost	273,000	273,000
Projects in process	1,000	13,000
Other	77,000	—
Total Other Assets	$351,000	$286,000

Intangible Assets, net	1,824,000	—

TOTAL ASSETS	$41,561,000	$38,464,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2017	April 30, 2017
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$166,000	$69,000
Asset acquisition payable	2,000,000	—
Dividends payable	1,580,000	1,416,000
Accrued expenses:
Deferred income taxes	275,000	308,000
Total Current Liabilities	$4,021,000	$1,793,000

Long-Term Liabilities
Deferred income taxes	1,408,000	906,000
Total Long-Term Liabilities	$1,408,000	$906,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,933,000	1,736,000
Accumulated other comprehensive income	1,949,000	1,239,000
Retained earnings	35,441,000	35,981,000
Less: treasury stock, 3,533,834 and 3,557,606 shares, at cost	(4,140,000)	(4,140,000)
Total Stockholders’ Equity	$36,132,000	$35,765,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,561,000	$38,464,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS (Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2017	Oct 31, 2017	Oct 31, 2016	Oct 31, 2016
Net Sales	$3,089,000	$5,337,000	$2,883,000	$5,549,000
Less: Cost of Goods Sold	(1,416,000)	(2,511,000)	(1,284,000)	(2,670,000)
Gross Profit	$1,673,000	$2,826,000	$1,599,000	$2,879,000

Operating Expenses
General and Administrative	290,000	519,000	230,000	441,000
Sales	443,000	859,000	487,000	971,000
Engineering	35,000	48,000	24,000	42,000
Rent Paid to Related Parties	4,000	9,000	4,000	9,000
Total Operating Expenses	$772,000	$1,435,000	$745,000	$1,463,000

Income From Operations	901,000	1,391,000	854,000	1,416,000

Other Income (Expense)
Other	1,000	3,000	7,000	10,000
Dividend and Interest Income	155,000	434,000	126,000	318,000
Gain (Loss) on Investments	9,000	(28,000)	38,000	85,000
Gain (Loss) on Sale of Assets	—	4,000	—	—
	$165,000	$413,000	$171,000	$413,000

Income Before Provisions for Income Taxes	1,066,000	1,804,000	1,025,000	1,829,000

Provisions for Income Taxes:
Current Expense	(360,000)	(572,000)	(325,000)	(583,000)
Deferred Tax Benefit (Expense)	16,000	8,000	(8,000)	13,000
Total Income Tax Expense	$(344,000)	$(564,000)	$(333,000)	$(570,000)

Net Income	$722,000	$1,240,000	$692,000	$1,259,000

Cash Dividends
Common Stock ($0.36 per share)	$1,780,000	$1,780,000
Common Stock ($0.35 per share)			$1,758,000	$1,758,000

Income Per Share of Common Stock
Basic	$0.15	$0.25	$0.14	$0.25
Diluted	$0.15	$0.25	$0.14	$0.25

Weighted Average Number of Common Shares Outstanding
Basic	4,953,070	4,949,081	5,021,660	5,021,701
Diluted	4,973,570	4,969,581	5,042,160	5,042,201

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2017	Oct 31, 2017	Oct 31, 2016	Oct 31, 2016

Net Income	$722,000	$1,240,000	$692,000	$1,259,000

Other Comprehensive Income, net of tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	709,000	1,338,000	(376,000)	168,000
Reclassification adjustment for gains (losses) included in net income	(32,000)	(117,000)	(7,000)	(25,000)
Income tax benefit (expense) related to other comprehensive income	(283,000)	(510,000)	160,000	(60,000)

Other Comprehensive Income	$394,000	$711,000	$(223,000)	$83,000
Comprehensive Income	$1,116,000	$1,951,000	$469,000	$1,342,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Six months	Six months
	ended	ended
	Oct 31, 2017	Oct 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,240,000	$1,259,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,000	91,000
(Gain) loss on sale of investments	6,000	(98,000)
Impairments on investments	23,000	13,000
Reserve for obsolete inventory	—	15,000
Deferred income taxes	(9,000)	(13,000)
(Gain) loss on sale of assets	(4,000)	—
Treasury stock issued	200,000	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(364,000)	53,000
Inventories	(1,290,000)	286,000
Prepaid expenses	(139,000)	12,000
Other receivables	3,000	—
Income tax overpayment	127,000	(2,000)
Increase (decrease) in:
Accounts payable	98,000	97,000
Accrued expenses	(33,000)	(16,000)
Asset acquisition payable	2,000,000	—
Net cash provided by (used in) operating activities	$1,944,000	$1,697,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4,000	—
(Purchase) of property and equipment	(314,000)	(70,000)
Proceeds from sale of marketable securities	2,002,000	37,000
(Purchase) of marketable securities	(324,000)	(373,000)
(Purchase) of intangible assets	(1,824,000)	—
(Purchase) of long-term investment	—	(20,000)
Net cash provided by (used in) investing activities	$(456,000)	$(426,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(3,000)	(1,000)
Dividends paid	(1,617,000)	(1,596,000)
Net cash provided by (used in) financing activities	$(1,620,000)	$(1,597,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(132,000)	$(326,000)

Cash and Cash Equivalents, beginning of period	$6,456,000	$5,918,000
Cash and Cash Equivalents, end of period	$6,324,000	$5,592,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$440,000	$706,000
Interest paid	$0	$0
Cash receipts for:
Income taxes	$0	$0

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of treasury stock as part of asset acquisition	$200,000	0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

Note 2 Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between December 2017 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of October 31, 2017 and April 30, 2017, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
October 31, 2017	Basis	Gains	Losses	Value
Municipal bonds	$6,060,000	$111,000	$(218,000)	$5,953,000
Corporate bonds	$129,000	$2,000	$-	$131,000
REITs	$110,000	$2,000	$(5,000)	$107,000
Equity securities	$15,474,000	$3,700,000	$(243,000)	$18,931,000
Money markets and CDs	$775,000	$-	$-	$775,000
Total	$22,548,000	$3,815,000	$(466,000)	$25,897,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2017	Basis	Gains	Losses	Value
Municipal bonds	$6,045,000	$90,000	$(97,000)	$6,038,000
Corporate bonds	$129,000	$1,000	$—	$130,000
REITs	$64,000	$13,000	$(1,000)	$76,000
Equity securities	$15,259,000	$2,441,000	$(319,000)	$17,381,000
Money markets and CDs	$2,757,000	$—	$—	$2,757,000
Total	$24,254,000	$2,545,000	$(417,000)	$26,382,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $23,000 for both the quarter and six-months ended October 31, 2017. As for the corresponding periods last year, management did not record a loss for the quarter, but did record a $13,000 impairment loss for the six months ended October 31, 2016.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2017 and April 30, 2017, respectively.

Unrealized Loss Breakdown by Investment Type at October 31, 2017

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$780,000	$(149,000)	$1,168,000	$(69,000)	$1,948,000	$(218,000)
REITs	$22,000	$(1,000)	$25,000	$(4,000)	$47,000	$(5,000)
Equity securities	$562,000	$(75,000)	$943,000	$(168,000)	$1,505,000	$(243,000)
Total	$1,364,000	$(225,000)	$2,136,000	$(241,000)	$3,500,000	$(466,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2017

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,420,000	$(19,000)	$1,292,000	$(78,000)	$2,712,000	$(97,000)
REITs	$—	$—	$27,000	$(1,000)	$27,000	$(1,000)
Equity securities	$983,000	$(92,000)	$1,689,000	$(227,000)	$2,672,000	$(319,000)
Total	$2,403,000	$(111,000)	$3,008,000	$(306,000)	$5,411,000	$(417,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2017.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2017

Note 3 Inventories

Inventories at October 31, 2017 and April 30, 2017 consisted of the following:

	October 31, 2017	April 30, 2017

Raw materials	$2,804,000	$1,579,000
Work in process	569,000	442,000
Finished goods	293,000	356,000
	3,666,000	2,377,000
Less: allowance for obsolete inventory	(73,000)	(73,000)
Totals	$3,593,000	$2,304,000

Note 4 Asset Purchase

In October 2017, George Risk Industries, Inc. (the “Company”) purchased assets from Labor Saving Devices, Inc. (“LSDI”). The purchase price for the assets consisted of $3,000,000 in cash and 24,097 shares of the Company’s Class A common stock (valued at $200,000, or approximately $8.30 per share). An initial payment of $1,000,000 in cash was made at closing, with the remaining $2,000,000 in cash paid in November 2017.

The value of the assets purchased as described above at October 31, 2017 consisted of the following:

Type of Assets	Beginning Balance	Amortization	Total Assets, Net
Inventory	$1,366,000	—	$1,366,000
Fixed Assets	$10,000	—	$10,000
Non-compete agreement	$10,000	—	$10,000
Intangible assets	$1,814,000	—	$1,814,000
Total	$3,200,000	—	$3,200,000

Since the asset purchase took place in October 2017, there was no value to these assets at April 30, 2017.

Note 5 Business Segments

The following is financial information relating to industry segments:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2017	Oct 31, 2017	Oct 31, 2016	Oct 31, 2016
Net revenue:
Security alarm products	$2,170,000	$3,967,000	$2,473,000	$4,746,000
Other products	919,000	1,370,000	410,000	803,000
Total net revenue	$3,089,000	$5,337,000	$2,883,000	$5,549,000

Income from operations:
Security alarm products	670,000	1,034,000	732,000	1,211,000
Other products	231,000	357,000	122,000	205,000
Total income from operations	$901,000	$1,391,000	$854,000	$1,416,000

Depreciation and amortization:
Security alarm products	10,000	17,000	7,000	21,000
Other products	21,000	43,000	28,000	53,000
Corporate general	14,000	26,000	12,000	17,000
Total depreciation and amortization	$45,000	$86,000	$47,000	$91,000

Capital expenditures:
Security alarm products	50,000	260,000	—	—
Other products	10,000	10,000	17,000	64,000
Corporate general	44,000	44,000	2,000	6,000
Total capital expenditures	$104,000	$314,000	$19,000	$70,000

	October 31, 2017	April 30, 2017
Identifiable assets:
Security alarm products	4,256,000	3,180,000
Other products	2,254,000	1,517,000
Corporate general	35,051,000	33,767,000
Total assets	$41,561,000	$38,464,000

Note 6 Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2017
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$722,000

Basic EPS	$722,000	4,953,070	$.1458
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0006)

Diluted EPS	$722,000	4,973,570	$.1452

	For the six months ended October 31, 2017
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$1,240,000

Basic EPS	$1,240,000	4,949,081	$.2506
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0011)

Diluted EPS	$1,240,000	4,969,581	$.2595

	For the three months ended October 31, 2016
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$692,000

Basic EPS	$692,000	5,021,660	$.1378
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0006)

Diluted EPS	$692,000	5,042,160	$.1372

	For the six months ended October 31, 2016
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$1,259,000

Basic EPS	$1,259,000	5,021,701	$.2507
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0010)

Diluted EPS	$1,259,000	5,042,201	$.2497

Note 7 Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during both the quarters ending October 31, 2017 and 2016, respectively. Likewise, the Company paid matching contributions of approximately $5,000 during both the six-month periods ending October 31, 2017 and 2016, respectively.

Note 8 Fair Value Measurements

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

Investments and Marketable Securities

As of October 31, 2017, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$-	$5,953,000	$-	$5,953,000
Corporate Bonds	$131,000	$-	$-	$131,000
REITs	$-	$107,000	$-	$107,000
Equity Securities	$18,931,000	$-	$-	$18,931,000
Money Markets and CDs	$775,000	$-	$-	$775,000
Total fair value of assets measured on a recurring basis	$19,837,000	$6,060,000	$-	$25,897,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,038,000	$—	$6,038,000
Corporate Bonds	$130,000	$—	$—	$130,000
REITs	$—	$76,000	$—	$76,000
Equity Securities	$17,381,000	$—	$—	$17,381,000
Money Markets and CDs	$2,757,000	$—	$—	$2,757,000
Total fair value of assets measured on a recurring basis	$20,268,000	$6,114,000	$—	$26,382,000

Note 9 Subsequent Events

None

16

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

Executive Summary

The Company’s performance has remained consistent through the first half of the fiscal year and even seeing a bit of growth during the second quarter. This is due to the continuation of our quality USA made products with the ability for customization, our notable customer service, and the purchase of the assets of Labor Saving Devices, Inc. Additionally, impressive performance in the stock market has generated adequate returns on the marketable securities. Challenges in the coming months include continuing to learn about and train employees on the new computer software, with the hopes of getting our facilities running more lean and profitable than ever before and growing the business.

Results of Operations

●	Net sales were $3,089,000 for the quarter ended October 31, 2017, which is a 7.15% increase from the corresponding quarter last year. Year-to-date net sales were $5,337,000 at October 31, 2017, which is a 3.82% decrease from the same period last year. The slight variations in sales shows the stability of the Company and loyalty of its customer base. Our ongoing commitment to outstanding customer service and customization of products are a few of the many reasons sales remained relatively constant. Also, new sales are emerging since GRI acquired the assets of the Labor Saving Devices. Direct competition and the inability to bring new products to market in a timelier manner are a few of the reasons why management believes sales haven’t grown more.

●	Cost of goods sold was 45.84% of net sales for the quarter ended October 31, 2017 and was 44.54% for the same quarter last year. Year-to-date cost of goods sold percentages were 47.05% for the current six months and 48.12% for the corresponding six months last year, keeping within the target of less than 50% for both the quarter and year-to-date results.

●	Operating expenses were up $27,000 for the quarter and were down $28,000 for the six-months ended October 31, 2017 as compared to the corresponding periods last year. These increased costs for the quarter are primarily due to new product development, increased commissions, and training on our new computer software. The Company has been able to keep the operating expenses at less than 30% of net sales for many years; however, the effects of paying for training of the new computer software and currently paying maintenance and support fees on two software platforms has added to these expenses. Management is hopefully that the increased sales of the new product lines will help keep operating expenses down.

●	Income from operations for the quarter ended October 31, 2017 was at $901,000 which is a 5.5% increase from the corresponding quarter last year, which had income from operations of $854,000. Income from operations for the six months ended October 31, 2017 was at $1,391,000, which is a 1.77% decrease from the corresponding six months last year, which had income from operations of $1,416,000.

●	Other income and expenses are down slightly and remained steady when comparing to the current quarter and six-month periods in the prior year, with a decrease of $6,000 in the current quarter and no change for the current year-to-date. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments. With the recent uptick in the performance of the stock market, decisions were made to sell holdings that were not strong performers, so losses were realized. This has been offset by increased dividends and interest.

●	Overall, net income for the quarter ended October 31, 2017 was up $41,000, or 4.0%, from the same quarter last year. Conversely, net income for the six-month period ended October 31, 2017 was down $19,000, or 1.51%, from the same period in the prior year.

●	Earnings per common share for quarter ended October 31, 2017 were $0.15 per share and $0.25 per share for the year-to-date period. EPS for the quarter and six months ended October 31, 2016 were $0.14 per share and $0.25 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $132,000 during the six months ended October 31, 2017 as compared to a decrease of $339,000 during the corresponding period last year.

●	Accounts receivable increased $364,000 for the six months ended October 31, 2017 compared with a $53,000 decrease for the same period last year. The current year increase is a result of improved sales during the second quarter and collections on accounts receivable taking a bit longer than normal.

●	Inventories increased $1,290,000 during the current six-month period as compared to a $286,000 decrease last year, primarily due to the inventory purchased from Labor Saving Devices.

●	Prepaid expenses saw a $139,000 increase for the current six months, primarily due to a large amount of inventory that has been paid for but not delivered yet. The prior six months showed a $12,000 decrease in prepaid expenses.

●	Income tax overpayment for the period ended October 31, 2017 decreased $127,000, while there was an increase of $2,000 for the same period the prior year. Management usually pays income tax estimates in the same amounts that were actually taxed on for the prior year when we don’t expect a huge fluctuation in income and since net income up to this point is close to the same as last year, the estimates are a close match to the actual expense.

●	Accounts payable shows increases for both six-month periods at $98,000 and $97,000, respectively. The company strives to pay all invoices within terms, and the slight variance in the increases is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses decreased $33,000 for the current six-month period as compared to a $16,000 decrease for the six-month period ended October 31, 2016.

●	Asset acquisition payable increased by $2,000,000 for the current six-month period in comparison to not having this payable on the books for the corresponding period last year. This line item corresponds with the asset acquisition of Labor Saving Devices. A down payment was made at the close of the agreement, which occurred in October 2017, and the rest of the funds were due to Labor Saving Devices upon the completion of the delivery of the assets to GRI.

Investing

●	As for our investment activities, the Company spent approximately $314,000 on acquisitions of property and equipment for the current six-month period, in comparison to the corresponding six months last year, where there was activity of $70,000.

●

As a result of the asset acquisition of Labor Saving Devices, Inc. (“LSDI”), there were $1,824,000 worth of intangible assets that were bought, along with inventory and fixed assets. Since the acquisition took place in the current quarter, there was no cash towards this item for the same reporting period last year.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six-month period ended October 31, 2017 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six-month period ended October 31, 2017 was $324,000 compared to $373,000 spent in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the six-month period ended October 31, 2017, the Company purchased $3,000 worth of treasury stock, in comparison to $1,000 repurchased in the corresponding six-month period last year.

●	The company declared a dividend of $0.36 per share of common stock on September 30, 2017, which was paid out during the second quarter. This is a slight increase to the dividend of $0.35, which was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	For the quarter ended
	October 31, 2017	October 31, 2016
Working capital (current assets – current liabilities)	$34,386,000	$33,469,000
Current ratio (current assets / current liabilities)	9.552	17.760
Quick ratio ((cash + investments + AR) / current liabilities)	8.563	16.297

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.

●	An updated version of the pool access alarm is currently going through ETL testing. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.

●	The case for our CC-15 is complete and has been submitted to U.L. for approval for the US and Canada. This will allow us to manufacture several different versions. One is a 15-amp version that would automatically turn on a whole room of lights. Another is a 220-volt version to be used in international markets.

●	We have completed two new low voltage switching devices and they have been introduced into the marketplace. The LVSD is a 2-amp, 12/24-VDC switching device that will power devices such as small motors, fans, sirens, strobes and LED lights. The LEDSD is a 2amp, 12/24-VDC controller with 2.1mm x 5.5mm connectors for use with LED lighting (puck, rope, strip, track and more). It can be used to turn on LED lighting in cabinets, display cases, closets, pantries, etc.

●	Mold work has been completed on connectors for our EZ-Duct line and these connectors are currently out for ETL. testing. This will allow the raceway line to be ETL Listed for fire rating and high voltage. A new mold design for the cover of our 29-Series terminal switch is also being worked on.

●	We continue to work on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

●	We continue to research the possibilities of fuel level sensing and how that may also serve other agricultural based needs. Several companies from around the world have been looking for ways to secure fuel tanks and trucks. Our emphasis would be in ways to safely monitor fuel levels and report tampering.

●	A new float water sensor is being developed that will monitor water levels in livestock tanks and sump pumps.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.

●	An updated version of our 200-36 & 4532 overhead door switch line up is nearing completion with the new aluminum cases presently on order. The modified versions, the 200-36UF and 4532UP, are being made as a universal fit switch. This will allow an installer to replace an existing switch without drilling new holes into the cement or adjusting the location. The modified case has an additional mounting hole along with reshaped mounting holes.

●	Two sizes of our custom power transfer device (PTDC) have been introduced. The PTDC series offers a secure way to channel electrical wiring from the door frame to the door and are used for powering exit bars, locks, electric strikes etc. GRI offers two different end pieces; 0.218” inside diameter and 0.313” inside diameter, which will allow different sizes of wire to be looped through the custom length armored cable.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2017. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We have taken measures to improve our disclosure controls and procedures. A new accounting professional was hired in October 2017 to fill the Controller position. Regarding this filing, more training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place of this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase and issuance of common stock for the second quarter of fiscal year 2018. The issuance of the common stock was part of the asset acquisition of Labor Saving Devices that took place during the quarter.

Period	Number of shares repurchased/(issued)
August 1, 2017 – August 31, 2017	-0-
September 1, 2017 – September 30, 2017	-0-
October 1, 2017 – October 31, 2017	(24,097)

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

George Risk Industries, Inc.
(Registrant)

Date December 19, 2017	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

