Form 10-Q
period 2018-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2018-03-16
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended January 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of March 16, 2018, was 4,968,447.

Transitional Small Business Disclosure Format: Yes [X]    No [  ]

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three and nine-month period ended January 31, 2018, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2018	April 30, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,952,000	$6,456,000
Investments and securities	27,496,000	26,382,000
Accounts receivable:
Trade, net of $16,422 and $2,425 doubtful account allowance	2,471,000	1,848,000
Other	2,000	3,000
Income tax overpayment	474,000	253,000
Inventories, net	3,594,000	2,304,000
Prepaid expenses	487,000	193,000
Total Current Assets	$38,476,000	$37,439,000

Property and Equipment, net, at cost	948,000	739,000

Other Assets
Investment in Limited Land Partnership, at cost	273,000	273,000
Projects in process	—	13,000
Other	77,000	—
Total Other Assets	$350,000	$286,000

Intangible Assets, net	$1,794,000	—

TOTAL ASSETS	$41,568,000	$38,464,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2018	April 30, 2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$308,000	$69,000
Dividends payable	1,580,000	1,416,000
Accrued expenses:
Payroll and related expenses	178,000	308,000
Property taxes	3,000	—
Total Current Liabilities	$2,069,000	$1,793,000

Long-Term Liabilities
Deferred income taxes	1,902,000	906,000
Total Long-Term Liabilities	$1,902,000	$906,000

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,736,000
Accumulated other comprehensive income	2,623,000	1,239,000
Retained earnings	36,232,000	35,981,000
Less: treasury stock, 3,533,934 and 3,557,606 shares, at cost	(4,141,000)	(4,140,000)
Total Stockholders’ Equity	$37,597,000	$35,765,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$41,568,000	$38,464,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2018	Jan 31, 2018	Jan 31, 2017	Jan 31, 2017
Net Sales	$3,260,000	$8,597,000	$2,645,000	$8,194,000
Less: Cost of Goods Sold	(1,826,000)	(4,337,000)	(1,229,000)	(3,899,000)
Gross Profit	$1,434,000	$4,260,000	$1,416,000	$4,295,000

Operating Expenses
General and Administrative	313,000	833,000	223,000	664,000
Sales	512,000	1,371,000	461,000	1,432,000
Engineering	22,000	69,000	17,000	59,000
Rent Paid to Related Parties	5,000	14,000	5,000	14,000
Total Operating Expenses	$852,000	$2,287,000	$706,000	$2,169,000

Income From Operations	582,000	1,973,000	710,000	2,126,000

Other Income (Expense)
Other	—	3,000	1,000	11,000
Dividend and Interest Income	376,000	811,000	332,000	650,000
Gain (Loss) on Investments	123,000	94,000	51,000	136,000
Gain (Loss) on Sale of Assets	—	4,000	—	—
	$499,000	$912,000	$384,000	$797,000

Income Before Provisions for Income Taxes	1,081,000	2,885,000	1,094,000	2,923,000

Provisions for Income Taxes:
Current Expense	281,000	852,000	313,000	896,000
Deferred Tax Expense (Benefit)	9,000	1,000	(11,000)	(24,000)
Total Income Tax Expense	$290,000	$853,000	$302,000	$872,000

Net Income	$791,000	$2,032,000	$792,000	$2,051,000

Cash Dividends
Common Stock ($0.36 per share)	$—	$1,780,000
Common Stock ($0.35 per share)			$—	$1,758,000

Income Per Share of Common Stock
Basic	$0.16	$0.41	$0.16	$0.41
Diluted	$0.16	$0.41	$0.16	$0.41

Weighted Average Number of Common
Shares Outstanding
Basic	4,969,013	4,955,725	4,945,972	4,996,453
Diluted	4,989,513	4,976,225	4,966,472	5,016,953

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2018	Jan 31, 2018	Jan 31, 2017	Jan 31, 2017
Net Income	$791,000	$2,032,000	$792,000	$2,051,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	1,247,000	2,585,000	570,000	796,000
Reclassification adjustment for gains (losses) included in net income	(88,000)	(205,000)	(5,000)	(88,000)
Income tax benefit (expense) related to other comprehensive income	(485,000)	(995,000)	(236,000)	(296,000)
Other Comprehensive Income	674,000	1,385,000	329,000	412,000

Comprehensive Income	$1,465,000	$3,417,000	$1,121,000	$2,463,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months	Nine months
	ended	ended
	Jan 31, 2018	Jan 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,032,000	$2,051,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,000	138,000
(Gain) loss on sale of investments	(117,000)	(149,000)
Impairments on investments	23,000	13,000
Reserve for bad debts	13,000	—
Reserve for obsolete inventory	—	5,000
Deferred income taxes	1,000	(24,000)
(Gain) loss on sale of assets	(4,000)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(636,000)	163,000
Inventories	(1,291,000)	426,000
Prepaid expenses	(359,000)	(48,000)
Other receivables	2,000	(5,000)
Income tax overpayment	(221,000)	(43,000)
Increase (decrease) in:
Accounts payable	239,000	20,000
Accrued expenses	(127,000)	(72,000)
Net cash provided by (used in) operating activities	$(282,000)	$2,475,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4,000	—
(Purchase) of property and equipment	(342,000)	(146,000)
Proceeds from sale of marketable securities	2,013,000	586,000
(Purchase) of marketable securities	(653,000)	(668,000)
(Purchase) of intangible assets	(1,624,000)	—
(Purchase) of long-term investment	—	(20,000)
Net cash provided by (used in) investing activities	$(602,000)	$(248,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(3,000)	(551,000)
Dividends paid	(1,617,000)	(1,596,000)
Net cash provided by (used in) financing activities	$(1,620,000)	$(2,147,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,504,000)	$80,000

Cash and Cash Equivalents, beginning of period	$6,456,000	$5,918,000
Cash and Cash Equivalents, end of period	$3,952,000	$5,998,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$1,320,000	$1,059,000
Interest paid	$0	$0
Cash receipts for:
Income taxes	$253,000	$125,000

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of treasury stock as part of asset acquisition	$200,000	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2018

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

In February of 2018, the FASB issued ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under this update, companies have the option to reclassify stranded tax effects caused by US Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (AOCI) to retained earnings. Under current US GAAP, effects from a change in tax law is recorded as a component of the income tax provision related to continuing operations in the period of enactment, even if the deferred taxes were established for a financial statement component not part of continuing operations, such as accumulated other comprehensive income (AOCI). Adopting of this standard will remove tax effects stranded in AOCI by the tax law enactment. Adoption of this ASU is optional. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods starting thereafter. The Company is evaluating the impact of this update on the Company’s financial statements.

Note 2: Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classified as available-for-sale securities and are reported at fair value. Available-for-sale investments in debt securities mature between June 2018 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of January 31, 2018 and April 30, 2017, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
January 31, 2018	Basis	Gains	Losses	Value
Municipal bonds	$5,966,000	$103,000	$(238,000)	$5,831,000
Corporate bonds	$129,000	$2,000	$—	$131,000
REITs	$110,000	$5,000	$(6,000)	$109,000
Equity securities	$15,720,000	$4,844,000	$(203,000)	$20,361,000
Money markets and CDs	$1,064,000	$—	$—	$1,064,000
Total	$22,989,000	$4,954,000	$(447,000)	$27,496,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2017	Basis	Gains	Losses	Value
Municipal bonds	$6,045,000	$90,000	$(97,000)	$6,038,000
Corporate bonds	$129,000	$1,000	$—	$130,000
REITs	$64,000	$13,000	$(1,000)	$76,000
Equity securities	$15,259,000	$2,441,000	$(319,000)	$17,381,000
Money markets and CDs	$2,757,000	$—	$—	$2,757,000
Total	$24,254,000	$2,545,000	$(417,000)	$26,382,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not record an impairment loss during the quarter, but did record a loss of $23,000 for the nine months ended January 31, 2018. Likewise, for the corresponding periods last year, management did not record a loss for the quarter, but did record a $13,000 impairment loss for the nine months ended January 31, 2017.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2018 and April 30, 2017, respectively.

Unrealized Loss Breakdown by Investment Type at January 31, 2018

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$702,000	$(152,000)	$1,674,000	$(86,000)	$2,376,000	$(238,000)
REITs	$56,000	$(5,000)	$27,000	$(1,000)	$83,000	$(6,000)
Equity securities	$534,000	$(35,000)	$590,000	$(168,000)	$1,124,000	$(203,000)
Total	$1,292,000	$(192,000)	$2,291,000	$(255,000)	$3,583,000	$(447,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2017

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,420,000	$(19,000)	$1,292,000	$(78,000)	$2,712,000	$(97,000)
REITs	$—	$—	$27,000	$(1,000)	$27,000	$(1,000)
Equity securities	$983,000	$(92,000)	$1,689,000	$(227,000)	$2,672,000	$(319,000)
Total	$2,403,000	$(111,000)	$3,008,000	$(306,000)	$5,411,000	$(417,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2018.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2018

Note 3: Inventories

Inventories at January 31, 2018 and April 30, 2017 consisted of the following:

	January 31,	April 30,
	2018	2017

Raw materials	$2,704,000	$1,579,000
Work in process	348,000	442,000
Finished goods	615,000	356,000
	3,667,000	2,377,000
Less: allowance for obsolete inventory	(73,000)	(73,000)
Totals	$3,594,000	$2,304,000

Note 4: Asset Purchase

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

The value of the assets purchased as described above at January 31, 2018 consisted of the following:

Type of Assets	Beginning Balance	Amortization	Total Assets, Net
Inventory	$1,366,000	—	$1,366,000
Fixed Assets	$10,000	—	$10,000
Non-compete agreement	$10,000	—	$10,000
Intangible assets	$1,814,000	$(30,000)	$1,784,000
Total	$3,200,000	$(30,000)	$3,170,000

Since the asset purchase took place in October 2017, there was no value to these assets at April 30, 2017.

Note 5: Business Segments

The following is financial information relating to industry segments:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2018	Jan 31, 2018	Jan 31, 2017	Jan 31, 2017
Net revenue:
Security alarm products	$2,715,000	$6,683,000	$2,214,000	$6,955,000
Other products	545,000	1,914,000	431,000	1,239,000
Total net revenue	$3,260,000	$8,597,000	$2,645,000	$8,194,000

Income from operations:
Security alarm products	452,000	1,534,000	603,000	1,805,000
Other products	130,000	439,000	107,000	321,000
Total income from operations	$582,000	$1,973,000	$710,000	$2,126,000

Depreciation and amortization:
Security alarm products	10,000	28,000	7,000	29,000
Other products	52,000	94,000	27,000	80,000
Corporate general	15,000	41,000	13,000	29,000
Total depreciation and amortization	$77,000	$163,000	$47,000	$138,000

Capital expenditures:
Security alarm products	—	260,000	—	—
Other products	—	—	16,000	130,000
Corporate general	16,000	81,000	10,000	16,000
Total capital expenditures	$16,000	$341,000	$26,000	$146,000

	January 31, 2018	April 30, 2017
Identifiable assets:
Security alarm products	4,424,000	3,180,000
Other products	2,371,000	1,517,000
Corporate general	34,773,000	33,767,000
Total assets	$41,568,000	$38,464,000

Note 6: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2018
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$791,000

Basic EPS	$791,000	4,969,013	$0.1592
Effect of dilutive securities:
Convertible preferred stock	0	20,500
Diluted EPS	$791,000	4,989,513	$0.1585

	For the nine months ended January 31, 2018
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$2,032,000

Basic EPS	$2,032,000	4,955,725	$0.4100
Effect of dilutive securities:
Convertible preferred stock	0	20,500
Diluted EPS	$2,032,000	4,976,225	$0.4083

	For the three months ended January 31, 2017
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$792,000

Basic EPS	$792,000	4,945,972	$0.1601
Effect of dilutive securities:
Convertible preferred stock	0	20,500
Diluted EPS	$792,000	4,966,472	$0.1595

	For the nine months ended January 31, 2017
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$2,051,000
Basic EPS	$2,051,000	4,996,453	$0.4105
Effect of dilutive securities:
Convertible preferred stock	0	20,500
Diluted EPS	$2,051,000	5,016,953	$0.4088

Note 7: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during both the quarters ending January 31, 2018 and 2017, respectively. Likewise, the Company paid matching contributions of approximately $8,000 during the nine-month period ending January 31, 2018 and $7,000 during the corresponding period the prior fiscal year.

Note 8: Fair Value Measurements

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

Investments and Marketable Securities

As of January 31, 2018, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITS) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$-	$5,831,000	$-	$5,831,000
Corporate Bonds	$131,000	$-	$-	$131,000
REITs	$-	$109,000	$-	$109,000
Equity Securities	$20,361,000	$-	$-	$20,361,000
Money Markets and CDs	$1,064,000	$-	$-	$1,064,000
Total fair value of assets measured on a recurring basis	$21,556,000	$5,940,000	$-	$27,496,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,038,000	$—	$6,038,000
Corporate Bonds	$130,000	$—	$—	$130,000
REITs	$—	$76,000	$—	$76,000
Equity Securities	$17,381,000	$—	$—	$17,381,000
Money Markets and CDs	$2,757,000	$—	$—	$2,757,000
Total fair value of assets measured on a recurring basis	$20,268,000	$6,114,000	$—	$26,382,000

Note 9: Subsequent Events

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

Executive Summary

The Company’s performance has remained steady through the three quarters, with increased sales, being offset by increased cost of sales, and greatly improved investment returns. This is due to the continuation of our quality USA made products with the ability for customization, our notable customer service, and the purchase of the assets of Labor Saving Devices, Inc. New challenges the Company has endured over the nine months of this fiscal year include the continuation of training of our new software system, learning and incorporating the Labor Saving Devices product line, and dealing with some shortages and defects of raw materials.

Results of Operations

●	Net sales were $3,260,000 for the quarter ended January 31, 2018, which is a 23.25% increase from the corresponding quarter last year. Year-to-date net sales were $8,597,000 at January 31, 2018, which is a 4.92% increase from the same period last year. A significant part of growth in sales is a direct result of the asset purchase of Labor Saving Devices and having a new product line to sell as a result of the purchase. Also, our ongoing commitment to outstanding customer service and customization of products are a few of the many reasons sales remained steady over the years.

●	Cost of goods sold was 56.0% of net sales for the quarter ended January 31, 2018 and was 46.4% for the same quarter last year. Year-to-date cost of goods sold percentages were 50.4% for the current nine months and 47.6% for the corresponding nine months last year, which is just slightly over the target of less than 50% for both the quarter and year-to-date results. There were some added expenses that were incurred with the purchase of Labor Saving Devices that happened during this quarter but they were “one time” expenses management expects the cost of goods sold percentage to fall to return to normal in the future.

●	Operating expenses increased by $146,000 for the quarter and also increased by $118,000 for the nine-months ended January 31, 2018 as compared to the corresponding periods last year. These increased costs are primarily due to increased new product development, increased commissions, and additional training and maintenance fees on our new computer software

●	Income from operations for the quarter ended January 31, 2018 was at $582,000 which is an 18.02% decrease from the corresponding quarter last year, which had income from operations of $710,000. Income from operations for the nine months ended January 31, 2018 was at $1,973,000, which is a 7.20% decrease from the corresponding nine months last year, which had income from operations of $2,126,000.

●	Other income and expenses are up when comparing to the current quarter and nine-month periods the prior year, with an increase of $115,000 in the current quarter and an increase of $115,000 for the current year-to-date. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments. With the continued growth in the performance of the stock market, decisions were made to sell holdings and take the realized gain and dividends and interest payments exceeded expectations and many of our holdings had additional and increased dividend payouts.

●	Overall, net income for the quarter ended January 31, 2018 was down $1,000, or 0.13%, from the same quarter last year. Similarly, net income for the nine-month period ended January 31, 2018 was down $19,000, or 0.93%, from the same period in the prior year.

●	Earnings per common share for quarter ended January 31, 2018 were $0.16 per share and $0.41 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2017 were also $0.16 per share and $0.41 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $2,504,000 during the nine months ended January 31, 2018 as compared to an increase of $80,000 during the corresponding period last year. This is primarily due to the asset purchase of Labor Saving Devices, Inc., which was done without outside financing.

●	Accounts receivable increased $636,000 for the nine months ended January 31, 2018 compared with a $163,000 decrease for the same period last year. The current year increase is a result of improved sales and collections on accounts receivable taking a bit longer than normal. Management believes that approximately $16,000 of accounts over 90 days have a possibility of being uncollectible.

●	Inventories increased $1,291,000 during the current nine-month period as compared to an decrease of $426,000 last year, primarily due to the inventory purchased from Labor Saving Devices.

●	Prepaid expenses saw a $359,000 increase for the current nine months, primarily due to the prepayment of inventory the Company purchases. Likewise, the prior nine months showed a $48,000 increase in prepaid expenses.

●	Income tax overpayment for the nine months ended January 31, 2018 increased $221,000, as the overpayment also showed an increase of $43,000 for the same period the prior year. The main reason for the current increase is that the Company expects to generate additional income with the asset acquisition that happened earlier this fiscal year.

●	Accounts payable shows increases for both nine-month periods at $239,000 and $20,000, respectively. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses decreased $127,000 for the current nine-month period as compared to a $72,000 decrease for the nine-month period ended January 31, 2017.

Investing

●	As for our investment activities, the Company spent approximately $342,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, where there was activity of $146,000.

●	As a result of the asset acquisition of Labor Saving Devices, Inc. (“LSDI”), a net amount of $1,624,000 of intangible assets were bought, along with inventory and fixed assets. Since the acquisition took place in the current year, there was no cash towards this item for the same reporting period last year.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2018 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2018 was $653,000 compared to $668,000 spent in the prior nine-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine-month period ended January 31, 2018, the Company purchased $3,000 worth of treasury stock. This is in comparison to $551,000 spent in the same nine months period the prior year.

●	The company paid out dividends of $1,617,000 during the nine months ending January 31, 2018. These dividends were paid during the second quarter. The company declared a dividend of $0.36 per share of common stock on September 30, 2017 and these dividends were paid by October 31, 2017. As for the prior year numbers, dividend paid was $1,596,000 for the nine months ending January 31, 2017. A dividend of $0.35 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	For the quarter ended
	January 31, 2018	January 31, 2017
Working capital (current assets – current liabilities)	$36,407,000	$34,041,000
Current ratio (current assets / current liabilities)	18.596	17.171
Quick ratio ((cash + investments + AR) / current liabilities)	16.394	15.773

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.

●	An updated version of the pool access alarm is currently going through ETL testing. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.

●	The case for our CC15 is complete and has been submitted to U.L. for approval for the US and Canada. This will allow us to manufacture several different versions. One is a 15-amp version that would automatically turn on a whole room of lights. Another is a 220-volt version to be used in international markets.

●	We continue to work on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

●	We continue to research the possibilities of fuel level sensing and how that may also serve other agricultural based needs. Several companies from around the world have been looking for ways to secure fuel tanks and trucks. Our emphasis would be in ways to safely monitor fuel levels and report tampering.

●	A new float water sensor is being developed that will monitor water levels in livestock tanks and sump pumps.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.

●	An updated version of our 200-36 & 4532 overhead door switch line up is nearing completion with the new aluminum cases presently on order. The modified versions, the 200-36UF and 4532UF, are being made as a universal fit switch. This will allow an installer to replace an existing switch without drilling new holes into the cement or adjusting the location. The modified case has an additional mounting hole along with reshaped mounting holes.

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

In February of 2018, the FASB issued ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under this update, companies have the option to reclassify stranded tax effects caused by US Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income (AOCI) to retained earnings. Under current US GAAP, effects from a change in tax law is recorded as a component of the income tax provision related to continuing operations in the period of enactment, even if the deferred taxes were established for a financial statement component not part of continuing operations, such as accumulated other comprehensive income (AOCI). Adopting of this standard will remove tax effects stranded in AOCI by the tax law enactment. Adoption of this ASU is optional. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods starting thereafter. The Company is evaluating the impact of this update on the Company’s financial statements.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2018. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2018.

Period	Number of shares repurchased
November 1, 2017 – November 30, 2017	-0-
December 1, 2017 – December 31, 2017	-0-
January 1, 2018 – January 31, 2018	100

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

10.1	Material Contract – Purchase Agreement

31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date March 16, 2018	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

