Form 10-K
period 2018-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2018-08-13
CIK 84112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

Yes [  ] No [X]

The aggregate market value, as of August 8, 2018, of the common stock (based on the average of the bid and asked prices of the shares on the OTCBB of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $16,719,000.

The number of outstanding shares of the common stock as of August 8, 2018 was 3,535,434.

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

(a) Business Development

George Risk Industries, Inc. (GRI or the Company) was incorporated in 1967 in Colorado. The Company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm components and systems, pool alarms, EZ Duct wire covers, water sensors and wire and cable installation tools.

Products, Market, and Distribution

The Company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, water sensors, and wire and cable installation tools. Their Telemark division, which concentrates on selling products for security purposes, comprises of approximately 95 percent of net revenues and are sold through distributors and alarm dealers/installers.

The security segment has approximately 1,000 current customers. One of the distributors, ADI (which is a division of Honeywell International), accounts for approximately 34.6 percent of the Company’s sales of these products. Tri-Ed Distribution accounts for another 10.2 percent of Company sales. Loss of these distributors would be significant to the Company. However, both companies have purchased from the Company for many years and are expected to continue. Also, the Company has obtained a written agreement with ADI. This agreement was signed in February 2011 and initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

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

The Company owns the manufacturing and some of the office facilities. Total square footage of the plant in Kimball, Nebraska is approximately 42,500 sq. ft. Furthermore, a 7,500 sq. ft. building was purchased in June 2017 for storage to make accommodations for assets of Labor Saving Devices. Additionally, the Company leases 15,000 square feet for $1,535 per month with Bonita Risk. Bonita Risk is a director of the Company.

The Company also owns a building in Gering, NE that is 7,200-sq. ft. in size. This is used for manufacturing. Currently, there are 39 employees at the Gering site.

Item 3	Legal Proceedings

None.

Item 4	Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholders’ Matter

Principal Market

The Company’s Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information

2018 Fiscal Year	High	Low
May 1—July 31	8.50	8.05
August 1—October 31	8.50	8.02
November 1—January 31	8.45	7.90
February 1—April 30	8.75	8.20

2017 Fiscal Year	High	Low
May 1—July 31	7.65	7.12
August 1—October 31	8.10	7.20
November 1—January 31	8.45	7.30
February 1—April 30	8.50	8.15

On September 30, 2017, a dividend of $.36 per common share was declared for the fiscal year ended April 30, 2018.

For the prior fiscal year, a dividend of $.35 per common share was declared on September 30, 2016.

The number of holders of record of the Company’s Class A Common Stock as of April 30, 2018, was approximately 1,160.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the Company’s common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2018 Fiscal Year	Number of shares repurchased
May 1—July 31	325
August 1—October 31	0
November 1—January 31	100
February 1—April 30	850

2017 Fiscal Year	Number of shares repurchased
May 1—July 31	200
August 1—October 31	0
November 1—January 31	75,935
February 1—April 30	450

There are still approximately 264,000 shares available to be repurchased under the current resolution.

Item 6	Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

George Risk Industries, Inc. (GRI) (the “Company”) is a diversified manufacturer of electronic components, encompassing the security industry’s widest variety of door and window contact switches, environmental products, wire and cable installation tools, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 13.0% of revenues for fiscal year 2018 and 12.4% for 2017.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The Company has substantial marketable securities holdings and these holding have a material impact on the financial results. For the fiscal year ending April 30, 2018, other income accounted for 29.72% of income before income taxes. In comparison, other income accounted for 21.12% of the income before income taxes for the year ending April 30, 2017. Management’s philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. And over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

Management is always open to the possibility of acquiring a business that would complement our existing operations, which is exactly what took place in October 2017 when the Company purchased substantially all of the assets from Labor Saving Devices, Inc. (“LSDI”) and Roy Bowling (“Bowling”).

There are no known seasonal trends with any of GRI’s products, since we mostly sell to distributors and OEM manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

Liquidity and Capital Resources

Operating

Net cash decreased $2,162,000 during the year ended April 30, 2018 compared to an increase of $538,000 during the year ended April 30, 2017. Accounts receivable increased $701,000 during the current year while showing a $61,000 decrease in the prior year. The current increase in cash flow from accounts receivable is partly a result of the acquisition of LSDI, which brought more aged receivables plus the ability of the Company to accommodate customer requests for longer payment terms. At April 30, 2018, 57.82% of receivables were less than 45 days and 10.81% were over 90 days. In comparison, 69.92% of the receivables were considered current (less than 45 days) and less than 1.3% of the total were over 90 days past due for the prior year during the same period.

Inventories increased by $980,000 in fiscal year ended April 30, 2018 while the prior year showed a decrease of $660,000 at year end. The current year increase is mainly a result of inventory acquired through the acquisition of LSDI.

Prepaid expenses increased by $403,000 and $125,000 in the current and prior year, respectively. The increase in the current year is due to an increase in vendors taking advantage of prepaying to obtain more competitive pricing of raw materials.

Income tax overpayments increased by $494,000 for the year ended April 30, 2018. This increase was based on estimates for current year taxes, without adjusting for the 2018 tax revisions.

For the year ended April 30, 2018, accounts payable increased by $268,000 as compared to an increase of $38,000 for the same period the year before. The change in cash with regards to accounts payable is largely based on timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses increased $33,000 for the year ended April 30, 2018, due to an increase in employees over the prior year.

Investing

As for investment activities, $533,000 was spent on purchases of property and equipment during the current fiscal year, compared to $115,000 during the year ended April 30, 2017. Most of these capitalized costs were purchases of new machinery and equipment and the purchase of an additional building to aid in the Company’s expansion. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2018 was $767,000 versus the $947,000 spent for the corresponding period last year. Conversely, net proceeds from the sale of marketable securities were $2,033,000 and $587,000 at April 30, 2018 and 2017, respectively. The Company uses “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

As a result of the asset acquisition from Labor Saving Devices, Inc. (“LSDI”), intangible assets increased by $1,624,000.

Financing

Cash used in financing activities consists of two items. First, for the year ended April 30, 2018, $1,617,000 was spent on the payment of dividends. The Company declared a dividend of $0.36 per share of common stock on September 30, 2017 for the current year, while a $0.35 per share of common stock dividend was declared on September 30, 2016 was issued in the prior year. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2018, the Company purchased $10,000 of treasury stock and $555,000 was bought back for the year ended April 30, 2017. We have been actively searching for stockholders that have been “lost” over the years. The payment of dividends over the last thirteen fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

At April 30, 2018, working capital decreased 0.278% in comparison to the previous fiscal year. The Company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The Company’s quick ratio decreased to 14.703 for the year ended April 30, 2018 compared to 19.345 for the year ended April 30, 2017. The current year ratio still reflects a strong position but decreased because the Labor Savings Devices asset acquisition was accomplished with cash.

Results of Operations

GRI completed the fiscal year ending April 30, 2018 with a net profit of 21.34% of net sales. Net sales were at $11,931,000, up 9.42% over the previous year. The increase in sales is a direct result of the asset purchase of Labor Saving Devices and having a new product line to sell because of that purchase. Cost of goods sold was 52.94% of net sales for the year ended April 30, 2018 and 47.91% for the same period last year. Management’s goal is to keep the cost of goods sold percentage of less than 50%, but there were some added expenses that were incurred with the purchase of Labor Saving Devices assets and the implementation of our new computer software. Many of these added costs were “one time” expenses and management expects the cost of goods sold percentage to fall and return to normal in the future.

Operating expenses were 26.18% of net sales for the year ended April 30, 2018 as compared to 26.57% for the corresponding period last year. Management’s goal is to keep the operating expenses around 30% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2018 was at $2,492,000, which is a 10.46% decrease from the corresponding period last year, which had income from operations of $2,783,000.

Other income and expense results for the fiscal year ended April 30, 2018 produced a gain of $1,054,000. This is in comparison to a gain of $745,000 for the fiscal year ended April 30, 2017. Dividend and interest income was $960,000, which is up 24.03% over the prior year. Dividend and interest income at April 30, 2017 was $774,000. Net gain on the sale of investments for the current fiscal year was $200,000, which is a 600% increase over the prior year. Net loss on the sale of investments for the fiscal year ending April 30, 2017 was $40,000.

Net income for the year ended April 30, 2018 was $2,546,000, which is up 6.04% from the prior year, which produced net income of $2,401,000. Basic and diluted earnings per common share for the year ended April 30, 2018 was $0.51 per share. Basic and diluted EPS for the year ended April 30, 2017 was $0.48 per share.

Management is hopeful that sales will increase for the fiscal year ending April 30, 2019. With the purchase of the assets from Labor Saving Devices, those sales have made up the difference for some of the decline experienced with existing product lines. Also, the Company had some setbacks in production when we went “live” with our computer system in May 2017. Management believes many of those setbacks have been tackled but knows there is always room for improvement. We are always researching and developing new products that will help our sales increase. While only a few new or improved products were successfully launched in fiscal year 2018, we are confident that more new products will be released soon, and we are searching for products that complement our current offerings.

New product development

The GRI Engineering department continues to develop enhancements to our existing products as well as to develop new products that will continue to secure our position in the industry.

A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.

An updated version of the pool access alarm is currently going through electrical listing testing. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.

The high voltage current controller (CC-15) is complete and has received UL approval for the US and Canada. The CC-15 series is 15-amps and will come in a variety of voltage configurations. Some examples that these switches can be used for are appliance control, environmental control and lighting systems.

They continue to work on high security switches. They have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

They continue to research the possibilities of fuel level sensing and how that may also serve other agricultural based needs. Several companies from around the world have been looking for ways to secure fuel tanks and trucks. Their emphasis would be in ways to safely monitor fuel levels and report tampering.

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

Updated versions of our 200-36 and 4532 series overhead door switch line up is complete and has been selling well. The modified versions, the 200-36UF and 4532UF, are being made as a universal fit switch. This will allow an installer to replace an existing switch without drilling new holes into the cement or adjusting the location. The modified case has an additional mounting hole along with reshaped mounting holes.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. The most critical accounting policies relate to accounts receivable; marketable securities; inventory; income taxes; and segment reporting.

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

Related Party Transactions — The Company leases a building from Bonita Risk. Bonita Risk is a director and an employee of the Company and is the majority holder of George Risk Industries, Inc. stock. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for each of the fiscal years ended April 30, 2018 and 2017.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day to day banking operations. Year end balances of accounts held at this bank are $3,819,000 for the year ended April 30, 2018 and $5,820,000 for the year ended April 30, 2017. The Company also received interest income from FirsTier Bank in the amount of approximately $33,200 for the fiscal year ended April 30, 2018 and approximately $4,900 was received for the fiscal year ended April 30, 2017.

Item 8	Financial Statements

Index to Financial Statements

George Risk Industries, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors

George Risk Industries, Inc.

Kimball, Nebraska

Opinion on the Financial Statements

We have audited the accompanying balance sheets of George Risk Industries, Inc. (the Company) as of April 30, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the years ending April 30, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

We have served as the Company’s auditor since 1992

Littleton, Colorado

August 13, 2018

George Risk Industries, Inc.

Balance Sheets

As of April 30, 2018 and 2017

	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$4,294,000	$6,456,000
Investments and securities	26,346,000	26,382,000
Accounts receivable:
Trade, net of $6,651 and $2,425 doubtful account allowance for 2018 and 2017, respectively	2,545,000	1,848,000
Other	2,000	3,000
Income tax overpayment	747,000	253,000
Inventories, net	3,267,000	2,304,000
Prepaid expenses	603,000	193,000
Total Current Assets	$37,804,000	$37,439,000

Property and Equipment, at cost, net	1,076,000	739,000

Other Assets
Investment in Limited Land Partnership, at cost	293,000	273,000
Projects in process	—	13,000
Other	6,000	—
Total Other Assets	$299,000	$286,000

Intangible Assets, net	1,763,000	—

TOTAL ASSETS	$40,942,000	$38,464,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Balance Sheets (Continued)

As of April 30, 2018 and 2017

	2018	2017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$336,000	$69,000
Dividends payable	1,580,000	1,416,000
Accrued expenses:
Payroll and related expenses	329,000	308,000
Property taxes	12,000	—
Total Current Liabilities	$2,257,000	$1,793,000

Long-Term Liabilities
Deferred income taxes	955,000	906,000
Total Long-Term Liabilities	$955,000	$906,000

Total Liabilities	$3,212,000	$2,699,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,736,000
Accumulated other comprehensive income	2,249,000	1,239,000
Retained earnings	36,746,000	35,981,000
Less: treasury stock, 3,534,784 and 3,557,606 shares, at cost	(4,148,000)	(4,140,000)
Total Stockholders’ Equity	$37,730,000	$35,765,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$40,942,000	$38,464,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Income Statements

For the years ended April 30, 2018 and 2017

	Year ended	Year ended
	April 30, 2018	April 30, 2017

Net Sales	$11,931,000	$10,904,000
Less: Cost of Goods Sold	(6,316,000)	(5,224,000)
Gross Profit	5,615,000	5,680,000

Operating Expenses:
General and Administrative	1,127,000	914,000
Sales	1,888,000	1,892,000
Engineering	90,000	73,000
Rent Paid to Related Parties	18,000	18,000
Total Operating Expenses	3,123,000	2,897,000

Income From Operations	2,492,000	2,783,000

Other Income (Expense)
Other	(112,000)	11,000
Dividend and Interest Income	960,000	774,000
Gain (Loss) on Sale of Investment	200,000	(40,000)
Gain (Loss) on Sale of Assets	6,000	—
	1,054,000	745,000

Income Before Provisions for Income Taxes	3,546,000	3,528,000

Provisions for Income Taxes
Current Expense	972,000	1,140,000
Deferred tax (benefit) expense	28,000	(13,000)
Total Income Tax Expense	1,000,000	1,127,000

Net Income	$2,546,000	$2,401,000

Earnings Per Share of Common Stock
Basic	$0.51	$0.48
Diluted	$0.51	$0.48

Weighted Average Number of Common Shares Outstanding (Basic)	4,958,769	4,984,013
Weighted Average Number of Common Shares Outstanding (Diluted)	4,977,584	5,004,513

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2018 and 2017

	Year ended	Year ended
	April 30, 2018	April 30, 2017

Net Income	$2,546,000	$2,401,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	1,351,000	1,451,000
Less: reclassification adjustment for (gains) losses included in net income	(321,000)	82,000
Income tax expense related to other comprehensive income	(20,000)	(641,000)
Other Comprehensive Income	1,010,000	892,000

Comprehensive Income	$3,556,000	$3,293,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2018 and 2017

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2016	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.35 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2017	4,100	99,000	8,502,881	850,000

Purchases of common stock	—	—	—	—

Shares given as part of LSDI asset acquisition

Dividend declared at $0.36 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2018	4,100	$99,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2018 and 2017

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,736,000	3,481,021	$(3,585,000)	$347,000	$35,337,000	$34,784,000

—	76,585	(555,000)	—	—	(555,000)

—	—	—	—	(1,757,000)	(1,757,000)

—	—	—	892,000	—	892,000

—	—	—	—	2,401,000	2,401,000

1,736,000	3,557,606	(4,140,000)	1,239,000	35,981,000	35,765,000

—	1,275	(10,000)	—	—	(10,000)

198,000	(24,097)	2,000			200,000

—	—	—	—	(1,781,000)	(1,781,000)

—	—	—	1,010,000	—	1,010,000

—	—	—	—	2,546,000	2,546,000

$1,934,000	3,534,784	$(4,148,000)	$2,249,000	$36,746,000	$37,730,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2018	April 30, 2017

Cash Flows From Operating Activities:
Net Income	$2,546,000	$2,401,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,000	187,000
(Gain) loss on sale of investments	(231,000)	(180,000)
Impairment on investments	31,000	220,000
Bad debt expense	3,000	2,000
Reserve for obsolete inventory	17,000	1,000
(Gain) loss on sale of assets	(6,000)	—
Deferred income taxes	28,000	(13,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(701,000)	62,000
Inventories	(980,000)	660,000
Prepaid expenses	(403,000)	(124,000)
Employee receivables	2,000	(3,000)
Income tax overpayment	(494,000)	(55,000)
Increase (decrease) in:
Accounts payable	268,000	38,000
Accrued expense	33,000	(12,000)
Net cash provided by (used in) operating activities	370,000	3,184,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	6,000	—
(Purchase) of property and equipment	(533,000)	(115,000)
Proceeds from sale of marketable securities	2,033,000	587,000
(Purchase) of marketable securities	(767,000)	(947,000)
(Purchase) of intangible asset	(1,624,000)	—
(Purchase) of long-term investment	(20,000)	(20,000)
Net cash provided by (used in) investing activities	(905,000)	(495,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(10,000)	(555,000)
Dividends paid	(1,617,000)	(1,596,000)
Net cash provided by (used in) financing activities	(1,627,000)	(2,151,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,162,000)	538,000

Cash and Cash Equivalents, beginning of period	6,456,000	5,918,000

Cash and Cash Equivalents, end of period	$4,294,000	$6,456,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$1,760,000	$1,412,000
Interest expense	—	—

Cash receipts for:
Income taxes	$294,000	$185,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Notes to Financial Statements

April 30, 2018

1.	Nature of Business and Summary of Significant Accounting Policies

George Risk Industries, Inc. (GRI or the Company) was incorporated in 1967 in Colorado. The Company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm components and systems, pool alarms, EZ Duct wire covers, water sensors and wire and cable installation tools.

Nature of Business—The Company is engaged in the design, manufacture, and marketing of custom computer keyboards, push-button switches, proximity sensors, security alarm components, pool alarms, liquid detection sensors, raceway wire covers, wire and cable installation tools and various other sensors and devices.

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

The Company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The Company has a limited number of customers with individually substantial amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The Company has recorded an allowance for doubtful accounts of $6,651 for the year ended April 30, 2018 and $2,425 for the year ended April 30, 2017. For the fiscal year ended April 30, 2018, bad debt expense was $3,345. For the fiscal year ended April 30, 2017, bad debt expense was $2,351.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Property and Equipment—Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

Classification	Useful Life in Years	2018 Cost	2017 Cost
Dies, jigs, and molds	3–7	$1,808,000	$1,808,000
Machinery and equipment	5–10	1,414,000	1,195,000
Furniture and fixtures	5–10	145,000	145,000
Leasehold improvements	5–32	250,000	220,000
Buildings	20–39	853,000	659,000
Automotive	3–5	90,000	66,000
Software	2–5	382,000	353,000
Land	N/A	13,000	13,000
Total		4,955,000	4,459,000
Accumulated depreciation		(3,879,000)	(3,720,000)
Net		$1,076,000	$739,000

Depreciation expense of $195,000 and $187,000 was charged to operations for the years ended April 30, 2018 and 2017, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Intangible Assets—Intangible assets are amortized on a straight-line basis over their estimated useful lives, unless it is determined their lives to be indefinite. The two intangible assets currently being amortized are (1) a non-compete agreement with a useful live of 5 years and (2) intellectual property with a useful live of 15 years. As of April 30, 2018, the Company had $1,763,000 of net intangible asset costs. Since the intangible assets were purchased during the current reporting year, both the accumulated amortization and amortization expense for the year ended April 30, 2018 were $61,478.

As of April 30, 2018, future amortization of intangible assets is expected as follows:

Fiscal year end	Amortization amount
2019	$123,000
2020	$123,000
2021	$123,000
2022	$123,000
2023	$122,000
Thereafter	$1,149,000
$1,763,000

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Advertising—Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $213,000 and $330,000 for the years ended April 30, 2018 and 2017, respectively.

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

Segment Reporting and Related Information—The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2018, the Company operated in three segments organized by security line products, cable and wiring tools (Labor Saving Devices - LSDI) products, and all other products. See Note 9 for further segment information disclosures.

Reclassifications—Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due those reclassifications.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to provide a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance. This update is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company is evaluating the impact of this update on the Company’s financial statements.

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

Subsequent Events – Management has evaluated all events or transactions that occurred after April 30, 2018 through August 13, 2018, the report date of the financial statements. During this period, the Company did not have any material recognizable subsequent events.

2.	Inventories

Inventories at April 30, 2018 and 2017, consisted of the following:

	2018	2017
Raw materials	$2,450,000	$1,579,000
Work in process	444,000	442,000
Finished goods	463,000	356,000
	3,357,000	2,377,000
Less: allowance for obsolete inventory	(90,000)	(73,000)
Totals	$3,267,000	$2,304,000

3.	Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, money markets, certificates of deposits and hedge funds. The investments in securities, which include all investments except for the hedge funds, are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between August 2018 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of April 30, 2018 and 2017, investments consisted of the following:

Investments at		Gross	Gross
April 30, 2018	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$5,984,000	$66,000	$(309,000)	$5,741,000
Corporate bonds	$129,000	$2,000	$-	$131,000
REITs	$110,000	$3,000	$(7,000)	$106,000
Equity securities	$15,930,000	$3,714,000	$(311,000)	$19,333,000
Money Markets and CDs	$1,035,000	$-	$-	$1,035,000
Total	$23,188,000	$3,785,000	$(627,000)	$26,346,000

Investments at		Gross	Gross
April 30, 2017	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$6,045,000	$90,000	$(97,000)	$6,038,000
Corporate bonds	$129,000	$1,000	$-	$130,000
REITs	$64,000	$13,000	$(1,000)	$76,000
Equity securities	$15,259,000	$2,441,000	$(319,000)	$17,381,000
Money Markets and CDs	$2,757,000	$-	$-	$2,757,000
Total	$24,254,000	$2,545,000	$(417,000)	$26,382,000

The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $31,000 for the year ended April 30, 2018 and $220,000 for the year ended April 30, 2017.

3.	Investments, continued

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2018 and 2017.

Unrealized Loss Breakdown by Investment Type at April 30, 2018

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$960,000	$(200,000)	$2,385,000	$(109,000)	$3,345,000	$(309,000)
REITs	$55,000	$(6,000)	$27,000	$(1,000)	$82,000	$(7,000)
Equity securities	$2,545,000	$(127,000)	$823,000	$(184,000)	$3,368,000	$(311,000)
Total	$3,560,000	$(333,000)	$3,235,000	$(294,000)	$6,795,000	$(627,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2017

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,420,000	$(19,000)	$1,292,000	$(78,000)	$2,712,000	$(97,000)
REITs	$—	$—	$27,000	$(1,000)	$27,000	$(1,000)
Equity securities	$983,000	$(92,000)	$1,689,000	$(227,000)	$2,672,000	$(319,000)
Total	$2,403,000	$(111,000)	$3,008,000	$(306,000)	$5,411,000	$(417,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2018.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings and does not consider these investments to be other-than-temporarily impaired at April 30, 2018.

4.	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $10,000 were paid for each of the fiscal years ending April 30, 2018 and 2017, respectively.

5.	Stockholders’ Equity

Preferred Stock—Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2018 and 2017.

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

During the fiscal year ended April 30, 2018, the Company purchased 1,275 shares of Class A common stock. This was initiated by stockholders contacting the Company.

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

	April 30, 2018
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,546,000
Basic EPS	$2,546,000	4,958,769	$.5134
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0019)
Diluted EPS	$2,546,000	4,977,584	$.5115

	April 30, 2017
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,401,000
Basic EPS	$2,401,000	4,984,013	$.4817
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0019)
Diluted EPS	$2,401,000	5,004,513	$.4798

7.	Commitments, Contingencies, and Related Party Transactions

The Company leases a building from Bonita Risk. Bonita Risk is a majority stockholder, a director and employee of the Company. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement per year was $18,420 for the fiscal years ended April 30, 2018 and 2017.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day to day banking operations. Year end balances of accounts held at this bank are $3,819,000 for the year ended April 30, 2018 and $5,820,000 for the year ended April 30, 2017. The Company also received interest income from FirsTier Bank in the amount of approximately $33,200 for the year ended April 30, 2018 and $4,900 for the year ended April 30, 2017.

8.	Income Taxes

Reconciliation of income taxes with Federal and State taxable income:

	2018	2017
Income before income taxes	$3,546,000	$3,528,000
State income tax deduction	(192,000)	(205,000)
Interest and dividend income	(669,000)	(565,000)
Domestic production activities deduction	(243,000)	(270,000)
Nondeductible expenses and timing differences	150,000	241,000
Taxable income	$2,592,000	$2,729,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

	2018	2017
Income tax provision at statutory rate	$1,327,000	$1,475,000
Increase (decrease) income taxes resulting from:
State income taxes	(72,000)	(86,000)
Interest and dividend income	(250,000)	(236,000)
Domestic production activities	(91,000)	(113,000)
Deferred taxes	28,000	(13,000)
Other temporary and permanent differences	58,000	100,000
Income tax expense	$1,000,000	$1,127,000

Federal tax rate	29.72%	34.0%
State tax rate	7.70%	7.8%
Blended statutory rate	37.42%	41.8%

8.	Income Taxes, continued

Deferred tax assets (liabilities) consist of the following components at April 30, 2018 and 2017:

	2018	2017
Deferred tax current assets (liabilities):
Inventory valuation	26,000	31,000
Allowance for doubtful accounts	2,000	1,000
263A adjustment	58,000	77,000
Accrued vacation	30,000	38,000
Accumulated unrealized (gain)/loss on investments	(910,000)	(890,000)
Net deferred tax assets (liabilities)	$(794,000)	$(743,000)

Deferred long-term tax assets (liabilities):
Depreciation	(161,000)	(163,000)
Net deferred long-term tax assets (liabilities)	$(161,000)	$(163,000)

9.	Business Segments

The following is financial information relating to industry segments:

	Quarter ended	Year ended	Year ended
	April 30,	April 30,	April 30,
	2018	2018	2017
Net revenue:
Security alarm products	$2,090,000	$8,423,000	$6,968,000
Cable & wiring tools	632,000	1,326,000	—
Other products	538,000	2,182,000	3,936,000
Total net revenue	$3,260,000	$11,931,000	$10,904,000

Income from operations:
Security alarm products	411,000	1,759,000	1,778,000
Cable & wiring tools	65,000	277,000	—
Other products	106,000	456,000	1,005,000
Total income from operations	$582,000	$2,492,000	$2,783,000

Depreciation and amortization:
Security alarm products	(3,000)	37,000	38,000
Cable & wiring tools	31,000	62,000	—
Other products	30,000	103,000	108,000
Corporate general	15,000	55,000	41,000
Total depreciation and amortization	$73,000	$257,000	$187,000

Capital expenditures:
Security alarm products	19,000	280,000	14,000
Cable & wiring tools	—	—	—
Other products	172,000	172,000	140,000
Corporate general	—	81,000	16,000
Total capital expenditures	$191,000	$533,000	$170,000

	April 30, 2018	April 30, 2017
Identifiable assets:
Security alarm products	4,564,000	3,180,000
Cable & wiring tools	2,347,000	—
Other products	1,521,000	1,517,000
Corporate general	32,510,000	33,767,000
Total assets	$40,942,000	$38,464,000

10.	Concentrations

The Company maintains the majority of its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2018 and 2017, the Company had uninsured balances of $3,591,000, and $5,642,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal. The Company also maintains cash balances in money market funds at the above-mentioned financial institution. Such balances are not insured.

Management also has cash funds with Wells Fargo Bank with uninsured balances of $224,000 and $386,000 for the years ending April 30, 2018 and 2017, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

The Company has sales to a security alarm distributor representing 34% of total sales for the year ended April 30, 2018 and 38% of total sales for the year ended April 30, 2017. This distributor accounted for 55% and 47% of accounts receivable at April 30, 2018 and 2017, respectively.

Security switch sales made up 71% of total sales for the fiscal year ended April 30, 2018 and 81% of total sales for the fiscal year ended April 30, 2017.

11.	Fair Value Measurements

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The fair value of our investments is determined utilizing market based information. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

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

Investments and Marketable Securities

As of April 30, 2018, The Company’s investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds and REITs; the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$5,741,000	—	$5,741,000
Corporate Bonds	$131,000	—	—	$131,000
REITs	—	$106,000	—	$106,000
Equity Securities	$19,333,000	—	—	$19,333,000
Money Markets and CDs	$1,035,000	—	—	$1,035,000
Total fair value of assets measured on a recurring basis	$20,499,000	$5,847,000	—	$26,346,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$6,038,000	—	$6,038,000
Corporate Bonds	$130,000	—	—	$130,000
REITs	—	$76,000	—	$76,000
Equity Securities	$17,381,000	—	—	$17,381,000
Money Markets and CDs	$2,757,000	—	—	$2,757,000
Total fair value of assets measured on a recurring basis	$20,268,000	$6,114,000	—	$26,382,000

12.	Asset Purchase

In October 2017, George Risk Industries, Inc. (the “Company”) purchased certain assets from Labor Saving Devices, Inc. (“LSDI”). LSDI is engaged in the business of wire installation, tool design and manufacturing serving the audio/visual, electrical, communications and security alarm markets. The acquisition of LSDI was completed pursuant to an asset purchase agreement dated October 7, 2017. The purchase price for the assets consisted of $3,000,000 in cash and 24,097 shares of the Company’s Class A common stock (valued at $200,000, or approximately $8.30 per share). An initial payment of $1,000,000 in cash was made at closing, with the remaining $2,000,000 in cash paid in November 2017.

The value of the assets purchased in October 2017 as described above consisted of the following:

Type of Asset	Fair Value of Assets Acquired
Inventory	$1,366,000
Fixed Assets	$10,000
Non-compete agreement	$10,000
Intangible assets	$1,814,000
Total	$3,200,000

Since the asset purchase took place in October 2017, there was no value to these assets at April 30, 2017.

Item 9	Disagreements on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A	Controls and Procedures

Evaluation of disclosure controls and procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2018 our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective for the years ended of April 30, 2018 and 2017, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weakness in internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting, particularly as it relates to financial reporting and deferred taxes. Due to the departure of the Controller, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. The Company hired an individual in 2018 to fulfill the controller position, but more training is required to satisfy disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. We do not believe we have met the full requirement for separation for financial reporting purposes.

Because of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of April 30, 2018 and 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 9B	Other Information

None.

Part III

Item 10	Directors and Executive Officers of the Registrant

(a & b) Identification of Directors and Executive Officers

All the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2018, is furnished with respect to each director and executive officer:

Name	Principal Occupation or Employment	Age	Director or Officer Since
Stephanie M. Risk-McElroy	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	46	August 8,1999

Sharon Westby	Secretary/Treasurer	66	June 16, 2006

Donna Debowey	Director, retired GRI plant manager	80	July 12, 2005

Joel H. Wiens	Director, FirsTier Banks	88	September 6, 2007

Bonita P. Risk	Director, Stock Transfer Agent at GRI	68	March 15, 2013

Jerry Knutsen	Director, retired business owner	75	August 29, 2016

The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2018:

Name	Director’s Fees Paid	Stock Awards	Option Awards	Non-equity incentive plan compen- sation	Non-qualified deferred compensation earnings	Total
Stephanie Risk-McElroy (1)	—	—	—	—	—	—

Sharon Westby (1)	—	—	—	—	—	—

Jerry Andersen (2)	$200	—	—	—	—	$200

Donna Debowey (2)	$200	—	—	—	—	$200

Joel H. Wiens (2)	$200	—	—	—	—	$200

Bonita P. Risk (1)	—	—	—	—	—	—

Jerry Knutsen	—	—	—	—	—	—

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

Bonita P. Risk, Director, attended Wayne State College, in Wayne, Nebraska. Upon returning back home to Columbus, NE, she worked in factory positions. Upon her marriage to Ken Risk, she became a homemaker, raising 3 children and working at several sales positions. In 1981, she and Ken started Platte Valley Sales in Hastings, Nebraska, and her expertise was in accounting and sales. For 8 years, she ran the Hastings business while Ken devoted his time to both GRI in Kimball and Platte Valley Sales in Hastings. Ken and Bonita moved to Kimball in 1997. In 1998, she began at GRI in sales support. She continues in sales support and became the Company stock transfer agent in 2004 upon the retirement of Eileen Risk and is an assistant to the chief financial officer.

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2018, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2018 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11	Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the Company to executive officers for services rendered in all capacities during each of the Company’s fiscal years ended April 30, 2018 and 2017.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
Bonita Risk, Director,	2018	$36,000	$—	—	—	—	—	$84,000	$120,000
Shareholder, Employee	2017	$37,000	$—	—	—	—	—	$85,000	$122,000
Stephanie Risk-McElroy,	2018	$83,000	$—	—	—	—	—	$27,000	$110,000
CEO/CFO, Director, Shareholder	2017	$86,000						$24,000	$110,000

Both Bonita Risk and Stephanie Risk-McElroy receive a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2018 and 2017.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2018, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 4,968,097 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2018. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)	% of Class of Stock Outstanding (3)
Executive Officers and Directors:
Bonita Risk – Director	2,948,211	59.3%
The above director has beneficial ownership over the Kenneth Risk Trust that owns 2,187,056 shares, Bonita Risk Family Irrevocable Trust that owns 732,470 shares, and 28,685 shares owned personally. As a result, combined, they have voting and shared dispositive control.

Stephanie M. Risk-McElroy Chairman, CEO, & CFO	1,775	Less than 1%
Donna Debowey – Director	500	Less than 1%
Daniel Douglas – Vice President, Materials	250	Less than 1%

All Officers and Directors as a group	2,950,736	59.4%

(1)	Unless otherwise indicated, the address of the named beneficial owner is George Risk Industries, Inc., 802 S. Elm St., Kimball, NE 69145.

(2)	Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3)	Based on the net shares outstanding as of April 30, 2018. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,534,784).

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13	Certain Relationships and Related Party Transactions

During each of three years ended April 30, 2018, 2017, and 2016, the Company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party	2018	2017	2016
Rent
Bonita Risk, Director	$18,420	18,420	18,420

Bank Balances
Joel Wiens, Director	$3,819,042	$5,819,763	$4,304,130

Interest Income
Joel Wiens, Director	$33,229	$4,890	$1,548

Item 14	Principal Accountant Fees and Services

1)	Audit Fees

For each of the last two fiscal years the Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

FYE 2018	$43,900	Haynie & Company

FYE 2017	$43,100	Haynie & Company

2)	Audit-Related Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the Company’s employee benefit plan and for work performed related to the asset purchase of Labor Saving Devices. The amounts are listed below:

FYE 2018	$9,460	Haynie & Company

FYE 2017	$6,100	Haynie & Company

3)	Tax Fees

The Company incurred aggregate fees or expenses for professional services rendered by tax accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

FYE 2018	$6,610	Haynie & Company
	$4,935	Tax Resources Group, Inc.

FYE 2017	$5,550	Haynie & Company
	$3,125	Tax Resources Group, Inc.

4)	All Other Fees

There were no other fees incurred during each of the last two fiscal years.

5)	The Board of Directors, considered whether, and determined that, the auditor’s provisions of non-audit services were compatible with maintaining the auditor’s independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15	Exhibits and Reports on Form 8–K

3.(1).a	Articles of Incorporation—Filed as Exhibit 5 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1970, and incorporated by reference herein

3.(i).b	Certificate of Amendment to the Articles of Incorporation of the Registrant—Filed as Exhibit 1.2 to the Registrant’s Form 10–K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c	By-laws—Filed as Exhibit 1.3 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1971, and incorporated by reference herein

10.1	Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group (“ADI”) and George Risk Industries, Inc. – Filed herewith. *

10.3	Asset Purchase Agreement dated as of October 10, 2017 between George Risk Industries, Inc., Labor Saving Devices, Inc. and Roy Bowling – Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended January 31, 2018, and incorporated by reference herein

31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)

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

/s/ STEPHANIE M. RISK-MCELROY	August 13, 2018
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHANIE M. RISK-MCELROY	August 13, 2018
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

/s/ DONNA DEBOWEY	August 13, 2018
DONNA DEBOWEY Director	Date

/s/ JOEL H. WIENS	August 13, 2018
JOEL H. WIENS Director	Date

/s/ BONITA P. RISK	August 13, 2018
BONITA P. RISK Director	Date

/s/ JERRY KNUTSEN	August 13, 2018
JERRY KNUTSEN Director	Date

