Form 10-Q
period 2018-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2018-09-14
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 14, 2018 was 4,962,447.

Transitional Small Business Disclosure Format: Yes [X] No [  ]

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1:	Financial Statements

The unaudited financial statements for the three-month period ended July 31, 2018, are attached hereto.

George Risk Industries, Inc.

Condensed Balance Sheets

	July 31, 2018	April 30, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,947,000	$4,294,000
Investments and securities, at fair value	27,161,000	26,346,000
Accounts receivable:
Trade, net of $10,075 and $6,651 doubtful account allowance	2,308,000	2,545,000
Other	1,000	2,000
Income tax overpayment	504,000	747,000
Inventories, net	3,650,000	3,267,000
Prepaid expenses	401,000	603,000
Total Current Assets	38,972,000	37,804,000

Property and Equipment, net, at cost	1,024,000	1,076,000

Other Assets
Investment in Limited Land Partnership, at cost	293,000	293,000
Other	41,000	6,000
Total Other Assets	334,000	299,000

Intangible assets, net	1,732,000	1,763,000

TOTAL ASSETS	$42,062,000	$40,942,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.

Condensed Balance Sheets

(continued)

	July 31, 2018	April 30, 2018
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$329,000	$336,000
Dividends payable	1,579,000	1,580,000
Accrued expenses:
Payroll and related expenses	166,000	329,000
Property taxes	3,000	12,000
Total Current Liabilities	2,077,000	2,257,000

Long-Term Liabilities
Deferred income taxes	1,179,000	955,000
Total Long-Term Liabilities	1,179,000	955,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	2,712,000	2,249,000
Retained earnings	37,364,000	36,746,000
Less: treasury stock, 3,535,434 and 3,534,784 shares, at cost	(4,153,000)	(4,148,000)
Total Stockholders’ Equity	38,806,000	37,730,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,062,000	$40,942,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.

Condensed Income Statements

For the three months ended July 31, 2018 and 2017

(Unaudited)

	July 31, 2018	July 31, 2017

Net Sales	$3,429,000	$2,248,000
Less: Cost of Goods Sold	(1,801,000)	(1,095,000)
Gross Profit	1,628,000	1,153,000

Operating Expenses:
General and Administrative	286,000	229,000
Sales	555,000	416,000
Engineering	9,000	13,000
Rent Paid to Related Parties	5,000	5,000
Total Operating Expenses	855,000	663,000

Income From Operations	773,000	490,000

Other Income (Expense)
Other	3,000	3,000
Dividend and Interest Income	193,000	279,000
Gain (Loss) on Sales of Assets	—	4,000
Gain (Loss) on Sale of Investments	(68,000)	(38,000)
	128,000	248,000

Income Before Provisions for Income Taxes	901,000	738,000

Provisions for Income Taxes
Current Expense	247,000	213,000
Deferred tax expense (benefit)	37,000	7,000
Total Income Tax Expense	284,000	220,000

Net Income	$617,000	$518,000

Basic Earnings Per Share of Common Stock	$0.12	$0.10
Diluted Earnings Per Share of Common Stock	$0.12	$0.10

Weighted Average Number of Common Shares Outstanding	4,967,580	4,945,092
Weighted Average Number of Shares Outstanding (Diluted)	4,988,080	4,965,592

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.

Condensed Statements of Comprehensive Income

For the three months ended July 31, 2018 and 2017

(Unaudited)

	July 31, 2018	July 31, 2017

Net Income	$617,000	$518,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	607,000	629,000
Reclassification adjustment for gains (losses) included in net income	44,000	(84,000)
Income tax expense related to other comprehensive income	(188,000)	(228,000)
Other Comprehensive Income (Loss)	463,000	317,000

Comprehensive Income	$1,080,000	$835,000

See accompanying notes to the condensed financial statements

George Risk Industries, Inc.

Condensed Statements of Cash Flows

For the three months ended July 31, 2018 and 2017

(Unaudited)

	July 31, 2018	July 31, 2017
Cash Flows from Operating Activities:
Net Income	$617,000	$518,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,000	41,000
(Gain) loss on sale of investments	68,000	38,000
Reserve for bad debts	3,000	—
Reserve for obsolete inventory	6,000	—
Deferred income taxes	37,000	7,000
(Gain) loss on sale of assets	—	(4,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	234,000	257,000
Inventories	(389,000)	(62,000)
Prepaid expenses	166,000	63,000
Employee receivables	—	1,000
Income tax overpayment	244,000	208,000
Increase (decrease) in:
Accounts payable	(7,000)	112,000
Accrued expenses	(172,000)	(163,000)
Net cash provided by (used in) operating activities	$890,000	$1,016,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	4,000
(Purchase) of property and equipment	—	(253,000)
Proceeds from sale of marketable securities	2,000	2,000
(Purchase) of marketable securities	(233,000)	(224,000)
Net cash provided by (used in) investing activities	$(231,000)	$(471,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(5,000)	(3,000)
Dividends paid	(1,000)	—
Net cash provided by (used in) financing activities	$(6,000)	$(3,000)

Net Increase (Decrease) in Cash and Cash Equivalents	$653,000	$542,000

Cash and Cash Equivalents, beginning of period	$4,294,000	$6,456,000
Cash and Cash Equivalents, end of period	$4,947,000	$6,998,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$1,000	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2018

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2018 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Recently Issued Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or cumulative effect transition method. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has adopted ASU No. 2014-09 in the first quarter of fiscal 2019, which does not have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning November 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company will adopt the ASUs in the first quarter of 2019 and the Company’s accounting systems will be upgraded to comply with the requirements of the new standard, however, the adoption of ASU 2016-02 will not have a material impact on the Company’s financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company has not yet adopted ASU 2018-02 and is currently evaluating the potential impact of adopting the applicable guidance on the Company’s financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently evaluating the potential impact of adopting the applicable guidance, however we do not believe that the adoption of ASU 2018-09 will have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

As of July 31, 2018 and April 30, 2018, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2018	Basis	Gains	Losses	Value
Municipal bonds	$5,917,000	$65,000	$(99,000)	$5,883,000
Corporate bonds	$30,000	$1,000	$-	$31,000
REITs	$110,000	$11,000	$(3,000)	$118,000
Equity securities	$16,103,000	$4,105,000	$(270,000)	$19,938,000
Money markets and CDs	$1,191,000	$-	$-	$1,191,000
Total	$23,351,000	$4,182,000	$(372,000)	$27,161,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2018	Basis	Gains	Losses	Value
Municipal bonds	$5,984,000	$66,000	$(309,000)	$5,741,000
Corporate bonds	$129,000	$2,000	$—	$131,000
REITs	$110,000	$3,000	$(7,000)	$106,000
Equity securities	$15,930,000	$3,714,000	$(311,000)	$19,333,000
Money markets and CDs	$1,035,000	$—	$—	$1,035,000
Total	$23,188,000	$3,785,000	$(627,000)	$26,346,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not need to record any impairment losses for either of the quarters ended July 31, 2018 and July 31, 2017.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2018 and April 30, 2018, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2018

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,857,000	$(9,000)	$1,211,000	$(90,000)	$3,068,000	$(99,000)
REITs	$35,000	$(3,000)	$—	$—	$35,000	$(3,000)
Equity securities	$1,269,000	$(100,000)	$1,146,000	$(170,000)	$2,415,000	$(270,000)
Total	$3,161,000	$(112,000)	$2,357,000	$(260,000)	$5,518,000	$(372,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2018

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$702,000	$(152,000)	$1,674,000	$(86,000)	$2,376,000	$(238,000)
REITs	$56,000	$(5,000)	$27,000	$(1,000)	$83,000	$(6,000)
Equity securities	$534,000	$(35,000)	$590,000	$(168,000)	$1,124,000	$(203,000)
Total	$1,292,000	$(192,000)	$2,291,000	$(225,000)	$3,583,000	$(447,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2018.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2018.

Note 3: Inventories

Inventories at July 31, 2018 and April 30, 2018 consisted of the following:

	July 31, 2018	April 30, 2018

Raw materials	$2,774,000	$2,450,000
Work in process	483,000	444,000
Finished goods	489,000	463,000
	3,746,000	3,357,000
Less: allowance for obsolete inventory	(96,000)	(90,000)
Totals	$3,650,000	$3,267,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2018	2017
Net revenue:
Security alarm products	$2,150,000	$1,798,000
Cable & wiring tools	679,000	—
Other products	600,000	450,000
Total net revenue	$3,429,000	$2,248,000

Income from operations:
Security alarm products	$485,000	$392,000
Cable & wiring tools	153,000	—
Other products	135,000	98,000
Total income from operations	$773,000	$490,000

Identifiable assets:
Security alarm products	$3,848,000	$3,934,000
Cable & wiring tools	2,783,000	—
Other products	2,024,000	749,000
Corporate general	33,407,000	34,797,000
Total assets	$42,062,000	$39,480,000

Depreciation and amortization:
Security alarm products	$10,000	$8,000
Cable & wiring tools	31,000	—
Other products	27,000	21,000
Corporate general	15,000	12,000
Total depreciation and amortization	$83,000	$41,000

Capital expenditures:
Security alarm products	$—	$210,000
Cable & wiring tools	—	—
Other products	—	—
Corporate general	—	43,000
Total capital expenditures	$—	$253,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2018
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$617,000
Basic EPS	$617,000	4,967,580	$.1242
Effect of dilutive Convertible
Preferred Stock	–	20,500	(.0005)
Diluted EPS	$617,000	4,988,080	$.1237

	For the three months ended July 31, 2017
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$518,000
Basic EPS	$518,000	4,945,092	$.1048
Effect of dilutive Convertible
Preferred Stock	–	20,500	(.0005)
Diluted EPS	$518,000	4,965,592	$.1043

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during both the quarter ending July 31, 2018 and 2017, respectively.

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

Investments and Marketable Securities

As of July 31, 2018, our investments consisted of money markets, certificates of deposits (CDs), publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,883,000	$—	$5,883,000
Corporate Bonds	$31,000	$—	$—	$31,000
REITs	$—	$118,000	$—	$118,000
Equity Securities	$19,938,000	$—	$—	$19,938,000
Money Markets and CDs	$1,191,000	$—	$—	$1,191,000
Total fair value of assets measured on a recurring basis	$21,160,000	$6,001,000	$—	$27,161,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,741,000	$—	$5,741,000
Corporate Bonds	$131,000	$—	$—	$131,000
REITs	$—	$106,000	$—	$106,000
Equity Securities	$19,333,000	$—	$—	$19,333,000
Money Markets and CDs	$1,035,000	$—	$—	$1,035,000
Total fair value of assets measured on a recurring basis	$20,499,000	$5,847,000	$—	$26,346,000

Note 8 Subsequent Events

None

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if current information becomes available in the future.

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2018.

Executive Summary

The Company’s performance has increased through the first quarter, both in comparison to the most recent prior quarter and prior quarter last year. The most recent prior quarter increase is mainly due to traditionally having improved sales when the weather gets warmer. The Company’s products are tied to the housing market and the summertime usually shows an uptick in sales. In comparing the prior-year quarter, management has finally learned more about and gotten proper training to employees for the new computer system. Opportunities include continuing to learn and grow with our new computer system and to continue looking at businesses that might be a good fit to purchase. Also, we have new products that are scheduled to enter the marketplace by the end of the calendar year. Challenges in the coming months include continuing to get product out to customers in a timelier manner and to fill the stockroom with inventory to get back to shipping out core products the same day. This is all with the hopes of getting our facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales showed a 52.53% increase over the same period in the prior year. Management believes this is due to many reasons. Last year there were unexpected delays in our production flow due to the implementation of new computer software. Over the last year, management has worked hard to learn about and train employees on the new computer system and production is running much smoother than a year ago. There is still room for improvement and management continues to strive to be better.
●	Cost of goods sold saw an increase from 48.71% of sales in the prior year, to 52.52% in the current quarter, which is just outside of Management’s goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The increased cost of goods sold percentage is a reflection of having increased inventory levels due to the purchase of the assets of Labor Saving Devices and to keep raw materials in stock to accommodate for the increase in sales.
●	Operating expenses have increased when comparing the current year quarter to the same quarter for the prior year, but the percentage in relation to net sales decreased to 24.93% for the quarter ended July 31, 2018 as compared to 29.49% for the corresponding quarter last year. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the effects of paying for training of the new computer software and currently paying maintenance and support fees on two software platforms has added to these expenses.

●	Income from operations for the quarter ended July 31, 2018 was at $773,000, which is a 57.76% increase from the corresponding quarter last year, which had income from operations of $490,000.
●	Other income and expenses showed a $128,000 gain for the quarter ended July 31, 2018 as compared to a $248,000 gain for the quarter ended July 31, 2017. The decrease is primarily due to decreased dividend and interest income, offset by increased losses on the sale of investments.
●	Provision for income taxes showed an increase of $64,000, up from $220,000 in the quarter ended July 31, 2017 to $248,000 for the quarter ended July 31, 2018.
●	In turn, net income for the quarter ended July 31, 2018 was $617,000, a 19.11% increase from the corresponding quarter last year, which showed net income of $518,000.
●	Earnings per share for the quarter ended July 31, 2018 were $0.12 per common share and $0.10 per common share for the quarter ended July 31, 2017.

Liquidity and capital resources

Operating

●	Net cash increased $653,000 during the quarter ended July 31, 2018 as compared to an increase of $542,000 during the corresponding quarter last year.
●	Accounts receivable decreased $234,000 for the quarter ending July 31, 2018 compared with a $257,000 decrease for the same quarter last year. The decrease in accounts receivable is directly attributable to the Company’s ability to collect on accounts and to keep past due accounts to a minimum. An analysis of accounts shows that there were only 6.38% that were over 90 days at July 31, 2018.
●	Inventories increased $389,000 during the current quarter as compared to a $62,000 increase last year. The bigger increase is primarily due to the fact that Labor Saving Devices was purchased in October 2017 and there is a need to have more inventory on hand.
●	At the quarter ended July 31, 2018 there was a $166,000 decrease in prepaid expenses and at July 31, 2017, there was a $63,000 decrease. The current decrease is a result of having raw materials that were previously prepaid for arrive on our dock during the current quarter.
●	Income tax overpayment for the quarter ended July 31, 2018 decreased $244,000, while there was a $208,000 decrease towards income tax payable for the quarter ending July 31, 2017. The current decrease in income tax overpayment is a result of refining our estimates when taking the new income tax law for 2018 into account and having increased sales.
●	Accounts payable shows an increase of $7,000 for the quarter ended July 31, 2018 compared to a decrease of $112,000 for the same quarter the year before, primarily due to timing issues. Management strives to pay all payables within terms, unless there is a problem with the merchandise.
●	Accrued expenses decreased $172,000 for the current quarter as compared to a $163,000 decrease for the quarter ended July 31, 2017.

Investing

●	As for our investment activities, the Company did not buy any fixed assets during the current fiscal quarter. In comparison with the corresponding quarter last year, there were purchases of property and equipment in the amount of approximately $253,000.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2018 was $233,000 compared to $224,000 spent during the quarter ended July 31, 2017. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2018, the Company purchased $5,000 worth of treasury stock, along with the $3,000 spent in the same period the prior year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2018	July 31, 2017
Working capital
(current assets – current liabilities)	$36,894,000	$36,500,000

Current ratio
(current assets / current liabilities)	18.760	21.955

Quick ratio
((cash + investments + AR) / current liabilities)	16.567	20.496

New Product Development

The Company and its’ engineering department perpetually work to develop enhancements to current product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.
●	An updated version of the pool access alarm is currently going through electrical listing testing. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.
●	The high voltage current controller (CC-15) is complete and has received UL approval for the US and Canada. The CC-15 series is 15-amps and will come in a variety of voltage configurations. Some examples that these switches can be used for are appliance control, environmental control and lighting systems.
●	Work continues on high security switches. They have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.
●	Research resumes on the possibilities of fuel level sensing and how that may also serve other agricultural based needs. Several companies from around the world have been looking for ways to secure fuel tanks and trucks. Their emphasis would be in ways to safely monitor fuel levels and report tampering.
●	A new float water sensor is being developed that will monitor water levels in livestock tanks and sump pumps.
●	Wireless technology is a main area of focus for product development. We are looking into adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.
●	Updated versions of our 200-36 and 4532 series overhead door switch line up is complete and has been selling well. The modified versions, the 200-36UF and 4532UF, are being made as a universal fit switch. This will allow an installer to replace an existing switch without drilling new holes into the cement or adjusting the location. The modified case has an additional mounting hole along with reshaped mounting holes.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or cumulative effect transition method. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has adopted ASU No. 2014-09 in the first quarter of fiscal 2019, which does not have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning November 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company will adopt the ASUs in the first quarter of 2019 and the Company’s accounting systems will be upgraded to comply with the requirements of the new standard, however, the adoption of ASU 2016-02 will not have a material impact on the Company’s financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (loss) are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company has not yet adopted ASU 2018-02 and is currently evaluating the potential impact of adopting the applicable guidance on the Company’s financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently evaluating the potential impact of adopting the applicable guidance, however we do not believe that the adoption of ASU 2018-09 will have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure does not apply.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2018. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We continue to operate with a limited number of accounting and financial personnel. A new accounting professional was hired in 2018 to fill the Controller position Once the controller is hired, training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2019.

Period	Number of shares repurchased
May 1, 2018 – May 31, 2018	400
June 1, 2018 – June 30, 2018	100
July 1, 2018 – July 31, 2018	150

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

George Risk Industries, Inc.
(Registrant)

Date September 14, 2018	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

