Form 10-Q
period 2018-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2018-12-17
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 17, 2018 was 4,961,447.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three-and six-month periods ended October 31, 2018, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$4,090,000	$4,294,000
Investments and securities	25,221,000	26,346,000
Accounts receivable:
Trade, net of $12,588 and $6,651 doubtful account allowance	2,516,000	2,545,000
Other	4,000	2,000
Income tax overpayment	844,000	747,000
Inventories, net	3,683,000	3,267,000
Prepaid expenses	360,000	603,000
Total Current Assets	36,718,000	37,804,000

Property and Equipment, net, at cost	971,000	1,076,000

Other Assets
Investment in Limited Land Partnership, at cost	293,000	293,000
Projects in process	8,000	—
Other	73,000	6,000
Total Other Assets	374,000	299,000

Intangible Assets, net	1,701,000	1,763,000

TOTAL ASSETS	$39,764,000	$40,942,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$147,000	$336,000
Dividends payable	1,714,000	1,580,000
Accrued expenses:
Payroll and other expenses	349,000	329,000
Property taxes	—	12,000
Total Current Liabilities	2,210,000	2,257,000

Long-Term Liabilities
Deferred income taxes	806,000	955,000
Total Long-Term Liabilities	806,000	955,000

Total Liabilities	3,016,000	3,212,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	1,821,000	2,249,000
Retained earnings	36,246,000	36,746,000
Less: treasury stock, 3,541,234 and 3,534,784 shares, at cost	(4,202,000)	(4,148,000)
Total Stockholders’ Equity	36,748,000	37,730,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,764,000	$40,942,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS (Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2018	Oct 31, 2018	Oct 31, 2017	Oct 31, 2017
Net Sales	$3,667,000	$7,096,000	$3,089,000	$5,337,000
Less: Cost of Goods Sold	(1,893,000)	(3,695,000)	(1,416,000)	(2,511,000)
Gross Profit	1,774,000	3,401,000	1,673,000	2,826,000

Operating Expenses
General and Administrative	331,000	616,000	290,000	519,000
Sales	525,000	1,080,000	443,000	859,000
Engineering	28,000	37,000	35,000	48,000
Rent Paid to Related Parties	4,000	9,000	4,000	9,000
Total Operating Expenses	888,000	1,742,000	772,000	1,435,000

Income From Operations	886,000	1,659,000	901,000	1,391,000

Other Income (Expense)
Other	6,000	8,000	1,000	3,000
Dividend and Interest Income	152,000	345,000	155,000	434,000
Gain (Loss) on Investments	(27,000)	(94,000)	9,000	(28,000)
Gain (Loss) on Sale of Assets	—	—	—	4,000
	131,000	259,000	165,000	413,000

Income Before Provisions for Income Taxes	1,017,000	1,918,000	1,066,000	1,804,000

Provisions for Income Taxes:
Current Expense	(261,000)	(508,000)	(360,000)	(572,000)
Deferred Tax Benefit (Expense)	12,000	(24,000)	16,000	8,000
Total Income Tax Expense	(249,000)	(532,000)	(344,000)	(564,000)

Net Income	$768,000	$1,386,000	$722,000	$1,240,000

Cash Dividends
Common Stock ($0.38 per share)	$1,886,000	$1,886,000	—	—
Common Stock ($0.36 per share)	—	—	$1,780,000	$1,780,000

Income Per Share of Common Stock
Basic	$0.15	$0.28	$0.15	$0.25
Diluted	$0.15	$0.28	$0.15	$0.25

Weighted Average Number of Common Shares Outstanding
Basic	4,962,177	4,964,879	4,953,070	4,949,081
Diluted	4,982,677	4,985,379	4,973,570	4,969,581

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2018	Oct 31, 2018	Oct 31, 2017	Oct 31, 2017
Net Income	$768,000	$1,386,000	$722,000	$1,240,000

Other Comprehensive Income, net of tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	(1,245,000)	(638,000)	709,000	1,338,000
Reclassification adjustment for gains (losses) included in net income	(7,000)	37,000	(32,000)	(117,000)
Income tax benefit (expense) related to other comprehensive income	361,000	173,000	(283,000)	(510,000)

Other Comprehensive Income	(891,000)	(428,000)	394,000	711,000

Comprehensive Income (Loss)	$(123,000)	$958,000	$1,116,000	$1,951,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Six months	Six months
	ended	ended
	Oct 31, 2018	Oct 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,386,000	$1,240,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,000	86,000
(Gain) loss on sale of investments	62,000	6,000
Impairments on investments	32,000	23,000
Reserve for bad debts	6,000	—
Reserve for obsolete inventory	18,000	—
Deferred income taxes	25,000	(9,000)
(Gain) loss on sale of assets	—	(4,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	23,000	(364,000)
Inventories	(435,000)	(1,290,000)
Prepaid expenses and other	168,000	(139,000)
Other receivables	(2,000)	3,000
Income tax overpayment	(97,000)	127,000
Increase (decrease) in:
Accounts payable	(189,000)	98,000
Accrued expenses	8,000	(33,000)
Asset acquisition payable	—	2,000,000
Net cash provided by (used in) operating activities	1,172,000	1,744,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	4,000
(Purchase) of property and equipment	—	(314,000)
Proceeds from sale of marketable securities	754,000	2,002,000
(Purchase) of marketable securities	(324,000)	(324,000)
(Purchase) of intangible assets	—	(1,624,000)
Net cash provided by (used in) investing activities	430,000	(256,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(54,000)	(3,000)
Dividends paid	(1,752,000)	(1,617,000)
Net cash provided by (used in) financing activities	(1,806,000)	(1,620,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(204,000)	(132,000)

Cash and Cash Equivalents, beginning of period	4,294,000	6,456,000
Cash and Cash Equivalents, end of period	$4,090,000	$6,324,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$600,000	$440,000
Interest paid	$1,000	$0

Supplemental Disclosure for Noncash Investing and Financing Information:
Issuance of treasury stock as part of asset acquisition	—	$200,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Recently Issued Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning May 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company will adopt the ASUs in the first quarter of fiscal 2020 and the Company’s accounting systems will be upgraded to comply with the requirements of the new standard, however, the adoption of ASU 2016-02 is not anticipated to have a material impact on the Company’s financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

In August 2018, The FASB issued ASU 2018-14 to improve the effectiveness of disclosures for defined benefit plans under ASC 715-20. The ASU applies to employers that sponsor defined benefit pension or other postretirement plans. The FASB issued ASU 2018-14 as part of its disclosure framework project, which has an objective and primary focus to improve the effectiveness of disclosures in the notes to financial statements. As part of the project, during August 2018, the Board also issued a Concepts Statement, which the FASB used as a basis for amending the disclosure requirements for Subtopic 715-20. The guidance is effective or fiscal years ending after December 15, 2020 and early adoption is permitted. The Company is currently assessing the timing and impact of adopting the updated provisions.

Note 2 Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classified as available-for-sale securities and are reported at fair value. Available-for-sale investments in debt securities mature between June 2019 and November 2048. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of October 31, 2018 and April 30, 2018, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
October 31, 2018	Basis	Gains	Losses	Value
Municipal bonds	$5,599,000	39,000	(110,000)	5,528,000
Corporate bonds	56,000	1,000	—	57,000
REITs	89,000	—	(10,000)	79,000
Equity securities	16,145,000	3,184,000	(546,000)	18,783,000
Money markets and CDs	774,000	—	—	774,000
Total	$22,663,000	$3,224,000	$(666,000)	$25,221,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2018	Basis	Gains	Losses	Value
Municipal bonds	$5,984,000	$66,000	$(309,000)	$5,741,000
Corporate bonds	129,000	2,000	—	131,000
REITs	110,000	3,000	(7,000)	106,000
Equity securities	15,930,000	3,714,000	(311,000)	19,333,000
Money markets and CDs	1,035,000	—	—	1,035,000
Total	$23,188,000	$3,785,000	$(627,000)	$26,346,000

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $32,000 for both the quarter and six-months ended October 31, 2018. As for the corresponding periods last year, management recorded an impairment loss of $23,000 for both the quarter and six-months ended October 31, 2017.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2018 and April 30, 2018, respectively.

Unrealized Loss Breakdown by Investment Type at October 31, 2018

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$3,759,000	$(51,000)	$543,000	$(59,000)	$4,302,000	$(110,000)
REITs	31,000	(8,000)	48,000	(2,000)	79,000	(10,000)
Equity securities	4,886,000	(309,000)	798,000	(237,000)	5,684,000	(546,000)
Total	$8,676,000	$(368,000)	$1,389,000	(298,000)	10,065,000	$(666,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2018

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$960,000	$(200,000)	$2,385,000	$(109,000)	$3,345,000	$(309,000)
REITs	55,000	(6,000)	27,000	(1,000)	82,000	(7,000)
Equity securities	2,545,000	(127,000)	823,000	(184,000)	3,368,000	(311,000)
Total	$3,560,000	$(333,000)	$3,235,000	$(294,000)	$6,795,000	$(627,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2018.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2018.

Note 3 Inventories

Inventories at October 31, 2018 and April 30, 2018 consisted of the following:

	October 31, 2018	April 30, 2018

Raw materials	$2,781,000	$2,450,000
Work in process	489,000	444,000
Finished goods	522,000	463,000
	3,792,000	3,357,000
Less: allowance for obsolete inventory	(109,000)	(90,000)
Totals	$3,683,000	$3,267,000

Note 4 Business Segments

The following is financial information relating to industry segments:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2018	Oct 31, 2018	Oct 31, 2017	Oct 31, 2017
Net revenue:
Security alarm products	$2,852,000	$5,371,000	$2,170,000	$3,967,000
Cable & wiring tools	649,000	1,351,000	—	—
Other products	166,000	374,000	919,000	1,370,000
Total net revenue	$3,667,000	$7,096,000	$3,089,000	$5,337,000

Income from operations:
Security alarm products	$689,000	$1,291,000	$670,000	$1,034,000
Cable & wiring tools	157,000	293,000	—	—
Other products	40,000	75,000	231,000	357,000
Total income from operations	$886,000	$1,659,000	$901,000	$1,391,000

Depreciation and amortization:
Security alarm products	$10,000	$20,000	$10,000	$17,000
Cable & wiring tools	31,000	62,000	—	—
Other products	28,000	55,000	21,000	43,000
Corporate general	15,000	30,000	14,000	26,000
Total depreciation and amortization	$84,000	$167,000	$45,000	$86,000

Capital expenditures:
Security alarm products	$—	$—	$50,000	$260,000
Cable & wiring tools	—	—	—	—
Other products	—	—	—	—
Corporate general	—	—	56,000	56,000
Total capital expenditures	$—	$—	$106,000	$316,000

	October 31, 2018	April 30, 2018
Identifiable assets:
Security alarm products	$4,683,000	$4,564,000
Cable & wiring tools	2,743,000	2,347,000
Other products	1,402,000	1,521,000
Corporate general	30,936,000	32,510,000
Total assets	$39,764,000	$40,942,000

Note 5 Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2018
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$768,000
Basic EPS	$768,000	4,962,177	$.1548
Effect of dilutive securities:
Convertible preferred stock	—	20,500	(.0007)
Diluted EPS	$768,000	4,982,677	$.1541

	For the six months ended October 31, 2018
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$1,386,000
Basic EPS	$1,386,000	4,964,879	$.2792
Effect of dilutive securities:
Convertible preferred stock	—	20,500	(.0012)
Diluted EPS	$1,386,000	4,985,379	$.2780

	For the three months ended October 31, 2017
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$722,000
Basic EPS	$722,000	4,953,070	$.1458
Effect of dilutive securities:
Convertible preferred stock	—	20,500	(.0006)
Diluted EPS	$722,000	4,973,570	$.1452

	For the six months ended October 31, 2017
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net Income	$1,240,000

Basic EPS	$1,240,000	4,949,081	$.2506
Effect of dilutive securities:
Convertible preferred stock	—	20,500	(.0011)

Diluted EPS	$1,240,000	4,969,581	$.2495

Note 6 Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $3,000 were paid during both the quarters ending October 31, 2018 and 2017. Likewise, the Company paid matching contributions of approximately $5,000 during both the six-month periods ending October 31, 2018 and 2017.

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

Investments and Marketable Securities

As of October 31, 2018, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,528,000	$—	$5,528,000
Corporate Bonds	57,000	—	—	57,000
REITs	—	79,000	—	79,000
Equity Securities	18,783,000	—	—	18,783,000
Money Markets and CDs	774,000	—	—	774,000
Total fair value of assets measured on a recurring basis	$19,614,000	$5,607,000	$—	$25,221,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,741,000	$—	$5,741,000
Corporate Bonds	131,000	—	—	131,000
REITs	—	106,000	—	106,000
Equity Securities	19,333,000	—	—	19,333,000
Money Markets and CDs	1,035,000	—	—	1,035,000
Total fair value of assets measured on a recurring basis	$20,499,000	$5,847,000	$—	$26,346,000

Note 8 Subsequent Events

None

MANAGEMENT DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

Executive Summary

The Company’s performance has improved through the first half of the fiscal year and even seeing a bit of growth during the second quarter. This is due to the continuation of our quality USA made products with the ability for customization, our notable customer service, and the purchase of the assets of Labor Saving Devices, Inc. Additionally, the Company’s products are traditionally tied to the housing market and with that market being strong, it in turn makes the Company’s sales grow. Challenges in the coming months include continuing to get product out to customers in a timelier manner and to fill the stockroom with inventory to get back to shipping out core products the same day. Also, the price of raw materials has increased with the execution of tariffs by the US government. But management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $3,667,000 for the quarter ended October 31, 2018, which is an 18.71% increase from the corresponding quarter last year. Year-to-date net sales were $7,096,000 at October 31, 2018, which is a 32.96% increase from the same period last year. The increases in sales shows the stability of the Company and loyalty of its customer base. The ongoing commitment towards outstanding customer service and customization of products are a few of the many reasons sales have grown. Also, new sales are emerging since GRI acquired the assets of Labor Saving Devices. The Company has been selling this product line for over a year now, which has been a factor in the increased sales.

●	Cost of goods sold was 51.62% of net sales for the quarter ended October 31, 2018 and was 45.84% for the same quarter last year. Year-to-date cost of goods sold percentages were 52.07% for the current six months and 47.05% for the corresponding six months last year. The increases in percentages of cost of goods sold is just outside of Management’s goal of keeping labor and other manufacturing expenses at less than 50% for both the quarter and year-to-date results. Management has seen increases in labor and materials costs but has decided not to increase the selling prices of our products at this time.

●	Operating expenses were up $116,000 for the quarter and were up $307,000 for the six-months ended October 31, 2018 as compared to the corresponding periods last year. These increased costs for the quarter are primarily due to increased commissions, the addition of employees, and the amortization from the asset acquisition of Labor Saving Devices. The Company has been able to keep the operating expenses at less than 30% of net sales for many years; however, the effects of paying for training of the new computer software and currently paying maintenance and support fees on two software platforms has added to these expenses.

●	Income from operations for the quarter ended October 31, 2018 was at $886,000, which is a 1.66% decrease from the corresponding quarter last year, which had income from operations of $901,000. Income from operations for the six months ended October 31, 2018 was at $1,659,000, which is a 19.27% increase from the corresponding six months last year, which had income from operations of $1,391,000.

●	Other income and expenses are down when comparing the current quarter and six-month periods to the prior year, with a decrease of $34,000 in the current quarter and a decrease of $154,000 for the current year-to-date numbers. Most of the activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments. The decrease is primarily due to decreased dividend and interest income and taking losses on the sale of investments.

●	Overall, net income for the quarter ended October 31, 2018 was up $46,000, or 6.37%, from the same quarter last year. Similarly, net income for the six-month period ended October 31, 2018 was up $146,000, or 11.77%, from the same period in the prior year.

●	Earnings per common share for quarter ended October 31, 2018 were $0.15 per share and $0.28 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2017 were $0.15 per share and $0.25 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $204,000 during the six months ended October 31, 2018 as compared to a decrease of $132,000 during the corresponding period last year.

●	Accounts receivable decreased $23,000 for the six months ended October 31, 2018 compared with a $364,000 increase for the same period last year. The current year decrease is a result of improved sales and collections on accounts receivable have improved over the last year. An analysis of accounts shows that there were only 6.05% that were over 90 days at October 31, 2018.

●	Inventories increased $435,000 during the current six-month period as compared to a $1,290,000 increase last year. The smaller increase in the current year is primarily due to increased sales and not having a large influx of inventory from the asset acquisition of Labor Saving Devices last year.

●	Prepaid expenses saw a $168,000 decrease for the current six months, primarily due to inventory being delivered that had to be paid for in advance. The prior six months showed a $139,000 increase in prepaid expenses.

●	Income tax overpayment for the period ended October 31, 2018 increased $97,000, while there was a decrease of $127,000 for the same period the prior year. Since net income is higher than the same time last year and management estimated that there would be an uptick in sales with the new product line that is the reason for the current year increase.

●	Accounts payable shows increases for the current six-month period of $189,000 and a decrease of $98,000 for the prior six-month period. The company strives to pay all invoices within terms, and the slight variance in the increases is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses increased $8,000 for the current six-month period as compared to a $33,000 decrease for the six-month period ended October 31, 2017.

Investing

●	As for our investment activities, the Company did not buy any fixed assets during the current six-month period. In comparison with the corresponding six months last year, where there was activity of $314,000.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six-month period ended October 31, 2018 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six-month period ended October 31, 2018 was $324,000 compared to $324,000 spent in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back its common stock when the opportunity arises. For the six-month period ended October 31, 2018, the Company purchased $54,000 worth of treasury stock, in comparison to $3,000 repurchased in the corresponding six-month period last year.

●	The company declared a dividend of $0.38 per share of common stock on September 30, 2018, which was paid out during the second quarter. This is a slight increase to the dividend of $0.36, which was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	October 31, 2018	October 31, 2017
Working capital
(current assets – current liabilities)	$34,508,000	$34,386,000

Current ratio
(current assets / current liabilities)	16.614	9.552

Quick ratio
((cash + investments + AR) / current liabilities)	14.401	8.563

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products that complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.

●	An updated version of the pool access alarm is currently going through ETL for listing approval. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.

●	A new high voltage current controller is complete and has received U.L. approval for the US and Canada. The CC-15 series is 15-amps and comes in a variety of voltage configurations. These are used for appliance control, environmental control, and lighting systems.

●	We continue to work on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or cumulative effect transition method ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has adopted ASU No. 2014-09 in the first quarter of fiscal 2019, which does not have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning November 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company adopted the ASUs in the first quarter of 2019 and the Company’s accounting systems will be upgraded to comply with the requirements of the new standard, however, the adoption of ASU 2016-02 will not have a material impact on the Company’s financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

In August 2018, The FASB issued ASU 2018-14 to improve the effectiveness of disclosures for defined benefit plans under ASC 715-20. The ASU applies to employers that sponsor defined benefit pension or other postretirement plans. The FASB issued ASU 2018-14 as part of its disclosure framework project, which has an objective and primary focus to improve the effectiveness of disclosures in the notes to financial statements. As part of the project, during August 2018, the Board also issued a Concepts Statement, which the FASB used as a basis for amending the disclosure requirements for Subtopic 715-20. The guidance is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the timing and impact of adopting the updated provisions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2018. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We continue to operate with a limited number of accounting and financial personnel. A new accounting professional was hired in 2018 to fill the Controller position. Training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase and issuance of common stock for the second quarter of fiscal year 2019.

Period	Number of shares repurchased/(issued)
August 1, 2018 – August 31, 2018	5,000
September 1, 2018 – September 30, 2018	-0-
October 1, 2018 – October 31, 2018	800

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

George Risk Industries, Inc.

(Registrant)

Date December 17, 2018	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

