Form 10-Q
period 2019-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2019-03-21
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of March 21, 2019, was 4,960,710.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three- and nine-month period ended January 31, 2019, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2019	April 30, 2018
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$4,589,000	$4,294,000
Investments and securities	25,770,000	26,346,000
Accounts receivable:
Trade, net of $3,465 and $6,651 doubtful account allowance	2,034,000	2,545,000
Other	3,000	2,000
Income tax overpayment	854,000	747,000
Inventories, net	4,253,000	3,267,000
Prepaid expenses	310,000	603,000
Total Current Assets	37,813,000	37,804,000

Property and Equipment, net, at cost	1,008,000	1,076,000

Other Assets
Investment in Limited Land Partnership, at cost	293,000	293,000
Projects in process	132,000	—
Other	3,000	6,000
Total Other Assets	428,000	299,000

Intangible Assets, net	1,671,000	1,763,000

TOTAL ASSETS	$40,920,000	$40,942,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2019	April 30, 2018
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$302,000	$336,000
Dividends payable	1,713,000	1,580,000
Accrued expenses:
Payroll and related expenses	302,000	329,000
Property taxes	3,000	12,000
Total Current Liabilities	2,320,000	2,257,000

Long-Term Liabilities
Deferred income taxes	778,000	955,000
Total Long-Term Liabilities	778,000	955,000

Total Liabilities	3,098,000	3,212,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	1,730,000	2,249,000
Retained earnings	37,419,000	36,746,000
Less: treasury stock, 3,542,171 and 3,534,784 shares, at cost	(4,210,000)	(4,148,000)
Total Stockholders’ Equity	37,822,000	37,730,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$40,920,000	$40,942,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2019	Jan 31, 2019	Jan 31, 2018	Jan 31, 2018
Net Sales	$3,455,000	$10,551,000	$3,260,000	$8,597,000
Less: Cost of Goods Sold	(1,772,000)	(5,467,000)	(1,826,000)	(4,337,000)
Gross Profit	1,683,000	5,084,000	1,434,000	4,260,000

Operating Expenses
General and Administrative	294,000	911,000	313,000	833,000
Sales	531,000	1,611,000	512,000	1,371,000
Engineering	21,000	57,000	22,000	69,000
Rent Paid to Related Parties	5,000	14,000	5,000	14,000
Total Operating Expenses	851,000	2,593,000	852,000	2,287,000

Income From Operations	832,000	2,491,000	582,000	1,973,000

Other Income
Other	1,000	10,000	—	3,000
Dividend and Interest Income	471,000	816,000	376,000	811,000
Gain on Investments	169,000	74,000	123,000	94,000
Gain on Sale of Assets	—	—	—	4,000
	641,000	900,000	499,000	912,000

Income Before Provisions for Income Taxes	1,473,000	3,391,000	1,081,000	2,885,000

Provisions for Income Taxes:
Current Expense	291,000	799,000	281,000	852,000
Deferred Tax Expense	9,000	33,000	9,000	1,000
Total Income Tax Expense	300,000	832,000	290,000	853,000

Net Income	$1,173,000	$2,559,000	$791,000	$2,032,000

Cash Dividends
Common Stock ($0.38 per share)	$—	$1,886,000
Common Stock ($0.36 per share)			$—	$1,780,000

Income Per Share of Common Stock
Basic	$0.24	$0.52	$0.16	$0.41
Diluted	$0.24	$0.51	$0.16	$0.41

Weighted Average Number of Common Shares Outstanding
Basic	4,961,018	4,963,592	4,969,013	4,955,725
Diluted	4,981,518	4,984,092	4,989,513	4,976,225

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2019	Jan 31, 2019	Jan 31, 2018	Jan 31, 2018
Net Income	$1,173,000	$2,559,000	$791,000	$2,032,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	43,000	(595,000)	1,247,000	2,585,000
Reclassification adjustment for gains (losses) included in net income	(171,000)	(134,000)	(88,000)	(205,000)
Income tax benefit (expense) related to other comprehensive income	37,000	210,000	(485,000)	(995,000)
Other Comprehensive Income	(91,000)	(519,000)	674,000	1,385,000

Comprehensive Income	$1,082,000	$2,040,000	$1,465,000	$3,417,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months	Nine months
	ended	ended
	Jan 31, 2019	Jan 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,559,000	$2,032,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,000	163,000
(Gain) loss on sale of investments	(142,000)	(117,000)
Impairments on investments	68,000	23,000
Reserve for bad debts	(3,000)	13,000
Reserve for obsolete inventory	12,000	—
Deferred income taxes	33,000	1,000
(Gain) loss on sale of assets	—	(4,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	514,000	(636,000)
Inventories	(999,000)	(1,291,000)
Prepaid expenses	164,000	(359,000)
Other receivables	(2,000)	2,000
Income tax overpayment	(106,000)	(221,000)
Increase (decrease) in:
Accounts payable	(35,000)	239,000
Accrued expenses	(36,000)	(127,000)
Net cash provided by (used in) operating activities	2,275,000	(282,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	4,000
(Purchase) of property and equipment	(88,000)	(342,000)
Proceeds from sale of marketable securities	761,000	2,013,000
(Purchase) of marketable securities	(839,000)	(653,000)
(Purchase) of intangible assets	—	(1,624,000)
Net cash provided by (used in) investing activities	(166,000)	(602,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(62,000)	(3,000)
Dividends paid	(1,752,000)	(1,617,000)
Net cash provided by (used in) financing activities	(1,814,000)	(1,620,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	295,000	(2,504,000)

Cash and Cash Equivalents, beginning of period	4,294,000	6,456,000
Cash and Cash Equivalents, end of period	$4,589,000	$3,952,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$900,000	$1,320,000
Interest paid	$1,000	$—
Cash receipts for:
Income taxes	$—	$253,000

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of treasury stock as part of asset acquisition	$—	$200,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2019

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2018 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of adopting the applicable guidance, however the Company does not believe that the adoption of ASU 2018-09 will have a material impact on the Company’s financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 and ASU 2018-19 are effective for the Company on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted. Management is currently assessing the impact the new guidance will have on the Company’s financial statements.

Note 2: Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets funds. The investments in securities are classified as available-for-sale securities and are reported at fair value. Available-for-sale investments in debt securities mature between June 2019 and January 2044. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of January 31, 2019 and April 30, 2018, investments consisted of the following:

Investments at January 31, 2019	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$5,487,000	$65,000	$(88,000)	$5,464,000
Corporate bonds	56,000	1,000	—	57,000
REITs	89,000	—	(2,000)	87,000
Equity securities	16,532,000	2,933,000	(479,000)	18,986,000
Money markets and CDs	1,176,000	—	—	1,176,000
Total	$23,340,000	$2,999,000	$(569,000)	$25,770,000

Investments at April 30, 2018	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$5,984,000	$66,000	$(309,000)	$5,741,000
Corporate bonds	129,000	2,000	—	131,000
REITs	110,000	3,000	(7,000)	106,000
Equity securities	15,930,000	3,714,000	(311,000)	19,333,000
Money markets and CDs	1,035,000	—	—	1,035,000
Total	$23,188,000	$3,785,000	$(627,000)	$26,346,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $36,000 for the quarter, and recorded a loss of $68,000 for the nine months ended January 31, 2019. For the corresponding periods last year, management did not record a loss for the quarter, but did record a $23,000 impairment loss for the nine months ended January 31, 2018.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2019 and April 30, 2018, respectively.

Unrealized Loss Breakdown by Investment Type at January 31, 2019

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,678,000	$(33,000)	$618,000	$(55,000)	$3,296,000	$(88,000)
REITs	—	—	87,000	(2,000)	87,000	(2,000)
Equity securities	4,806,000	(351,000)	519,000	(128,000)	5,325,000	(479,000)
Total	$7,484,000	$(384,000)	$1,224,000	$(185,000)	$8,708,000	$(569,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2018

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$960,000	$(200,000)	$2,385,000	$(109,000)	$3,345,000	$(309,000)
REITs	55,000	(6,000)	27,000	(1,000)	82,000	(7,000)
Equity securities	2,545,000	(127,000)	823,000	(184,000)	3,368,000	(311,000)
Total	$3,560,000	$(333,000)	$3,235,000	$(294,000)	$6,795,000	$(627,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2019.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2019.

Note 3: Inventories

Inventories at January 31, 2019 and April 30, 2018 consisted of the following:

	January 31, 2019	April 30, 2018

Raw materials	$3,275,000	$2,450,000
Work in process	514,000	444,000
Finished goods	567,000	463,000
	4,356,000	3,357,000
Less: allowance for obsolete inventory	(103,000)	(90,000)
Totals	$4,253,000	$3,267,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	Three months ended Jan 31, 2019	Nine months ended Jan 31, 2019	Three months ended Jan 31, 2018	Nine months ended Jan 31, 2018
Net revenue:
Security alarm products	$2,735,000	$8,103,000	$2,715,000	$6,683,000
Cable & wiring tools	576,000	1,929,000	—	—
Other products	144,000	519,000	545,000	1,914,000
Total net revenue	$3,455,000	$10,551,000	$3,260,000	$8,597,000

Income from operations:
Security alarm products	$659,000	$1,972,000	$452,000	$1,534,000
Cable & wiring tools	138,000	415,000	—	—
Other products	35,000	104,000	130,000	439,000
Total income from operations	$832,000	$2,491,000	$582,000	$1,973,000

Depreciation and amortization:
Security alarm products	$37,000	$57,000	$10,000	$28,000
Cable & wiring tools	30,000	92,000
Other products	—	55,000	52,000	94,000
Corporate general	14,000	44,000	15,000	41,000
Total depreciation and amortization	$81,000	$248,000	$77,000	$163,000

Capital expenditures:
Security alarm products	$35,000	$35,000	$—	$260,000
Cable & wiring tools	—	—
Other products	37,000	37,000	—	—
Corporate general	16,000	16,000	16,000	81,000
Total capital expenditures	$88,000	$88,000	$16,000	$341,000

	January 31, 2019	April 30, 2018
Identifiable assets:
Security alarm products	$5,255,000	$4,564,000
Cable & wiring tools	2,679,000	2,347,000
Other products	842,000	1,521,000
Corporate general	32,144,000	32,510,000
Total assets	$40,920,000	$40,942,000

Note 6: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2019
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$1,173,000

Basic EPS	$1,173,000	4,961,018	$0.2364
Effect of dilutive securities:
Convertible preferred stock	—	20,500
Diluted EPS	$1,173,000	4,981,518	$0.2355

	For the nine months ended January 31, 2019
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net Income	$2,559,000

Basic EPS	$2,559,000	4,963,592	$0.5156
Effect of dilutive securities:
Convertible preferred stock	—	20,500
Diluted EPS	$2,559,000	4,984,092	$0.5134

	For the three months ended January 31, 2018
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net Income	$791,000

Basic EPS	$791,000	4,969,013	$0.1592
Effect of dilutive securities:
Convertible preferred stock	—	20,500
Diluted EPS	$791,000	4,989,513	$0.1585

	For the nine months ended January 31, 2018
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net Income	$2,032,000

Basic EPS	$2,032,000	4,955,725	$0.4100
Effect of dilutive securities:
Convertible preferred stock	—	20,500
Diluted EPS	$2,032,000	4,976,225	$0.4083

Note 7: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during both the quarters ending January 31, 2019 and 2018, respectively. Likewise, the Company paid matching contributions of approximately $7,000 during the nine-month period ending January 31, 2019 and $8,000 during the corresponding period the prior fiscal year.

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

Investments and Marketable Securities

As of January 31, 2019, our investments consisted of money markets, certificates of deposit, publicly traded equity securities, real estate investment trusts (REITS) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,464,000	$—	$5,464,000
Corporate Bonds	57,000	—	—	57,000
REITs	—	87,000	—	87,000
Equity Securities	18,986,000	—	—	18,986,000
Money Markets and CDs	1,176,000	—	—	1,176,000
Total fair value of assets measured on a recurring basis	$20,219,000	$5,551,000	$—	$25,770,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,741,000	$—	$5,741,000
Corporate Bonds	131,000	—	—	131,000
REITs	—	106,000	—	106,000
Equity Securities	19,333,000	—	—	19,333,000
Money Markets and CDs	1,035,000	—	—	1,035,000
Total fair value of assets measured on a recurring basis	$20,499,000	$5,847,000	$—	$26,346,000

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

The following discussion should be read in conjunction with the attached unaudited condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2018.

Executive Summary

The Company’s performance has improved through the three quarters, with increased sales, managing cost of sales numbers, and strong investment returns. This is due to the continuation of our quality USA made products with the ability for customization, our notable customer service, and the purchase of the assets of Labor Saving Devices, Inc. New challenges the Company has endured over the nine months of this fiscal year include continuing to get product out to customers in a timelier manner and to fill the stockroom with inventory to get back to shipping out core products the same day. Also, the price of raw materials has increased with the execution of tariffs by the US government and other factors. But management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $3,455,000 for the quarter ended January 31, 2019, which is a 5.98% increase from the corresponding quarter last year. Year-to-date net sales were $10,551,000 at January 31, 2019, which is a 22.73% increase from the same period last year. A significant part of growth in sales is a direct result of the asset purchase of Labor Saving Devices and having a new product line to sell as a result of the purchase. Also, our ongoing commitment to outstanding customer service and customization of products are a few of the many reasons sales remained steady over the years.
●	Cost of goods sold was 51.29% of net sales for the quarter ended January 31, 2019 and was 56.01% for the same quarter last year. Year-to-date cost of goods sold percentages were 51.81% for the current nine months and 50.45% for the corresponding nine months last year, which is just slightly over the target of less than 50% for both the quarter and year-to-date results. Management has seen increases in labor and materials costs but has decided not to increase the selling prices of our products at this time.
●	Operating expenses decreased by $1,000 for the quarter while they increased by $306,000 for the nine-months ended January 31, 2019 as compared to the corresponding periods last year. These increased costs are primarily due to increased commissions, amortization on the purchase of the assets of Labor Saving Devices and additional labor costs for employees that have been hired.

●	Income from operations for the quarter ended January 31, 2019 was at $832,000 which is a 42.96% increase from the corresponding quarter last year, which had income from operations of $582,000. Income from operations for the nine months ended January 31, 2019 was at $2,491,000, which is a 26.25% increase from the corresponding nine months last year, which had income from operations of $1,973,000.
●

Other income and expenses are up $142,000 when comparing to the current quarter to the same quarter last year. Comparatively, there is a slight decrease of $12,000 in other income and expenses for the year-to-date numbers. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments. With the continued growth in the performance of the stock market, decisions were made to sell holdings and take the realized gains. Additionally, dividends and interest payments exceeded expectations and many of our holdings had additional and increased dividend payouts.

●	Overall, net income for the quarter ended January 31, 2019 was up $382,000, or 48.29%, from the same quarter last year. Similarly, net income for the nine-month period ended January 31, 2019 was up $527,000, or 25.94%, from the same period in the prior year.
●	Earnings per common share for quarter ended January 31, 2019 were $0.24 per share and $0.52 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2018 were also $0.16 per share and $0.41 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $295,000 during the nine months ended January 31, 2019 as compared to a decrease of $2,504,000 during the corresponding period last year.
●

Accounts receivable decreased $514,000 for the nine months ended January 31, 2019 compared with a $636,000 increase for the same period last year. The current year decrease is a result of improved sales and collections of accounts receivable improved over last year. Management believes that approximately $3,000 of accounts over 90 days have a possibility of being uncollectible.

●	Inventories increased $999,000 during the current nine-month period as compared to an increase of $1,291,000 last year. The smaller increase in the current year is primarily due to increased sales and not having a large influx of inventory from the acquisition of assets from Labor Saving Devices last year.
●	Prepaid expenses saw a $164,000 decrease for the current nine months, primarily due to inventory being delivered that had been paid for in advance. The prior nine months showed a $359,000 increase in prepaid expenses.
●	Income tax overpayment for the nine months ended January 31, 2019 increased $106,000, as the overpayment also showed an increase of $221,000 for the same period the prior year. The main reason for the smaller current increase is that the Company has generated additional income with having another product line to sell.
●	Accounts payable shows a $35,000 decrease for the current nine-month period ended January 31, 2019 as compared to a $239,000 increase for the prior nine-month period. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.
●	Accrued expenses decreased $36,000 for the current nine-month period as compared to a $127,000 decrease for the nine-month period ended January 31, 2018.

Investing

●	As for our investment activities, the Company spent approximately $88,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, where there was activity of $342,000.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2019 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2019 was $839,000 compared to $653,000 spent in the prior nine-month period. The Company continues to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine-month period ended January 31, 2019, the Company purchased $62,000 worth of treasury stock. This is in comparison to $3,000 spent in the same nine months period the prior year.
●	The company paid out dividends of $1,752,000 during the nine months ending January 31, 2019. These dividends were paid during the second quarter. The company declared a dividend of $0.38 per share of common stock on September 30, 2018 and these dividends were paid by October 31, 2018. As for the prior year numbers, dividends paid was $1,617,000 for the nine months ending January 31, 2018. A dividend of $0.36 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	January 31, 2019	January 31, 2018
Working capital
(current assets – current liabilities)	$35,493,000	$36,407,000
Current ratio
(current assets / current liabilities)	16.299	18.596
Quick ratio
((cash + investments + AR) / current liabilities)	13.963	16.394

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.
●	An updated version of the pool access alarm is currently at ETL for listing approval. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.
●	We continue to work on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.
●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our pool access alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of adopting the applicable guidance, however the Company does not believe that the adoption of ASU 2018-09 will have a material impact on the Company’s financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” Subsequently, in November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 and ASU 2018-19 are effective for the Company on May 1, 2020, including interim periods within those fiscal periods, with early adoption permitted. Management is currently assessing the impact the new guidance will have on the Company’s financial statements.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2019. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We continue to operate with recently hired accounting and financial personnel. A new accounting professional was hired in 2018 to fill the Controller position. Training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2019.

Period	Number of shares repurchased
November 1, 2018 – November 30, 2018	200
December 1, 2018 – December 31, 2018	537
January 1, 2019 – January 31, 2019	200

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

George Risk Industries, Inc.
(Registrant)

Date	March 21, 2019	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

