Form 10-K
period 2019-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2019-08-13
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 000–05378

George Risk Industries, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84–0524756
(State of incorporation)	(IRS Employer Identification No.)

802 South Elm St., Kimball, NE (Address of principal executive offices)	69145 (Zip Code)

Registrant’s telephone number (308) 235–4645

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

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

Yes [  ] No [X]

The aggregate market value, as of August 6, 2019, of the common stock (based on the average of the bid and asked prices of the shares on the OTCM of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $16,623,000.

The number of outstanding shares of the common stock as of August 6, 2019 was 4,952,310.

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

Products, Market, and Distribution

The Company designs, manufactures, and sells computer keyboards, push-button switches, burglar alarm components and systems, pool alarms, water sensors, and wire and cable installation tools. Their Telemark division, which concentrates on selling products for security purposes, comprises of approximately 94 percent of net revenues and are sold through distributors and alarm dealers/installers.

The security segment has approximately 1,000 current customers. One of the distributors, Ademco, Inc. (previously known as ADI), accounts for approximately 41.4 percent of the Company’s sales of these products. Anixter, Inc. (which finalized the purchased Tri Ed Distribution in 2018) accounts for another 10.7 percent of Company sales. Loss of these distributors would be significant to the Company. However, both companies have purchased from the Company for many years and are expected to continue. Also, the Company has a written agreement with Ademco. This agreement was signed in February 2011 and was initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

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

The Company owns the manufacturing and some of the office facilities. Total square footage of the plant in Kimball, Nebraska is approximately 50,000 sq. ft. Additionally, the Company leases 15,000 square feet for $1,535 per month with Bonita Risk. Bonita Risk is a director of the Company.

The Company also owns a building in Gering, NE that is 7,200-sq. ft. in size. This is used for manufacturing. Currently, there are 35 employees at the Gering site.

Item 3	Legal Proceedings

None.

Item 4	Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholders’ Matter

Principal Market

The Company’s Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information

2019 Fiscal Year	High	Low
May 1—July 31	8.68	8.25
August 1—October 31	8.70	8.10
November 1—January 31	8.66	8.05
February 1—April 30	8.70	8.05

2018 Fiscal Year	High	Low
May 1—July 31	8.50	8.05
August 1—October 31	8.50	8.02
November 1—January 31	8.45	7.90
February 1—April 30	8.70	8.20

On September 30, 2018, a dividend of $.38 per common share was declared for the fiscal year ended April 30, 2019.

For the prior fiscal year, a dividend of $.36 per common share was declared on September 30, 2017.

The number of holders of record of the Company’s Class A Common Stock as of April 30, 2019, was approximately 1,140.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the Company’s common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2019 Fiscal Year	Number of shares repurchased
May 1—July 31	650
August 1—October 31	5,800
November 1—January 31	937
February 1—April 30	2,100

2018 Fiscal Year	Number of shares repurchased
May 1—July 31	325
August 1—October 31	0
November 1—January 31	100
February 1—April 30	850

There are still approximately 254,000 shares available to be repurchased under the current resolution.

Item 6	Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

George Risk Industries, Inc. (GRI) (the “Company”) is a diversified manufacturer of electronic components, encompassing the security industry’s widest variety of door and window contact switches, environmental products, wire and cable installation tools, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 11.4% of revenues for fiscal year 2019 and 13.0% for 2018.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The Company has substantial marketable securities holdings and these holding have a material impact on the financial results. For the fiscal year ending April 30, 2019, other income accounted for 23.97% of income before income taxes. In comparison, other income accounted for 29.72% of the income before income taxes for the year ending April 30, 2018. Management’s philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. And over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

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

Liquidity and Capital Resources

Operating

Net cash increased by $579,000 during the year ended April 30, 2019 compared to a decrease of $2,162,000 during the year ended April 30, 2018. Accounts receivable increased by $155,000 during the current year while showing a $701,000 increase in the prior year. The current smaller increase in cash flow from accounts receivable is result of collecting on accounts at a slightly faster pace than last year. At April 30, 2019, 72.17% of receivables were less than 60 days and 5.87% were over 90 days. In comparison, 71.05% of the receivables were considered current (less than 60 days) and 10.81% of the total were over 90 days past due for the prior year during the same period.

Inventories increased by $1,316,000 in fiscal year ended April 30, 2019 while the prior year showed an increase of $980,000 at year end. The current year increase is a result of having inventory available in relation to the increase in sales.

Prepaid expenses decreased by $207,000 while they increased $403,000 in the current and prior year, respectively. The decrease in the current year is due not having as many prepayments of raw materials at year end and not having to renew multi-year subscriptions.

Income tax overpayments decreased by $489,000 for the year ended April 30, 2019. This decrease in the current year is a result of having more sales and income in comparison to the calculated income tax estimates.

For the year ended April 30, 2019, accounts payable decreased by $130,000 as compared to an increase of $268,000 for the same period the year before. The change in cash with regards to accounts payable is largely based on timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses increased $15,000 for the year ended April 30, 2019, due to an increase in commissions over the prior year.

Investing

As for investment activities, $154,000 was spent on purchases of property and equipment during the current fiscal year, compared to $533,000 during the year ended April 30, 2018. Most of these capitalized costs were purchases of new machinery and equipment. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2019 was $942,000 versus the $767,000 spent for the corresponding period last year. Conversely, net proceeds from the sale of marketable securities were $766,000 and $2,033,000 at April 30, 2019 and 2018, respectively. The Company uses “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

Financing

Cash used in financing activities consists of two items. First, for the year ended April 30, 2019, $1,752,000 was spent on the payment of dividends. The Company declared a dividend of $0.38 per share of common stock on September 30, 2018 for the current year, while a $0.36 per share of common stock dividend was declared on September 30, 2017 was issued in the prior year. Furthermore, the Company continues to purchase back its common stock when the opportunity arises. For the year ended April 30, 2019, the Company purchased $79,000 of treasury stock and $10,000 was bought back for the year ended April 30, 2018. We have been actively searching for stockholders that have been “lost” over the years. The payment of dividends over the last fourteen fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

At April 30, 2019, working capital increased 6.096% in comparison to the previous fiscal year. The Company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The Company’s quick ratio increased to 15.316 for the year ended April 30, 2019 compared to 14.703 for the year ended April 30, 2018.

Results of Operations

GRI completed the fiscal year ending April 30, 2019 with a net profit of 23.25% of net sales. Net sales were at $14,126,000, up 18.397% over the previous year. The increase in sales is a combined result of having a whole year of a new product line to sell (our cable and wiring tools product line) and continued growth with the legacy product lines. Cost of goods sold was 51.86% of net sales for the year ended April 30, 2019 and 52.94% for the same period last year. Management’s goal is to keep the cost of goods sold percentage of less than 50%, but since wages and other expenses have increased while the Company’s prices haven’t increased to customers is the reason why the cost of goods percentage is just past Management’s goal.

Operating expenses were 24.73% of net sales for the year ended April 30, 2019 as compared to 26.18% for the corresponding period last year. Management’s goal is to keep the operating expenses around 30% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2019 was at $3,306,000, which is a 32.66% increase from the corresponding period last year, which had income from operations of $2,492,000.

Other income and expense results for the fiscal year ended April 30, 2019 produced a gain of $1,042,000. This is in comparison to a gain of $1,054,000 for the fiscal year ended April 30, 2018. Dividend and interest income was $981,000, which is up 2.19% over the prior year. Dividend and interest income at April 30, 2018 was $960,000. Net gain on the sale of investments for the current fiscal year was $61,000, which is a 69.5% decrease over the prior year. Net gain on the sale of investments for the fiscal year ending April 30, 2018 was $200,000.

Net income for the year ended April 30, 2019 was $3,284,000, which is up 28.99% from the prior year, which produced net income of $2,546,000. Basic and diluted earnings per common share (EPS) for the year ended April 30, 2019 was $0.66 per share. Basic and diluted earnings per common share (EPS) for the year ended April 30, 2018 was $0.51 per share.

Management is hopeful that sales will continue to increase for the fiscal year ending April 30, 2020. With the purchase of the assets from Labor Saving Devices, Inc., the Company has seen an overall increase in sales, and we have also seen growth in our existing product lines as well. Our Security sales division, which is our largest sales generator, is directly tied to the housing industry and we normally experience the same fluctuations. We are always researching and developing new products that will help our sales increase. While only a few new or improved products were successfully launched in fiscal year 2019, we are confident that more new products will be released soon, and we are searching for products that complement our current offerings. Management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Due to the Company’s strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing techniques and established customers to deliver new products and increase sales and profits.

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

Engineering continues to work on a high security switch. A triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.

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

There have been several new products that have been introduced for our cable and wiring tools segment. They are listed below:

Black Light Rod Kits; these Fiberfuse™ rod kits are vibrant green in daylight, invisible in the dark, yet glow brilliantly under a black light flashlight. These kits are available in two popular sizes; 30’ & 36’. Used for surveillance wiring by security companies, private detectives and government agencies for top secret and covert installations.

Auto Noodle with Retriever Loop; the Auto Noodle is a coated, pliable 24” long noodle with an attachable, flexible loop perfect for tying wires to push or pull through difficult and hard to reach areas such as engines, dashboards, under seats, etc. The other end has a strong neodymium magnet which comes in handy for picking up dropped screws, bolts and even tools. The Auto Noodle is great for coach builders, recreational vehicles, agricultural equipment, trailers and much more.

We have reconfigured and reintroduced several of the popular Labor Saving Device’s Tool Kits; the Basic Installer Apprentice Kit, the All-Tool Mate Standard Threaded Tool Kit and the Roy Rods All-Tool Mate Master Tool Kit which is quick connect compared to the threaded. These kits contain a variety of must have LSDI products including Fiberfuse ™ rods, drill bits, soldering kits and tools in a convenient carrying case.

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

Marketable securities—The Company has investments in publicly traded equity securities, state and municipal debt securities, corporate bonds and real-estate investment trusts (REITs). The investments in securities are classified as available-for-sale securities and are reported at fair value. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

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

Related Party Transactions — The Company leases a building from Bonita Risk. Bonita Risk is a director and an employee of the Company and is the majority holder of George Risk Industries, Inc. stock. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $18,420 for each of the fiscal years ended April 30, 2019 and 2018.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,224,000 for the year ended April 30, 2019 and $3,819,000 for the year ended April 30, 2018. The Company also received interest income from FirsTier Bank in the amount of approximately $63,400 for the fiscal year ended April 30, 2019 and approximately $33,200 was received for the fiscal year ended April 30, 2018.

Item 8	Financial Statements

Index to Financial Statements

George Risk Industries, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors

George Risk Industries, Inc.

Kimball, Nebraska

Opinion of the Financial Statements

We have audited the accompanying balance sheets of George Risk Industries, Inc. (the Company) as of April 30, 2019 and 2018, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended April 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 13, 2019

George Risk Industries, Inc.

Balance Sheets

As of April 30, 2019 and 2018

	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	$4,873,000	$4,294,000
Investments and securities	27,291,000	26,346,000
Accounts receivable:
Trade, net of $9,321 and $6,651 doubtful account allowance for 2019 and 2018, respectively	2,696,000	2,545,000
Other	6,000	2,000
Income tax overpayment	259,000	747,000
Inventories, net	4,583,000	3,267,000
Prepaid expenses	282,000	603,000
Total Current Assets	$39,990,000	$37,804,000

Property and Equipment, at cost, net	984,000	1,076,000

Other Assets
Investment in Limited Land Partnership, at cost	293,000	293,000
Projects in process	117,000	—
Other	3,000	6,000
Total Other Assets	$413,000	$299,000

Intangible Assets, net	1,640,000	1,763,000

TOTAL ASSETS	$43,027,000	$40,942,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Balance Sheets (Continued)

As of April 30, 2019 and 2018

	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$206,000	$336,000
Dividends payable	1,714,000	1,580,000
Accrued expenses:
Payroll and related expenses	356,000	329,000
Property taxes	—	12,000
Total Current Liabilities	$2,276,000	$2,257,000

Long-Term Liabilities
Deferred income taxes	1,198,000	955,000
Total Long-Term Liabilities	$1,198,000	$955,000

Total Liabilities	$3,474,000	$3,212,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	2,752,000	2,249,000
Retained earnings	38,145,000	36,746,000
Less: treasury stock, 3,544,271 and 3,534,784 shares, at cost	(4,227,000)	(4,148,000)
Total Stockholders’ Equity	$39,553,000	$37,730,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$43,027,000	$40,942,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Income Statements

For the years ended April 30, 2019 and 2018

	Year ended	Year ended
	April 30, 2019	April 30, 2018

Net Sales	$14,126,000	$11,931,000
Less: Cost of Goods Sold	(7,326,000)	(6,316,000)
Gross Profit	6,800,000	5,615,000

Operating Expenses:
General and Administrative	1,235,000	1,127,000
Sales	2,167,000	1,888,000
Engineering	74,000	90,000
Rent Paid to Related Parties	18,000	18,000
Total Operating Expenses	3,494,000	3,123,000

Income From Operations	3,306,000	2,492,000

Other Income (Expense)
Other	11,000	(112,000)
Interest Expense	(1,000)	—
Dividend and Interest Income	981,000	960,000
Gain (Loss) on Sale of Investment	61,000	200,000
Gain (Loss) on Sale of Assets	(10,000)	6,000
	1,042,000	1,054,000

Income Before Provisions for Income Taxes	4,348,000	3,546,000

Provisions for Income Taxes
Current Expense	1,024,000	972,000
Deferred tax (benefit) expense	40,000	28,000
Total Income Tax Expense	1,064,000	1,000,000

Net Income	$3,284,000	$2,546,000

Earnings Per Share of Common Stock
Basic	$0.66	$0.51
Diluted	$0.66	$0.51

Weighted Average Number of Common Shares Outstanding (Basic)	4,962,547	4,958,769
Weighted Average Number of Common Shares Outstanding (Diluted)	4,983,047	4,977,584

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2019 and 2018

	Year ended	Year ended
	April 30, 2019	April 30, 2018

Net Income	$3,284,000	$2,546,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	895,000	1,351,000
Less: reclassification adjustment for (gains) losses included in net income	(188,000)	(321,000)
Income tax expense related to other comprehensive income	(204,000)	(20,000)
Other Comprehensive Income	503,000	1,010,000

Comprehensive Income	$3,787,000	$3,556,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2019 and 2018

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2017	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Shares given as part of LSDI asset acquisition

Dividend declared at $0.36 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2018	4,100	99,000	8,502,881	850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.38 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2019	4,100	$99,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2019 and 2018

	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Paid-In Capital	Shares	Amount	Income	Earnings	Total
$1,736,000	3,557,606	$(4,140,000)	$1,239,000	$35,981,000	$35,765,000

—	1,275	(10,000)	—	—	(10,000)

198,000	(24,097)	2,000	—	—	200,000

—	—	—	—	(1,781,000)	(1,781,000)

—	—	—	1,010,000	—	1,010,000

—	—	—	—	2,546,000	2,546,000

1,934,000	3,534,784	(4,148,000)	2,249,000	36,746,000	37,730,000

—	9,487	(79,000)	—	—	(79,000)

—	—	—	—	(1,885,000)	(1,885,000)

—	—	—	503,000	—	503,000

—	—	—	—	3,284,000	3,284,000

$1,934,000	3,544,271	$(4,227,000)	$2,752,000	$38,145,000	$39,553,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2019	April 30, 2018

Cash Flows From Operating Activities:
Net Income	$3,284,000	$2,546,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,000	257,000
(Gain) loss on sale of investments	(129,000)	(231,000)
Impairment on investments	68,000	31,000
Bad debt expense	3,000	3,000
Reserve for obsolete inventory	—	17,000
(Gain) loss on sale of assets	10,000	(6,000)
Deferred income taxes	40,000	28,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(155,000)	(701,000)
Inventories	(1,316,000)	(980,000)
Prepaid expenses	207,000	(403,000)
Other receivables	(5,000)	2,000
Income tax overpayment	489,000	(494,000)
Increase (decrease) in:
Accounts payable	(130,000)	268,000
Accrued expense	15,000	33,000
Net cash provided by (used in) operating activities	2,735,000	370,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	5,000	6,000
(Purchase) of property and equipment	(154,000)	(533,000)
Proceeds from sale of marketable securities	766,000	2,033,000
(Purchase) of marketable securities	(942,000)	(767,000)
(Purchase) of intangible asset	—	(1,624,000)
(Purchase) of long-term investment	—	(20,000)
Net cash provided by (used in) investing activities	(325,000)	(905,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(79,000)	(10,000)
Dividends paid	(1,752,000)	(1,617,000)
Net cash provided by (used in) financing activities	(1,831,000)	(1,627,000)

Net Increase (Decrease) in Cash and Cash Equivalents	579,000	(2,162,000)

Cash and Cash Equivalents, beginning of period	4,294,000	6,456,000

Cash and Cash Equivalents, end of period	$4,873,000	$4,294,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$1,200,000	$1,760,000
Interest expense	1,000	—

Cash receipts for:
Income taxes	$589,000	$294,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Notes to Financial Statements

April 30, 2019

1.	Nature of Business and Summary of Significant Accounting Policies

George Risk Industries, Inc. (GRI or the Company) was incorporated in 1967 in Colorado. The Company is presently engaged in the design, manufacture, and sale of computer keyboards, push button switches, burglar alarm components and systems, pool alarms, EZ Duct wire covers, water sensors and wire and cable installation tools.

Nature of Business — The Company is engaged in the design, manufacture, and marketing of custom computer keyboards, push-button switches, proximity sensors, security alarm components, pool alarms, liquid detection sensors, raceway wire covers, wire and cable installation tools and various other sensors and devices.

Cash and Cash Equivalents — The Company considers all investments with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Allowance for Doubtful Accounts — Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. The Company performs continuing credit evaluations of its customers’ financial condition and the Company generally does not require collateral.

The Company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The Company has a limited number of customers with individually substantial amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The Company has recorded an allowance for doubtful accounts of $9,321 for the year ended April 30, 2019 and $6,651 for the year ended April 30, 2018. For the fiscal year ended April 30, 2019, bad debt expense was $3,807. For the fiscal year ended April 30, 2018, bad debt expense was $3,345.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the average cost-pricing method. The Company uses standard costs to price its manufactured inventories approximating average costs.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Property and Equipment — Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

Classification	Useful Life in Years	2019 Cost	2018 Cost
Dies, jigs, and molds	3–7	$1,808,000	$1,808,000
Machinery and equipment	5–10	1,533,000	1,414,000
Furniture and fixtures	5–10	142,000	145,000
Leasehold improvements	5–32	256,000	250,000
Buildings	20–39	853,000	853,000
Automotive	3–5	89,000	90,000
Software	2–5	390,000	382,000
Land	N/A	13,000	13,000
Total		5,084,000	4,955,000
Accumulated depreciation		(4,100,000)	(3,879,000)
Net		$984,000	$1,076,000

Depreciation expense of $231,000 and $195,000 was charged to operations for the years ended April 30, 2019 and 2018, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Investment in Limited Land Partnership — In November 2002, the Company purchased 6.67% of a prime 22-acre land parcel for development in Winter Park-Grand County, CO for investment purposes for a total of $200,000. The goal was to hold the property for resale(s) in 2-5 years, but many efforts to sell the property have not materialized. Over the years, there have been a total of $93,000 of additional contributions to aid in improvements and recurring expenses such as debt service, utilities, taxes, maintenance, insurance and professional fees. Management has evaluated this investment and does not believe there is any impairment and that the full cost will be recovered when sold.

Intangible Assets — Intangible assets are amortized on a straight-line basis over their estimated useful lives, unless it is determined their lives to be indefinite. The two intangible assets currently being amortized are (1) a non-compete agreement with a useful live of 5 years and (2) intellectual property with a useful live of 15 years. As of April 30, 2019, the Company had $1,640,000 of net intangible asset costs, while the net intangible assets costs at April 30, 2018 were $1,763,000. Amortization expense was $123,000 for the year ended April 30, 2019 and $61,000 for the year ended April 30, 2018.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

As of April 30, 2019, future amortization of intangible assets is expected as follows:

Fiscal year end	Amortization amount
2020	$123,000
2021	$123,000
2022	$123,000
2023	$122,000
2024	$121,000
Thereafter	$1,028,000
$1,640,000

Basic and Diluted Earnings per Share — The Company computes earnings per share in accordance with ASC 260-10-45 Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings per share are equal.

Advertising — Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $245,000 and $213,000 for the years ended April 30, 2019 and 2018, respectively.

Income Taxes — Deferred tax assets and liabilities are recorded for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred tax items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets or liabilities result in a deferred tax asset, we evaluate the probability of realizing the future benefits comprising that asset and record a valuation allowance if considered necessary.

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. Interest and penalties accrued on uncertain tax positions are recorded as income tax expense.

Accounting Estimates — The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments — Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments, including cash equivalents, certain investments and short-term debt, are recorded at cost, which approximates fair value. The fair values of long-term debt and financial instruments are disclosed in Note 11.

Revenue Recognition — Effective May 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The Company recognizes product revenue using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped. The Company recognizes product returns as they receive them.

Comprehensive Income — US GAAP requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

Segment Reporting and Related Information — The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2019, the Company operated in three segments organized by security line products, cable and wiring tools (Labor Saving Devices - LSDI) products, and all other products. See Note 9 for further segment information disclosures.

Reclassifications — Certain reclassifications have been made to conform to the current year presentation. The total net income and equity are unchanged due those reclassifications.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements — In May 2014, FASB issued ASU 2014-09, on Revenue from Contracts with Customers. The updated guidance modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date. Accordingly, the update is effective for the Company in the first quarter of fiscal 2019 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This new ASU provides more specific guidance on certain aspects of Topic 606. The Company has analyzed the effect of the standard from its revenue streams to evaluate the impact of the new standard on revenue contracts. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment was the adoption of the new revenue recognition standard will not have a material impact on its financial statements. The Company adopted the standard in the first quarter of fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning May 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. During the first quarter of 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to amend ASU 2016-02. This amendment exempts both lessees and lessors from having to provide certain prior year interim disclosure information in the fiscal year in which a company adopts the new leases standard. The Company will adopt the ASUs in the first quarter of fiscal 2020 and the Company’s accounting systems will be upgraded to comply with the requirements of the new standard, however, the adoption of ASU 2016-02 is not anticipated to have a material impact on the Company’s financial statements and related disclosures.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of adopting the applicable guidance; however the Company does not believe that the adoption of ASU 2018-09 will have a material impact on the Company’s financial statements and related disclosures.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” “ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” “Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and “ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” which provided additional implementation guidance on the previously issued ASU. The ASU is effective for fiscal years beginning after December 15, 2020. The ASU requires a modified retrospective adoption method. The Company is still evaluating the impact of adoption on its financial statements and disclosures.

Subsequent Events – Management has evaluated all events or transactions that occurred after April 30, 2019 through August 13, 2019 the report date of the financial statements. During this period, the Company did not have any material recognizable subsequent events.

2.	Inventories

Inventories at April 30, 2019 and 2018, consisted of the following:

	2019	2018
Raw materials	$3,644,000	$2,450,000
Work in process	389,000	444,000
Finished goods	641,000	463,000
	4,674,000	3,357,000
Less: allowance for obsolete inventory	(91,000)	(90,000)
Inventories, net	$4,583,000	$3,267,000

3.	Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, REITs, money markets, certificates of deposits and hedge funds. The investments in securities, which include all investments except for the hedge funds, are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between June 2019 and January 2044. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of April 30, 2019 and 2018, investments consisted of the following:

Investments at		Gross	Gross
April 30, 2019	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$5,459,000	$79,000	$(55,000)	$5,483,000
Corporate bonds	$26,000	$-	$-	$26,000
REITs	$89,000	$1,000	$(6,000)	$84,000
Equity securities	$16,618,000	$4,143,000	$(296,000)	$20,465,000
Money Markets and CDs	$1,233,000	$-	$-	$1,233,000
Total	$23,425,000	$4,223,000	$(357,000)	$27,291,000

Investments at		Gross	Gross
April 30, 2018	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$5,984,000	$66,000	$(309,000)	$5,741,000
Corporate bonds	$129,000	$2,000	$-	$131,000
REITs	$110,000	$3,000	$(7,000)	$106,000
Equity securities	$15,930,000	$3,714,000	$(311,000)	$19,333,000
Money Markets and CDs	$1,035,000	$-	$-	$1,035,000
Total	$23,188,000	$3,785,000	$(627,000)	$26,346,000

The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $68,000 for the year ended April 30, 2019 and $31,000 for the year ended April 30, 2018.

3.	Investments, continued

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2019 and 2018.

Unrealized Loss Breakdown by Investment Type at April 30, 2019

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$772,000	$(4,000)	$580,000	$(50,000)	$1,352,000	$(54,000)
REITs	$—	$—	$32,000	$(6,000)	$32,000	$(6,000)
Equity securities	$932,000	$(102,000)	$1,652,000	$(195,000)	$2,584,000	$(297,000)
Total	$1,704,000	$(106,000)	$2,264,000	$(251,000)	$3,968,000	$(357,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2018

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$960,000	$(200,000)	$2,385,000	$(109,000)	$3,345,000	$(309,000)
REITs	$55,000	$(6,000)	$27,000	$(1,000)	$82,000	$(7,000)
Equity securities	$2,545,000	$(127,000)	$823,000	$(184,000)	$3,368,000	$(311,000)
Total	$3,560,000	$(333,000)	$3,235,000	$(294,000)	$6,795,000	$(627,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2019.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings and does not consider these investments to be other-than-temporarily impaired at April 30, 2019.

4.	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $10,000 were paid for each of the fiscal years ending April 30, 2019 and 2018 respectively.

5.	Stockholders’ Equity

Preferred Stock—Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2019 and 2018.

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

During the fiscal year ended April 30, 2019, the Company purchased 9,487 shares of Class A common stock. This was initiated by stockholders contacting the Company.

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

	April 30, 2019
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,284,000
Basic EPS	$3,284,000	4,962,547	$.6618
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0028)
Diluted EPS	$3,284,000	4,983,047	$.6590

	April 30, 2018
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,546,000
Basic EPS	$2,546,000	4,958,769	$.5134
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0019)
Diluted EPS	$2,546,000	4,977,584	$.5115

7.	Commitments, Contingencies, and Related Party Transactions

The Company leases a building from Bonita Risk. Bonita Risk is a majority stockholder, a director and employee of the Company. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This lease requires a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement per year was $18,420 for the fiscal years ended April 30, 2019 and 2018.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day to day banking operations. Year end balances of accounts held at this bank are $4,224,000 for the year ended April 30, 2019 and $3,819,000 for the year ended April 30, 2018. The Company also received interest income from FirsTier Bank in the amount of approximately $63,400 for the year ended April 30, 2019 and $33,200 for the year ended April 30, 2018.

8.	Income Taxes

Reconciliation of income taxes with Federal and State taxable income:

	2019	2018
Income before income taxes	$4,348,000	$3,546,000
State income tax deduction	(265,000)	(192,000)
Interest and dividend income	(658,000)	(669,000)
Domestic production activities deduction	—	(243,000)
Nondeductible expenses and timing differences	136,000	150,000
Taxable income	$3,561,000	$2,592,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

	2019	2018
Income tax provision at statutory rate	$1,252,000	$1,327,000
Increase (decrease) income taxes resulting from:
State income taxes	(76,000)	(72,000)
Interest and dividend income	(190,000)	(250,000)
Domestic production activities	—	(91,000)
Deferred taxes	40,000	28,000
Other temporary and permanent differences	38,000	58,000
Income tax expense	$1,064,000	$1,000,000

Federal tax rate	21.00%	29.72%
State tax rate	7.81%	7.70%
Blended statutory rate	28.81%	37.42%

Deferred tax assets (liabilities) consist of the following components at April 30, 2019 and 2018:

	2019	2018
Deferred tax assets (liabilities):
Depreciation	(141,000)	(161,000)
Inventory valuation	26,000	26,000
Allowance for doubtful accounts	3,000	2,000
263A adjustment	—	58,000
Accrued vacation	28,000	30,000
Accumulated unrealized (gain)/loss on investments	(1,114,000)	(910,000)
Net deferred tax assets (liabilities)	$(1,198,000)	$(955,000)

9.	Business Segments

The following is financial information relating to industry segments:

	Quarter ended	Year ended	Year ended
	April 30,	April 30,	April 30,
	2019	2019	2018
Net revenue:
Security alarm products	$2,872,000	$11,006,000	$8,423,000
Cable & wiring tools	527,000	2,431,000	1,326,000
Other products	175,000	689,000	2,182,000
Total net revenue	$3,574,000	$14,126,000	$11,931,000

Income from operations:
Security alarm products	654,000	2,656,000	1,759,000
Cable & wiring tools	120,000	488,000	277,000
Other products	40,000	162,000	456,000
Total income from operations	$814,000	$3,306,000	$2,492,000

Depreciation and amortization:
Security alarm products	38,000	95,000	37,000
Cable & wiring tools	31,000	123,000	62,000
Other products	19,000	74,000	103,000
Corporate general	18,000	62,000	55,000
Total depreciation and amortization	$106,000	$354,000	$257,000

Capital expenditures:
Security alarm products	39,000	75,000	280,000
Cable & wiring tools	—	—	—
Other products	19,000	56,000	172,000
Corporate general	8,000	23,000	81,000
Total capital expenditures	$66,000	$154,000	$533,000

	April 30, 2019	April 30, 2018
Identifiable assets:
Security alarm products	6,179,000	4,561,000
Cable & wiring tools	2,713,000	2,347,000
Other products	842,000	1,521,000
Corporate general	33,293,000	32,510,000
Total assets	$43,027,000	$40,942,000

10.	Concentrations

The Company maintains the majority of its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2019 and 2018, the Company had uninsured balances of $4,082,000, and $3,591,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

Management also has cash funds with Wells Fargo Bank with uninsured balances of $399,000 and $224,000 for the years ending April 30, 2019 and 2018, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

The Company has sales to a security alarm distributor representing 41% of total sales for the year ended April 30, 2019 and 34% of total sales for the year ended April 30, 2018. This distributor accounted for 61% and 55% of accounts receivable at April 30, 2019 and 2018, respectively. Security switch sales made up 78% of total sales for the fiscal year ended April 30, 2019 and 71% of total sales for the fiscal year ended April 30, 2018.

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

Investments and Marketable Securities

As of April 30, 2019, The Company’s investments consisted of money markets, publicly traded equity securities, REITs as well as certain state and municipal debt securities and corporate bonds. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds and REITs; the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$5,483,000	—	$5,483,000
Corporate Bonds	$26,000	—	—	$26,000
REITs	—	$84,000	—	$84,000
Equity Securities	$20,465,000	—	—	$20,465,000
Money Markets and CDs	$1,233,000	—	—	$1,233,000
Total fair value of assets measured on a recurring basis	$21,724,000	$5,567,000	—	$27,291,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$5,741,000	—	$5,741,000
Corporate Bonds	$131,000	—	—	$131,000
REITs	—	$106,000	—	$106,000
Equity Securities	$19,333,000	—	—	$19,333,000
Money Markets and CDs	$1,035,000	—	—	$1,035,000
Total fair value of assets measured on a recurring basis	$20,499,000	$5,847,000	—	$26,346,000

12.	Asset Purchase

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

Evaluation of disclosure controls and procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2019 our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective for the years ended of April 30, 2019 and 2018, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Because of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of April 30, 2019 and 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 9B	Other Information

None.

Part III

Item 10	Directors and Executive Officers of the Registrant

(a & b)	Identification of Directors and Executive Officers

All the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2019, is furnished with respect to each director and executive officer:

Name	Principal Occupation or Employment	Age	Director or Officer Since
Stephanie M. Risk-McElroy	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	47	August 8,1999
Sharon Westby	Secretary/Treasurer	67	June 16, 2006
Donna Debowey	Director, retired GRI plant manager	81	July 12, 2005
Joel H. Wiens	Director, FirsTier Banks	89	September 6, 2007
Bonita P. Risk	Director, Stock Transfer Agent at GRI	69	March 15, 2013
Jerry Knutsen	Director, retired business owner	76	August 29, 2016

The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2019:

Name	Director’s Fees Paid	Stock Awards	Option Awards	Non-equity incentive plan compen-sation	Non-qualified deferred compensation earnings	Total
Stephanie Risk-McElroy (1)	—	—	—	—	—	—
Sharon Westby (1)	—	—	—	—	—	—
Jerry Andersen (2)	$200	—	—	—	—	$200
Donna Debowey (2)	$200	—	—	—	—	$200
Joel H. Wiens (2)	$200	—	—	—	—	$200
Bonita P. Risk (1)	—	—	—	—	—	—
Jerry Knutsen	—	—	—	—	—	—

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2019, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2019 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11	Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the Company to executive officers for services rendered in all capacities during each of the Company’s fiscal years ended April 30, 2019 and 2018.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Bonita Risk, Director,	2019	$38,000	$—	—	—	—	—	$102,000	$140,000
Shareholder, Employee	2018	$36,000	$—	—	—	—	—	$84,000	$120,000

Stephanie Risk-McElroy,	2019	$87,000	$—	—	—	—	—	$33,000	$120,000
CEO/CFO, Director, Shareholder	2018	$83,000	$—	—	—	—	—	$27,000	$110,000

Scott McMurray,	2019	$25,000	$—	—	—	—	—	$77,000	$102,000
Director of Sales	2018	$24,000	$—	—	—	—	—	$63,000	$87,000

Bonita Risk, Stephanie Risk-McElroy, and Scott McMurray receive a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2019 and 2018.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 4,958,610 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2019. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)	% of Class of Stock Outstanding (3)
Executive Officers and Directors:
Bonita Risk – Director	2,948,211	59.46%
The above director has beneficial ownership over the Kenneth Risk Trust that owns 2,187,056 shares, Bonita Risk Family Irrevocable Trust that owns 732,470 shares, and 28,685 shares owned personally. As a result, combined, they have voting and shared dispositive control.

Stephanie M. Risk-McElroy Chairman, CEO, & CFO	1,775	Less than 1%
Donna Debowey – Director	500	Less than 1%
Daniel Douglas – Vice President, Materials	250	Less than 1%

All Officers and Directors as a group	2,950,736	59.51%

(1)	Unless otherwise indicated, the address of the named beneficial owner is George Risk Industries, Inc., 802 S. Elm St., Kimball, NE 69145.

(2)	Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3)	Based on the net shares outstanding as of April 30, 2019. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,544,271).

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13	Certain Relationships and Related Party Transactions

During each of three years ended April 30, 2019, 2018, and 2017, the Company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party	2019	2018	2017
Rent
Bonita Risk, Director	$18,420	18,420	18,420
Bank Balances
Joel Wiens, Director	$4,224,231	$3,819,042	$5,819,763

Interest Income
Joel Wiens, Director	$63,437	$33,229	$4,890

Item 14	Principal Accountant Fees and Services

1)	Audit Fees

For each of the last two fiscal years the Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

FYE 2019	$45,800	Haynie & Company
	$5,163	CFO Systems, LLC

FYE 2018	$43,900	Haynie & Company

2)	Audit-Related Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the Company’s employee benefit plan and for work performed related to the asset purchase of Labor Saving Devices. The amounts are listed below:

FYE 2019	$6,500	Haynie & Company

FYE 2018	$9,460	Haynie & Company
	$8,208	CFO Systems, LLC

3)	Tax Fees

The Company incurred aggregate fees or expenses for professional services rendered by tax accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

FYE 2019	$1,600	Haynie & Company
	$3,985	Tax Resources Group, Inc.

FYE 2018	$6,610	Haynie & Company
	$4,935	Tax Resources Group, Inc.

4)	All Other Fees

There were no other fees incurred during each of the last two fiscal years.

5)	The Board of Directors, considered whether, and determined that, the auditor’s provisions of non-audit services were compatible with maintaining the auditor’s independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15	Exhibits and Reports on Form 8–K

3.(1).a	Articles of Incorporation—Filed as Exhibit 5 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1970, and incorporated by reference herein

3.(i).b	Certificate of Amendment to the Articles of Incorporation of the Registrant—Filed as Exhibit 1.2 to the Registrant’s Form 10–K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c	By-laws—Filed as Exhibit 1.3 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1971, and incorporated by reference herein

10.1	Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group (“ADI”) and George Risk Industries, Inc. – Filed herewith. *

10.2	Asset Purchase Agreement dated as of October 10, 2017 between George Risk Industries, Inc., Labor Saving Devices, Inc. and Roy Bowling – Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended January 31, 2018, and incorporated by reference herein

31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)

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

/s/ STEPHANIE M. RISK-MCELROY	August 13, 2019
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHANIE M. RISK-MCELROY	August 13, 2019
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

/s/ DONNA DEBOWEY	August 13, 2019
DONNA DEBOWEY	Date
Director

/s/ JOEL H. WIENS	August 13, 2019
JOEL H. WIENS	Date
Director

/s/ BONITA P. RISK	August 13, 2019
BONITA P. RISK	Date
Director

/s/ JERRY KNUTSEN	August 13, 2019
JERRY KNUTSEN	Date
Director

