Form 10-Q
period 2019-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2019-09-18
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-05378

GEORGE RISK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0524756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employers Identification No.)

802 South Elm St.
Kimball, NE	69145
(Address of principal executive offices)	(Zip Code)

(308) 235-4645

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.10 par value	RSKIA	OTC Markets
Convertible Preferred Stock, $20 stated value	RSKIA	OTC Markets

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (&232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 18, 2019 was 4,952,110.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

The unaudited financial statements for the three-month period ended July 31, 2019 are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,667,000	$4,873,000
Investments and securities, at fair value	27,657,000	27,291,000
Accounts receivable:
Trade, net of $8,764 and $9,321 doubtful account allowance	2,534,000	2,696,000
Other	4,000	6,000
Income tax overpayment	—	259,000
Inventories, net	4,863,000	4,583,000
Prepaid expenses	320,000	282,000
Total Current Assets	41,045,000	39,990,000

Property and Equipment, net, at cost	1,095,000	984,000

Other Assets
Investment in Limited Land Partnership, at cost	293,000	293,000
Projects in process	1,000	117,000
Other	3,000	3,000
Total Other Assets	297,000	413,000

Intangible assets, net	1,609,000	1,640,000

TOTAL ASSETS	$44,046,000	$43,027,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	July 31, 2019	April 30, 2019
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$261,000	$206,000
Dividends payable	1,714,000	1,714,000
Accrued expenses:
Payroll and related expenses	287,000	356,000
Property taxes	3,000	—
Income tax payable	30,000	—
Total Current Liabilities	2,295,000	2,276,000

Long-Term Liabilities
Deferred income taxes	1,247,000	1,198,000
Total Long-Term Liabilities	1,247,000	1,198,000

Total Liabilities	3,542,000	3,474,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	2,890,000	2,752,000
Retained earnings	39,011,000	38,145,000
Less: treasury stock, 3,550,571 and 3,544,271 shares, at cost	(4,280,000)	(4,227,000)
Total Stockholders’ Equity	40,504,000	39,553,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,046,000	$43,027,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018

Net Sales	$3,552,000	$3,429,000
Less: Cost of Goods Sold	(1,769,000)	(1,801,000)
Gross Profit	1,783,000	1,628,000

Operating Expenses:
General and Administrative	297,000	286,000
Sales	557,000	555,000
Engineering	14,000	9,000
Rent Paid to Related Parties	5,000	5,000
Total Operating Expenses	873,000	885,000

Income From Operations	910,000	773,000

Other Income (Expense)
Other	1,000	3,000
Dividend and Interest Income	193,000	193,000
Gain (Loss) on Sale of Investments	49,000	(68,000)
	243,000	128,000

Income Before Provisions for Income Taxes	1,153,000	901,000

Provisions for Income Taxes
Current Expense	294,000	247,000
Deferred tax expense (benefit)	(7,000)	37,000
Total Income Tax Expense	287,000	284,000

Net Income	$866,000	$617,000

Basic Earnings Per Share of Common Stock	$0.17	$0.12
Diluted Earnings Per Share of Common Stock	$0.17	$0.12

Weighted Average Number of Common Shares Outstanding	4,956,389	4,967,580
Weighted Average Number of Shares Outstanding (Diluted)	4,976,889	4,988,080

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018

Net Income	$866,000	$617,000

Other Comprehensive Income, Net of Tax
Unrealized gain on securities:
Unrealized holding gains arising during period	324,000	607,000
Reclassification adjustment for gains (losses) included in net income	(130,000)	44,000
Income tax expense related to other comprehensive income	(56,000)	(188,000)
Other Comprehensive Income	138,000	463,000

Comprehensive Income	$1,004,000	$1,080,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2019	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2018	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2018	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITIY

FOR THE THREE MONTHS ENDED JULY 31, 2019 and 2018

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$2,752,000	$38,145,000	$39,553,000

—	6,300	(53,000)	—	—	(53,000)

—	—	—	138,000	—	138,000

—	—	—	—	866,000	866,000

$1,934,000	3,550,571	$(4,280,000)	$2,890,000	$39,011,000	$40,504,000

			Accumulated
Paid-In	Treasury Stock (Common Class A)		Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,534,784	$(4,148,000)	$2,249,000	$36,746,000	$37,730,000

—	650	(5,000)	—	—	(5,000)

—	—	—	463,000	—	463,000

—	—	—	—	617,000	617,000

$1,934,000	3,535,434	$(4,153,000)	$2,712,000	$37,363,000	$38,805,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018
Cash Flows from Operating Activities:
Net Income	$866,000	$617,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,000	83,000
(Gain) loss on sale of investments	(83,000)	68,000
Impairments on investments	34,000	—
Reserve for bad debts	(2,000)	3,000
Reserve for obsolete inventory	8,000	6,000
Deferred income taxes	(7,000)	37,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	163,000	234,000
Inventories	(288,000)	(389,000)
Prepaid expenses	79,000	166,000
Employee receivables	2,000	—
Income tax overpayment	—	244,000
Increase (decrease) in:
Accounts payable	55,000	(7,000)
Accrued expenses	(66,000)	(172,000)
Income tax payable	289,000	—
Net cash provided by operating activities	1,139,000	890,000

Cash Flows From Investing Activities:
(Purchase) of property and equipment	(169,000)	—
Proceeds from sale of marketable securities	9,000	2,000
(Purchase) of marketable securities	(132,000)	(233,000)
Net cash (used in) investing activities	(292,000)	(231,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(53,000)	(5,000)
Dividends paid	—	(1,000)
Net cash (used in) financing activities	(53,000)	(6,000)

Net Increase in Cash and Cash Equivalents	$794,000	$653,000

Cash and Cash Equivalents, beginning of period	$4,873,000	$4,294,000
Cash and Cash Equivalents, end of period	$5,667,000	$4,947,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$0	$1,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2019

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2019 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Recently Issued Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning May 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. During the first quarter of 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to amend ASU 2016-02. This amendment exempts both lessees and lessors from having to provide certain prior year interim disclosure information in the fiscal year in which a company adopts the new leases standard. The Company has adopted the ASUs in the first quarter of fiscal 2020 and the Company’s accounting systems have been upgraded to comply with the requirements of the new standard, however, the adoption of ASU 2016-02 did not have a material impact on the Company’s financial statements and related disclosures because leases are not material to the financial statements.

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

Note 2: Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets. The investments in securities are classified as available-for-sale securities, and are reported at fair value. Available-for-sale investments in debt securities mature between September 2019 and January 2044. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of July 31, 2019 and April 30, 2019, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2019	Basis	Gains	Losses	Value
Municipal bonds	$5,475,000	$117,000	$(43,000)	$5,549,000
Corporate bonds	26,000	—	—	26,000
REITs	89,000	3,000	(9,000)	83,000
Equity securities	16,729,000	4,252,000	(260,000)	20,721,000
Money markets and CDs	1,278,000	—	—	1,278,000
Total	$23,597,000	$4,372,000	$(312,000)	$27,657,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2019	Basis	Gains	Losses	Value
Municipal bonds	$5,459,000	$79,000	$(55,000)	$5,483,000
Corporate bonds	26,000	—	—	26,000
REITs	89,000	1,000	(6,000)	84,000
Equity securities	16,618,000	4,143,000	(296,000)	20,465,000
Money markets and CDs	1,233,000	—	—	1,233,000
Total	$23,425,000	$4,223,000	$(357,000)	$27,291,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $34,000 for the quarter ended July 31, 2019. For the prior quarter ended July 31, 2018, management did not need to record any impairment losses.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2019 and April 30, 2019, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2019

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$448,000	$(43,000)	$448,000	$(43,000)
REITs	—	—	30,000	(9,000)	30,000	(9,000)
Equity securities	1,975,000	(147,000)	729,000	(113,000)	2,704,000	(260,000)
Total	$1,975,000	$(147,000)	$1,207,000	$(165,000)	$3,182,000	$(312,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2019

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$772,000	$(4,000)	$580,000	$(50,000)	$1,352,000	$(54,000)
REITs	—	—	32,000	(6,000)	32,000	(6,000)
Equity securities	932,000	(102,000)	1,652,000	(195,000)	2,584,000	(297,000)
Total	$1,704,000	$(106,000)	$2,264,000	$(251,000)	$3,968,000	$(357,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2019.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2019.

Note 3: Inventories

Inventories at July 31, 2019 and April 30, 2019 consisted of the following:

	July 31, 2019	April 30, 2019

Raw materials	$3,878,000	$3,644,000
Work in process	368,000	389,000
Finished goods	715,000	641,000
	4,961,000	4,674,000
Less: allowance for obsolete inventory	(98,000)	(91,000)
Inventories, net	$4,863,000	$4,583,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2019	2018
Net revenue:
Security alarm products	$2,830,000	$2,150,000
Cable & wiring tools	536,000	679,000
Other products	186,000	600,000
Total net revenue	$3,552,000	$3,429,000

Income from operations:
Security alarm products	$725,000	$485,000
Cable & wiring tools	137,000	153,000
Other products	48,000	135,000
Total income from operations	$910,000	$773,000

Depreciation and amortization:
Security alarm products	$23,000	$10,000
Cable & wiring tools	31,000	31,000
Other products	20,000	27,000
Corporate general	15,000	15,000
Total depreciation and amortization	$89,000	$83,000

Capital expenditures:
Security alarm products	$169,000	$—
Cable & wiring tools	—	—
Other products	—	—
Corporate general	—	—
Total capital expenditures	$169,000	$—

	July 31, 2019	April 30, 2019
Identifiable assets:
Security alarm products	$6,369,000	$6,179,000
Cable & wiring tools	2,725,000	2,713,000
Other products	864,000	842,000
Corporate general	34,088,000	33,293,000
Total assets	$44,046,000	$43,027,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2019
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$866,000
Basic EPS	$866,000	4,956,389	$.1747
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0007)
Diluted EPS	$866,000	4,976,889	$.1740

	For the three months ended July 31, 2018
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$617,000
Basic EPS	$617,000	4,967,580	$.1242
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0005)
Diluted EPS	$617,000	4,988,080	$.1237

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $2,000 were paid during both the quarter ending July 31, 2019 and 2018, respectively.

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

Investments and Marketable Securities

As of July 31, 2019, our investments consisted of money markets, certificates of deposits (CDs), publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,549,000	$—	$5,549,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	83,000	—	83,000
Equity Securities	20,721,000	—	—	20,721,000
Money Markets and CDs	1,278,000	—	—	1,278,000
Total fair value of assets measured on a recurring basis	$22,025,000	$5,632,000	$—	$27,657,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,483,000	$—	$5,483,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	84,000	—	84,000
Equity Securities	20,465,000	—	—	20,465,000
Money Markets and CDs	1,233,000	—	—	1,233,000
Total fair value of assets measured on a recurring basis	$21,724,000	$5,567,000	$—	$27,291,000

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

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2019.

Executive Summary

The Company’s performance has increased through the first quarter in comparison to the prior quarter last year. In comparison to the most recent prior quarter, performance has stayed steady with similar sales figures. The main difference between this year’s quarter and last year’s quarter is that the Company doesn’t have a big back order log and is able to get inventory in the stockroom which allows the Company to ship products out on timely basis. Opportunities include continuing to learn and grow with our computer system and to continue looking at businesses that might be a good fit to purchase. Also, we have new products that are scheduled to enter the marketplace by the end of the calendar year. Challenges in the coming months include continuing to get product out to customers in a timelier manner. Raw material prices are also a concern with tariffs being levied by the US government and other factors. Management continues to work at keeping the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales showed a 3.59% increase over the same period in the prior year. Management believes that they have been successful at training employees on the new computer system and production is running smoothly. The Company has also seen some old customers buying from us again. Management believes that this may be in relation to price increases from our competitors
●	Cost of goods sold saw a decrease from 52.52% of sales in the prior year, to 49.80% in the current quarter, which is inside of Management’s goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The decreased cost of goods sold percentage is a reflection of having better training and working more efficiently when making product.
●	Operating expenses have increased by $18,000 when comparing the current year quarter to the same quarter for the prior year, but the percentage in relation to net sales decreased to 24.58% for the quarter ended July 31, 2019 as compared to 24.93% for the corresponding quarter last year. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for hiring new employees and wage increases.

●	Income from operations for the quarter ended July 31, 2019 was at $910,000, which is a 17.72% increase from the corresponding quarter last year, which had income from operations of $773,000.
●	Other income and expenses showed a $243,000 gain for the quarter ended July 31, 2019 as compared to a $128,000 gain for the quarter ended July 31, 2018. The increase is primarily due to having gains on the sale of investments instead of having a loss on that number as it was for the same quarter last year.
●	Provision for income taxes showed an increase of $3,000, up from $284,000 in the quarter ended July 31, 2018 to $287,000 for the quarter ended July 31, 2019. The tax cuts implemented by the Federal government have kept income tax numbers lower.
●	In turn, net income for the quarter ended July 31, 2019 was $866,000, a 40.36% increase from the corresponding quarter last year, which showed net income of $617,000.
●	Earnings per share for the quarter ended July 31, 2019 were $0.17 per common share and $0.12 per common share for the quarter ended July 31, 2018.

Liquidity and capital resources

Operating

●	Net cash increased $794,000 during the quarter ended July 31, 2019 as compared to an increase of $653,000 during the corresponding quarter last year.
●	Accounts receivable decreased $163,000 for the quarter ending July 31, 2019 compared with a $234,000 decrease for the same quarter last year. The decrease in accounts receivable is directly attributable to the Company’s ability to collect on accounts and to keep past due accounts to a minimum. An analysis of accounts shows that there were only 5.15% that were over 90 days at July 31, 2019.
●	Inventories increased $288,000 during the current quarter as compared to a $389,000 increase last year. The smaller increase is primarily due to the fact that the Company selling more finished goods at a slightly faster rate than it is replenishing raw materials.
●	At the quarter ended July 31, 2019 there was a $79,000 decrease in prepaid expenses and at July 31, 2018, there was a $166,000 decrease. The current decrease is due to capitalizing some projects in process.
●	Accounts payable shows an increase of $55,000 for the quarter ended July 31, 2019 compared to a decrease of $7,000 for the same quarter the year before, primarily due to timing issues. Management strives to pay all payables within terms, unless there is a problem with the merchandise.
●	Accrued expenses decreased $66,000 for the current quarter as compared to a $172,000 decrease for the quarter ended July 31, 2018. The difference in the amounts is primarily due to timing issues of when pay periods end.
●	Income tax payable for the quarter ended July 31, 2019 increased $289,000, while there was a $244,000 decrease towards income tax overpayment for the quarter ended July 31, 2018. The current increase is due to waiting on tax refunds to be sent and not having to pay income tax estimates yet.

Investing

●	As for our investment activities, the Company purchased $169,000 of property and equipment during the current fiscal quarter. In comparison with the corresponding quarter last year, there were not any purchases of property and equipment.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2019 was $132,000 compared to $233,000 spent during the quarter ended July 31, 2018. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2019, the Company purchased $53,000 worth of treasury stock, along with the $5,000 spent in the same period the prior year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2019	July 31, 2018
Working capital
(current assets – current liabilities)	$38,750,000	$36,894,000
Current ratio
(current assets / current liabilities)	17.882	18.760
Quick ratio
((cash + investments + AR) / current liabilities)	15.622	16.567

New Product Development

The Company and its’ engineering department perpetually work to develop enhancements to current product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.
●	A new version of the pool access alarm is currently going through electrical listing testing. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.
●	Work continues on high security switches. They have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.
●	Wireless technology is a main area of focus for product development. We are looking into adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.
●	We are ready to launch a new product in our cable and wiring tools segment, The Grabbit GR5. This is an ultra-compact, lightweight telescoping pole that extends 5’ to grab or push a wire. The GR5 is the newest member of the Grabbit family - joining the 10’, 12’ and 18’ versions. The Grabbits are an indispensable tool when running wire through drop ceilings and difficult-to-access areas. A Z-tip, J-tip and LED light are included with the Grabbits which are interchangeable depending on the situation.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning May 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. During the first quarter of 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to amend ASU 2016-02. This amendment exempts both lessees and lessors from having to provide certain prior year interim disclosure information in the fiscal year in which a company adopts the new leases standard. The Company has adopted the ASUs in the first quarter of fiscal 2020 and the Company’s accounting systems have been upgraded to comply with the requirements of the new standard, however, the adoption of ASU 2016-02 did not have a material impact on the Company’s financial statements and related disclosures because leases are not material to the financial statements.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure does not apply.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2019. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2020.

Period	Number of shares repurchased
May 1, 2019 – May 31, 2019	-0-
June 1, 2019 – June 30, 2019	300
July 1, 2019 – July 31, 2019	6,000

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

George Risk Industries, Inc.
(Registrant)

Date September 18, 2019	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

