Form 10-Q
period 2019-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2019-12-20
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 20, 2019 was 4,950,760.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three-and six-month periods ended October 31, 2019, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,212,000	$4,873,000
Investments and securities	27,385,000	27,291,000
Accounts receivable:
Trade, net of $4,082 and $9,321 doubtful account allowance	2,217,000	2,696,000
Other	1,000	6,000
Income tax overpayment	145,000	259,000
Inventories, net	5,163,000	4,583,000
Prepaid expenses	111,000	282,000
Total Current Assets	40,234,000	39,990,000

Property and Equipment, net, at cost	1,041,000	984,000

Other Assets
Investment in Limited Land Partnership, at cost	320,000	293,000
Projects in process	17,000	117,000
Other	3,000	3,000
Total Other Assets	340,000	413,000

Intangible Assets, net	1,578,000	1,640,000

TOTAL ASSETS	$43,193,000	$43,027,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$170,000	$206,000
Dividends payable	1,892,000	1,714,000
Accrued expenses:
Payroll and other expenses	367,000	356,000
Total Current Liabilities	2,429,000	2,276,000

Long-Term Liabilities
Deferred income taxes	1,286,000	1,198,000
Total Long-Term Liabilities	1,286,000	1,198,000

Total Liabilities	3,715,000	3,474,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	2,983,000	2,752,000
Retained earnings	37,893,000	38,145,000
Less: treasury stock, 3,550,771 and 3,544,271 shares, at cost	(4,281,000)	(4,227,000)
Total Stockholders’ Equity	39,478,000	39,553,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,193,000	$43,027,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018
(Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2019	Oct 31, 2019	Oct 31, 2018	Oct 31, 2018
Net Sales	$3,710,000	$7,263,000	$3,667,000	$7,096,000
Less: Cost of Goods Sold	(1,860,000)	(3,630,000)	(1,893,000)	(3,695,000)
Gross Profit	1,850,000	3,633,000	1,774,000	3,401,000

Operating Expenses
General and Administrative	329,000	626,000	331,000	616,000
Sales	555,000	1,112,000	525,000	1,080,000
Engineering	17,000	32,000	28,000	37,000
Rent Paid to Related Parties	3,000	8,000	4,000	9,000
Total Operating Expenses	904,000	1,778,000	888,000	1,742,000

Income From Operations	946,000	1,855,000	886,000	1,659,000

Other Income (Expense)
Other	1,000	2,000	6,000	8,000
Dividend and Interest Income	166,000	359,000	152,000	345,000
Gain (Loss) on Investments	10,000	59,000	(27,000)	(94,000)
	177,000	420,000	131,000	259,000

Income Before Provisions for Income Taxes	1,123,000	2,275,000	1,017,000	1,918,000

Provisions for Income Taxes:
Current Expense	(258,000)	(552,000)	(261,000)	(508,000)
Deferred Tax Benefit (Expense)	(1,000)	6,000	12,000	(24,000)
Total Income Tax Expense	(259,000)	(546,000)	(249,000)	(532,000)

Net Income	$864,000	$1,729,000	$768,000	$1,386,000

Income Per Share of Common Stock
Basic	$0.17	$0.35	$0.15	$0.28
Diluted	$0.17	$0.35	$0.15	$0.28

Weighted Average Number of Common
Shares Outstanding
Basic	4,952,110	4,954,250	4,962,177	4,964,879
Diluted	4,972,610	4,974,750	4,982,677	4,985,379

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2019	Oct 31, 2019	Oct 31, 2018	Oct 31, 2018

Net Income	$864,000	$1,729,000	$768,000	$1,386,000

Other Comprehensive Income, net of tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	241,000	565,000	(1,245,000)	(638,000)
Reclassification adjustment for gains (losses) included in net income	(111,000)	(240,000)	(7,000)	37,000
Income tax benefit (expense) related to other comprehensive income	(37,000)	(94,000)	361,000	173,000
Other Comprehensive Income (Loss)	93,000	231,000	(891,000)	(428,000)

Comprehensive Income (Loss)	$957,000	$1,960,000	$(123,000)	$958,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018
(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2019	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2018	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.38 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2018	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,550,571	$(4,280,000)	$2,890,000	$39,011,000	$40,504,000

—	200	(2,000)	—	—	(2,000)

—	—	—	—	(1,981,000)	(1,981,000)

—	—	—	93,000	—	93,000

—	—	—	—	864,000	864,000

$1,934,000	3,550,771	$(4,282,000)	$2,983,000	$37,894,000	$39,478,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,535,434	$(4,153,000)	$2,712,000	$37,364,000	$38,806,000

—	5,800	(49,000)	—	—	(49,000)

—	—	—	—	(1,886,000)	(1,886,000)

—	—	—	(891,000)	—	(891,000)

—	—	—	—	768,000	768,000

$1,934,000	3,541,234	$(4,202,000)	$1,821,000	$36,246,000	$36,748,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2019	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2018	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.38 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2018	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$2,752,000	$38,145,000	$39,553,000

—	6,500	(54,000)	—	—	(54,000)

—	—	—	—	(1,981,000)	(1,981,000)

—	—	—	231,000	—	231,000

—	—	—	—	1,729,000	1,729,000

$1,934,000	3,550,771	$(4,281,000)	$2,983,000	$37,893,000	$39,478,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,534,784	$(4,148,000)	$2,249,000	$36,746,000	$37,730,000

—	6,450	(54,000)	—	—	(54,000)

—	—	—	—	(1,886,000)	(1,886,000)

—	—	—	(428,000)	—	(428,000)

—	—	—	—	1,386,000	1,386,000

$1,934,000	3,541,234	$(4,202,000)	$1,821,000	$36,246,000	$36,748,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTSOF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Oct 31, 2019	Oct 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,729,000	$1,386,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,000	167,000
(Gain) loss on sale of investments	(100,000)	62,000
Impairments on investments	41,000	32,000
Reserve for bad debts	(6,000)	6,000
Reserve for obsolete inventory	2,000	18,000
Deferred income taxes	(6,000)	25,000
(Gain) loss on sale of assets	—	(4,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	486,000	23,000
Inventories	(583,000)	(435,000)
Prepaid expenses and projects in process	271,000	168,000
Other receivables	5,000	(2,000)
Income tax overpayment	114,000	(97,000)
Increase (decrease) in:
Accounts payable	(36,000)	(189,000)
Accrued expenses	11,000	8,000
Net cash provided by operating activities	2,111,000	1,172,000

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of property and equipment	(179,000)	—
Proceeds from sale of marketable securities	540,000	754,000
(Purchase) of marketable securities	(250,000)	(324,000)
(Purchase) of long-term investment	(27,000)	—
Net cash provided by investing activities	84,000	430,000
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(54,000)	(54,000)
Dividends paid	(1,802,000)	(1,752,000)
Net cash (used in) financing activities	(1,856,000)	(1,806,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	339,000	(204,000)

Cash and Cash Equivalents, beginning of period	4,873,000	4,294,000
Cash and Cash Equivalents, end of period	$5,212,000	$4,090,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$605,000	$600,000
Interest paid	$—	$1,000

Cash receipts for:
Income taxes	$159,000	$—

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

Recently Issued Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 is effective for the Company beginning May 1, 2019. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. During the first quarter of 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to amend ASU 2016-02. This amendment exempts both lessees and lessors from having to provide certain prior year interim disclosure information in the fiscal year in which a company adopts the new leases standard. The Company has adopted the ASUs in the first quarter of fiscal year 2020 and the Company’s accounting systems have been upgraded to comply with the requirements of the new standard, however, the adoption of ASU 2016-02 did not have a material impact on the Company’s financial statements and related disclosures because leases are not material to the financial statements.

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

In June 2016, the FASB issued ASU 2016-13(“ASU 2016-13”), Financial Instruments—Credit Losses. Subsequently, the FASB issued ASU 2019-05, Financial Instruments- Credit Losses (Topic 326): Targeted Transition Relief and codification improvements to Topic 326 in ASU 2019-11, ASU 2019-04 and ASU 2018-19. The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The ASU is effective for fiscal years beginning after December 15, 2020. Subsequent to September 30, 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until May 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

Note 2 Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, certificates of deposit, and money markets funds. The investments in securities are classified as available-for-sale securities and are reported at fair value. Available-for-sale investments in debt securities mature between November 2019 and September 2042. The Company uses the average cost method to determine the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. Unrealized gains and losses are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of October 31, 2019 and April 30, 2019, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
October 31, 2019	Basis	Gains	Losses	Value
Municipal bonds	$5,362,000	122,000	(47,000)	5,437,000
Corporate bonds	26,000	—	—	26,000
REITs	89,000	2,000	(8,000)	83,000
Equity securities	16,943,000	4,375,000	(254,000)	21,064,000
Money markets and CDs	774,000	1,000	—	775,000
Total	$23,194,000	$4,500,000	$(309,000)	$27,385,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2019	Basis	Gains	Losses	Value
Municipal bonds	$5,459,000	$79,000	$(55,000)	$5,483,000
Corporate bonds	26,000	—	—	26,000
REITs	89,000	1,000	(6,000)	84,000
Equity securities	16,618,000	4,143,000	(296,000)	20,465,000
Money markets and CDs	1,233,000	—	—	1,233,000
Total	$23,425,000	$4,223,000	$(357,000)	$27,291,000

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $7,000 for the quarter, and recorded a loss of $41,000 for the six months ended October 31, 2019. As for the corresponding periods last year, management recorded an impairment loss of $32,000 for both the quarter and six-months ended October 31, 2018.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2019 and April 30, 2019, respectively.

Unrealized Loss Breakdown by Investment Type at October 31, 2019

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$512,000	$(47,000)	$512,000	$(47,000)
REITs	—	—	59,000	(8,000)	59,000	(8,000)
Equity securities	1,214,000	(66,000)	1,819,000	(188,000)	3,033,000	(254,000)
Total	$1,214,000	$(66,000)	$2,390,000	$(243,000)	$3,604,000	$(309,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2019

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$772,000	$(4,000)	$580,000	$(50,000)	$1,352,000	$(54,000)
REITs	—	—	32,000	(6,000)	32,000	(6,000)
Equity securities	932,000	(102,000)	1,652,000	(195,000)	2,584,000	(297,000)
Total	$1,704,000	$(106,000)	$2,264,000	$(251,000)	$3,968,000	$(357,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2019.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2019.

Note 3 Inventories

Inventories at October 31, 2019 and April 30, 2019 consisted of the following:

	October 31, 2019	April 30, 2019

Raw materials	$4,131,000	$3,644,000
Work in process	458,000	389,000
Finished goods	667,000	641,000
	5,256,000	4,674,000
Less: allowance for obsolete inventory	(93,000)	(91,000)
Inventories, net	$5,163,000	$4,583,000

Note 4 Business Segments

The following is financial information relating to industry segments:

	Three months ended	Six months ended	Three months ended	Six months ended
	Oct 31, 2019	Oct 31, 2019	Oct 31, 2018	Oct 31, 2018
Net revenue:
Security alarm products	$2,985,000	$5,852,000	$2,852,000	$5,371,000
Cable & wiring tools	571,000	1,071,000	649,000	1,351,000
Other products	154,000	340,000	166,000	374,000
Total net revenue	$3,710,000	$7,263,000	$3,667,000	$7,096,000

Income from operations:
Security alarm products	$762,000	$1,495,000	$689,000	$1,291,000
Cable & wiring tools	140,000	273,000	157,000	293,000
Other products	44,000	87,000	40,000	75,000
Total income from operations	$946,000	$1,855,000	$886,000	$1,659,000

Depreciation and amortization:
Security alarm products	$71,000	$94,000	$10,000	$20,000
Cable & wiring tools	31,000	62,000	31,000	62,000
Other products	(4,000)	16,000	28,000	55,000
Corporate general	(4,000)	11,000	15,000	30,000
Total depreciation and amortization	$94,000	$183,000	$84,000	$167,000

Capital expenditures:
Security alarm products	$10,000	$179,000	$—	$—
Cable & wiring tools	—	—	—	—
Other products	—	—	—	—
Corporate general	—	—	—	—
Total capital expenditures	$10,000	$179,000	$—	$—

	October 31, 2019	April 30, 2019
Identifiable assets:
Security alarm products	$6,351,000	$6,179,000
Cable & wiring tools	2,666,000	2,713,000
Other products	835,000	842,000
Corporate general	33,341,000	33,293,000
Total assets	$43,193,000	$43,027,000

Note 5 Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2019
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$864,000
Basic EPS	$864,000	4,952,110	$.1745
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0007)
Diluted EPS	$864,000	4,972,610	$.1738

	For the six months ended October 31, 2019
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$1,729,000
Basic EPS	$1,729,000	4,954,250	$.3490
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0014)
Diluted EPS	$1,729,000	4,974,750	$.3476

	For the three months ended October 31, 2018
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$768,000
Basic EPS	$768,000	4,962,177	$.1548
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0007)
Diluted EPS	$768,000	4,982,677	$.1541

	For the six months ended October 31, 2018
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$1,386,000
Basic EPS	$1,386,000	4,964,879	$.2792
Effect of dilutive securities:
Convertible preferred stock	0	20,500	(.0012)
Diluted EPS	$1,386,000	4,985,379	$.2780

Note 6 Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $7,000 and $3,000 were paid during each quarter ending October 31, 2019 and 2018, respectively. Likewise, the Company paid matching contributions of approximately $9,000 and $5,000 during each six-month period ending October 31, 2019 and 2018, respectively.

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

Investments and Marketable Securities

As of October 31, 2019, our investments consisted of money markets, certificates of deposits (CDs), publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,437,000	$—	$5,437,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	83,000	—	83,000
Equity Securities	21,064,000	—	—	21,064,000
Money Markets and CDs	775,000	—	—	775,000
Total fair value of assets measured on a recurring basis	$21,865,000	$5,520,000	$—	$27,385,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,483,000	$—	$5,483,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	84,000	—	84,000
Equity Securities	20,465,000	—	—	20,465,000
Money Markets and CDs	1,233,000	—	—	1,233,000
Total fair value of assets measured on a recurring basis	$21,724,000	$5,567,000	$—	$27,291,000

Note 8 Subsequent Events

In an update to related party transactions, the Company finalized the purchase of the building that it had previously leased from Bonita Risk on November 22, 2019. Bonita Risk is a director and an employee of the Company and is the majority holder of George Risk Industries, Inc. stock. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. Prior to the purchase, the lease required a minimum payment of $1,535 on a month-to-month basis. The purchase price of the building was $200,000, which was approximately the assessed value of the building at the time of purchase.

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

Executive Summary

The Company’s performance continues to improve through the first half of the current fiscal year with the first and second quarters presenting almost identical numbers. This is due to the continuation of our quality USA made products with the ability for customization, our notable customer service, and the purchase of the assets of Labor Saving Devices, Inc. Additionally, the Company’s products are traditionally tied to the housing market and with that market remaining strong, it in turn helps the Company’s sales grow. Opportunities include gaining business from a competitor that is getting out of the security switch business and to continue looking at businesses that might be a good fit to purchase. Challenges in the coming months include continuing to get product out to customers in a timely manner and to fill the stockroom with inventory to get back to shipping out core products the same day. Also, there have been some shortages of raw materials and prices of raw materials have increased with the execution of tariffs by the US government. Management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $3,710,000 for the quarter ended October 31, 2019, which is an 1.17% increase from the corresponding quarter last year. Year-to-date net sales were $7,263,000 at October 31, 2019, which is a 2.35% increase from the same period last year. The increases in sales shows the stability of the Company and loyalty of its customer base. The ongoing commitment towards outstanding customer service and customization of products are a few of the many reasons sales continue to grow. Also, new sales have emerged since GRI acquired the assets of Labor Saving Devices. The Company has been selling this product line for a couple of years now, which has been a factor in the increased sales.
●	Cost of goods sold was 50.13% of net sales for the quarter ended October 31, 2019 and was 51.62% for the same quarter last year. Year-to-date cost of goods sold percentages were 49.98% for the current six months and 52.07% for the corresponding six months last year. The current cost of goods sold percentages are right at Management’s goal of keeping labor and other manufacturing expenses at less than 50% for both the quarter and year-to-date results. Labor costs have decreased because Management has been working with and training employees to work more efficiently.

●	Operating expenses were up $16,000 for the quarter and were up $36,000 for the six-months ended October 31, 2019 as compared to the corresponding periods last year. But when comparing percentages in relation to net sales, the operating expenses for the quarter ended October 31, 2019 was 24.37% of net sales while it was 24.22% of net sales for the same quarter the prior year. For year-to-date numbers, operating expense were 24.48% and 24.55% of net sales for the six months ended October 31, 2019 and 2018, respectively. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for hiring new employees and wage increases.
●	Income from operations for the quarter ended October 31, 2019 was at $946,000, which is a 6.77% increase from the corresponding quarter last year, which had income from operations of $886,000. Income from operations for the six months ended October 31, 2019 was at $1,855,000, which is a 11.81% increase from the corresponding six months last year, which had income from operations of $1,659,000.
●	Other income and expenses are up when comparing the current quarter and six-month periods to the prior year, with an increase of $46,000 in the current quarter and an increase of $161,000 for the current year-to-date numbers. Most of the activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments. The increase is primarily due to increased dividend and interest income and taking gains on the sale of investments.
●	Overall, net income for the quarter ended October 31, 2019 was up $96,000, or 12.50%, from the same quarter last year. Similarly, net income for the six-month period ended October 31, 2019 was up $343,000, or 24.75%, from the same period in the prior year.
●	Earnings per common share for quarter ended October 31, 2019 were $0.17 per share and $0.35 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2018 were $0.15 per share and $0.28 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $339,000 during the six months ended October 31, 2019 as compared to a decrease of $204,000 during the corresponding period last year.
●	Accounts receivable decreased $486,000 for the six months ended October 31, 2019 compared with a $23,000 decrease for the same period last year. The current year decrease is a result of improved sales and collections on accounts receivable have improved over the last year. An analysis of accounts shows that there were only 0.02% that were over 90 days at October 31, 2019.
●	Inventories increased $583,000 during the current six-month period as compared to a $435,000 increase last year. The bigger increase in the current year is primarily due to increased sales and being able to have inventory on hand to get product out to customers in a timely manner.
●	Prepaid expenses saw a $271,000 decrease for the current six months, primarily due to inventory being delivered that had to be paid for in advance. The prior six months showed a $168,000 increase in prepaid expenses.
●	Income tax overpayment for the period ended October 31, 2019 decreased $114,000, while there was an increase of $97,000 for the same period the prior year. The current decrease is due to making an educated evaluation of the Company’s income tax estimates.

●	Accounts payable shows decreases for the current and prior six-month periods of $36,000 and $189,000, respectively. The company strives to pay all invoices within terms, and the variance in the decreases is primarily due to the timing of receipt of products and payment of invoices.
●	Accrued expenses increased $11,000 for the current six-month period as compared to a $8,000 increase for the six-month period ended October 31, 2018. The current year increase is due to increased wages and commissions.

Investing

●	As for our investment activities, the Company purchased $179,000 of property and equipment during the current six-month period. In comparison with the corresponding six months last year, the Company did not buy any fixed assets.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six-month period ended October 31, 2019 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six-month period ended October 31, 2019 was $250,000 compared to $324,000 spent in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back its common stock when the opportunity arises. For the six-month period ended October 31, 2019, the Company purchased $54,000 worth of treasury stock, in comparison to $54,000 repurchased in the corresponding six-month period last year.
●	The company declared a dividend of $0.40 per share of common stock on September 30, 2019, which was paid out during the second quarter. This is a slight increase to the dividend of $0.38, which was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	October 31, 2019	October 31, 2018
Working capital
(current assets – current liabilities)	$37,805,000	$34,508,000
Current ratio
(current assets / current liabilities)	16.564	16.614
Quick ratio
((cash + investments + AR) / current liabilities)	14.333	14.401

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products that complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.
●	An updated version of the pool access alarm is currently going through electrical listing testing. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.
●	We continue to work on high security switches. We have a triple biased high security switch design nearly complete and an adjustable magnet design was completed for recessed mounting applications.
●	Tool and die is currently working on a mold for a new version of the channel magnet. These magnets fit into the top channel of steel doors; no drilling of the recessed magnet required.
●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.
●	We are ready to launch a new Labor Saving Devices product. It is a 12” adjustable hole cutter which complements our popular 10” hole cutter. Using a standard drill, this tool allows you to drill various size holes in the ceiling for speakers and canned lights. The dust bin which, sits against the ceiling, keeps the ceiling material and dust enclosed making for a clean, time saving installation.

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

In June 2016, the FASB issued ASU 2016-13(“ASU 2016-13”), Financial Instruments—Credit Losses. Subsequently, the FASB issued ASU 2019-05, Financial Instruments- Credit Losses (Topic 326): Targeted Transition Relief and codification improvements to Topic 326 in ASU 2019-11, ASU 2019-04 and ASU 2018-19. The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The ASU is effective for fiscal years beginning after December 15, 2020. Subsequent to September 30, 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until May 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2019. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We continue to operate with a limited number of accounting and financial personnel. A new accounting professional was hired in 2018 to fill the Controller position. Continued training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase and issuance of common stock for the second quarter of fiscal year 2020.

Period	Number of shares repurchased/(issued)
August 1, 2019 – August 31, 2019	200
September 1, 2019 – September 30, 2019	-0-
October 1, 2019 – October 31, 2019	-0-

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

George Risk Industries, Inc. (Registrant)

Date December 20, 2019	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

