Form 10-Q
period 2020-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2020-03-23
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-05378

GEORGE RISK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0524756
(State of incorporation)	(IRS Employers Identification No.)

802 S. Elm St., Kimball, NE	69145
(Address of principal executive offices)	(Zip Code)

(308) 235-4645

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.10 par value	RSKIA	OTC Markets
Convertible Preferred Stock, $20 stated value	RSKIA	OTC Markets

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s Common Stock outstanding, as of March 20, 2020, was 4,950,260.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three- and nine-month period ended January 31, 2020, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2020	April 30, 2019
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,647,000	$4,873,000
Investments and securities	28,178,000	27,291,000
Accounts receivable:
Trade, net of $993 and $9,321 doubtful account allowance	2,243,000	2,696,000
Other	4,000	6,000
Income tax overpayment	117,000	259,000
Inventories, net	5,046,000	4,583,000
Prepaid expenses	356,000	282,000
Total Current Assets	41,591,000	39,990,000

Property and Equipment, net, at cost	1,284,000	984,000

Other Assets
Investment in Limited Land Partnership, at cost	320,000	293,000
Projects in process	—	117,000
Other	3,000	3,000
Total Other Assets	323,000	413,000

Intangible Assets, net	1,548,000	1,640,000

TOTAL ASSETS	$44,746,000	$43,027,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2020	April 30, 2019
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$222,000	$206,000
Dividends payable	1,892,000	1,714,000
Accrued expenses	357,000	356,000
Total Current Liabilities	2,471,000	2,276,000

Long-Term Liabilities
Deferred income taxes	1,423,000	1,198,000
Total Long-Term Liabilities	1,423,000	1,198,000

Total Liabilities	3,894,000	3,474,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	69,000	14,000
Retained earnings	42,198,000	40,883,000
Less: treasury stock, 3,552,621 and 3,544,271 shares, at cost	(4,298,000)	(4,227,000)
Total Stockholders’ Equity	40,852,000	39,553,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$44,746,000	$43,027,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2020	Jan 31, 2020	Jan 31, 2019	Jan 31, 2019
Net Sales	$3,589,000	$10,852,000	$3,455,000	$10,551,000
Less: Cost of Goods Sold	(1,832,000)	(5,462,000)	(1,772,000)	(5,467,000)
Gross Profit	1,757,000	5,390,000	1,683,000	5,084,000

Operating Expenses
General and Administrative	302,000	928,000	294,000	911,000
Sales	587,000	1,698,000	531,000	1,611,000
Engineering	34,000	66,000	21,000	57,000
Rent Paid to Related Parties	—	8,000	5,000	14,000
Total Operating Expenses	923,000	2,700,000	851,000	2,593,000

Income From Operations	834,000	2,690,000	832,000	2,491,000

Other Income
Other	—	2,000	1,000	10,000
Dividend and Interest Income	423,000	782,000	471,000	816,000
Unrealized Gain on equity securities	508,000	782,000	—	—
Gain on Investments	78,000	137,000	169,000	74,000
Gain on Sale of Assets	5,000	5,000	—	—
	1,014,000	1,708,000	641,000	900,000

Income Before Provisions for Income Taxes	1,848,000	4,398,000	1,473,000	3,391,000

Provisions for Income Taxes:
Current Expense	359,000	911,000	291,000	799,000
Deferred Tax Expense (Benefit)	125,000	191,000	9,000	33,000
Total Income Tax Expense	484,000	1,102,000	300,000	832,000

Net Income	$1,364,000	$3,296,000	$1,173,000	$2,559,000

Income Per Share of Common Stock
Basic	$0.28	$0.67	$0.24	$0.52
Diluted	$0.27	$0.66	$0.24	$0.51

Weighted Average Number of Common Shares Outstanding
Basic	4,950,524	4,953,008	4,961,018	4,963,592
Diluted	4,971,024	4,973,508	4,981,518	4,984,092

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2020	Jan 31, 2020	Jan 31, 2019	Jan 31, 2019
Net Income	$1,364,000	$3,296,000	$1,173,000	$2,559,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	27,000	77,000	43,000	(595,000)
Reclassification adjustment for gains (losses) included in net income	–	–	(171,000)	(134,000)
Income tax benefit (expense) related to other comprehensive income	(8,000)	(22,000)	37,000	210,000
Other Comprehensive Income (Loss)	19,000	55,000	(91,000)	(519,000)

Comprehensive Income	$1,383,000	$3,351,000	$1,082,000	$2,040,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2019	4,100	$99,000	8,502,881	$850,000

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2020	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2018	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2019	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,550,771	$(4,281,000)	$50,000	$40,834,000	$39,486,000

—	1,850	(17,000)	—	—	(17,000)

—	—	—	19,000	—	19,000

—	—	—	—	1,364,000	1,364,000

$1,934,000	3,552,621	$(4,297,000)	$69,000	$42,198,000	$40,852,000

	Treasury Stock		Accumulated Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,541,234	$(4,202,000)	$1,821,000	$36,246,000	$36,748,000

—	937	(8,000)	—	—	(8,000)

—	—	—	(91,000)	—	(91,000)

—	—	—	—	1,173,000	1,173,000

$1,934,000	3,542,171	$(4,210,000)	$1,730,000	$37,419,000	$37,822,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2020	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2018	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.38 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2019	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	8,350	(71,000)	—	—	(71,000)

—	—	—	—	(1,981,000)	(1,981,000)

—	—	—	55,000	—	55,000

—	—	—	—	3,296,000	3,296,000

$1,934,000	3,552,621	$(4,298,000)	$69,000	$42,198,000	$40,852,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,534,784	$(4,148,000)	$2,249,000	$36,746,000	$37,730,000

—	7,387	(62,000)	—	—	(62,000)

—	—	—	—	(1,886,000)	(1,886,000)

—	—	—	(519,000)	—	(519,000)

—	—	—	—	2,559,000	2,559,000

$1,934,000	3,542,171	$(4,210,000)	$1,730,000	$37,419,000	$37,822,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months	Nine months
	ended	ended
	Jan 31, 2020	Jan 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,296,000	$2,559,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,000	248,000
(Gain) loss on sale of investments	(178,000)	(142,000)
Impairments on investments	41,000	68,000
Unrealized (gain) loss on equity investments	(782,000)	—
Reserve for bad debts	(6,000)	(3,000)
Reserve for obsolete inventory	42,000	12,000
Deferred income taxes	191,000	33,000
(Gain) loss on sale of assets	(5,000)	—
Net book value of assets retired	(17,000)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	460,000	514,000
Inventories	(506,000)	(999,000)
Prepaid expenses	43,000	164,000
Other receivables	2,000	(2,000)
Income tax overpayment	142,000	(106,000)
Increase (decrease) in:
Accounts payable	16,000	(35,000)
Accrued expenses	—	(36,000)
Net cash provided by (used in) operating activities	3,015,000	2,275,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	7,000	—
(Purchase) of property and equipment	(468,000)	(88,000)
Proceeds from sale of marketable securities	760,000	761,000
(Purchase) of marketable securities	(640,000)	(839,000)
(Purchase) of long-term investment	(27,000)	—
Net cash provided by (used in) investing activities	(368,000)	(166,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(71,000)	(62,000)
Dividends paid	(1,802,000)	(1,752,000)
Net cash provided by (used in) financing activities	(1,873,000)	(1,814,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	774,000	295,000

Cash and Cash Equivalents, beginning of period	4,873,000	4,294,000
Cash and Cash Equivalents, end of period	$5,647,000	$4,589,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$870,000	$900,000
Interest paid	$—	$1,000
Cash receipts for:
Income taxes	$159,000	$—

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses. Subsequently, the FASB issued ASU 2019-05, Financial Instruments- Credit Losses (Topic 326): Targeted Transition Relief and codification improvements to Topic 326 in ASU 2019-11, ASU 2019-04 and ASU 2018-19. The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The ASU is effective for fiscal years beginning after December 15, 2020. Subsequent to September 30, 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until May 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s financial statements and disclosures.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its condensed financial statements.

Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” or “ASC 606”. ASC 606 and all subsequently issued clarifying ASCs replaced most existing revenue recognition guidance in U.S. GAAP. ASC 606 also required expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard effective November 1, 2019. The effect of this adoption was immaterial to our Financial Statements, and the Company does not expect a material effect to the Financial Statements on an ongoing basis.

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company applies the following standards and recognizes revenue when (1) it has a firm contract and the parties are committed to perform their respective obligations, (2) the product has been shipped to and accepted by the customer or the service has been provided, (3) the sales price is fixed or determinable and (4) amounts are reasonably assured of collection, including the consideration of the customer’s ability and intention to pay when the amount is due. The Company primarily receives fixed consideration for sales of product. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Shipping and handling amounts paid by customers are included in revenue. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts, which are typically agreed to upfront with the customer and do not represent variable consideration. The Company estimates these discounts in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. All sales to distributors and customers are generally final. In limited instances the Company may accept returned product due to quality. During the current fiscal year, returns have not been material.

The Company’s customers generally pay within 60 days from the receipt of a valid invoice. The Company offers discounts of up to 2% to certain customers for payments made within a specified number of days. These early pay discounts are estimated in the period of sale based on experience with sales to eligible customers. Early pay discounts are recorded as a deduction to the accounts receivable balance presented on the balance sheet.

The Company’s performance obligations are satisfied at the point in time when products are shipped to the customer, which is when the customer has title and the significant risks and rewards of ownership.

Note 2: Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets. Effective with the Company’s adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on May 1, 2018, the Company carries all investments in marketable securities at fair value, with unrealized gain or loss on equity securities reported through other income. The investments in debt securities have maturities between April 2020 and January 2044. The Company uses the average cost method to determine the cost of securities sold with any unrealized gains or losses reported in each respective period’s earnings. Dividend and interest income are reported as earned.

As of January 31, 2020 and April 30, 2019, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
January 31, 2020	Basis	Gains	Losses	Value
Municipal bonds	$5,402,000	$156,000	$(43,000)	$5,515,000
Corporate bonds	26,000	—	—	26,000
REITs	89,000	3,000	(9,000)	83,000
Equity securities	17,167,000	4,870,000	(241,000)	21,796,000
Money markets and CDs	758,000	—	—	758,000
Total	$23,442,000	$5,029,000	$(293,000)	$28,178,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2019	Basis	Gains	Losses	Value
Municipal bonds	$5,459,000	$79,000	$(55,000)	$5,483,000
Corporate bonds	26,000	—	—	26,000
REITs	89,000	1,000	(6,000)	84,000
Equity securities	16,618,000	4,143,000	(296,000)	20,465,000
Money markets and CDs	1,233,000	—	—	1,233,000
Total	$23,425,000	$4,223,000	$(357,000)	$27,291,000

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management do not record an impairment loss for the quarter, but did record an impairment loss of $41,000 for the nine months ended January 31, 2020. For the corresponding periods last year, management recorded an impairment loss of $36,000 for the quarter, and recorded a loss of $68,000 for the nine months ended January 31, 2019.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2020 and April 30, 2019, respectively.

Unrealized Loss Breakdown by Investment Type at January 31, 2020

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$401,000	$(43,000)	$401,000	$(43,000)
REITs	—	—	57,000	(9,000)	57,000	(9,000)
Equity securities	445,000	(48,000)	1,930,000	(193,000)	2,375,000	(241,000)
Total	$445,000	$(48,000)	$2,388,000	$(245,000)	$2,833,000	$(293,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2019

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$772,000	$(4,000)	$580,000	$(50,000)	$1,352,000	$(54,000)
REITs	—	—	32,000	(6,000)	32,000	(6,000)
Equity securities	932,000	(102,000)	1,652,000	(195,000)	2,584,000	(297,000)
Total	$1,704,000	$(106,000)	$2,264,000	$(251,000)	$3,968,000	$(357,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2020.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2020.

Note 3: Inventories

Inventories at January 31, 2020 and April 30, 2019 consisted of the following:

	January 31,	April 30,
	2020	2019

Raw materials	$4,102,000	$3,644,000
Work in process	468,000	389,000
Finished goods	609,000	641,000
	5,179,000	4,674,000
Less: allowance for obsolete inventory	(133,000)	(91,000)
Totals	$5,046,000	$4,583,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2020	Jan 31, 2020	Jan 31, 2019	Jan 31, 2019
Net revenue:
Security alarm products	$2,909,000	$8,700,000	$2,735,000	$8,103,000
Cable & wiring tools	547,000	1,680,000	576,000	1,929,000
Other products	133,000	472,000	144,000	519,000
Total net revenue	$3,589,000	$10,852,000	$3,455,000	$10,551,000

Income from operations:
Security alarm products	$669,000	$2,156,000	$659,000	$1,972,000
Cable & wiring tools	129,000	417,000	138,000	415,000
Other products	36,000	117,000	35,000	104,000
Total income from operations	$834,000	$2,690,000	$832,000	$2,491,000

Depreciation and amortization:
Security alarm products	$(22,000)	$72,000	$37,000	$57,000
Cable & wiring tools	31,000	92,000	30,000	92,000
Other products	34,000	50,000	—	55,000
Corporate general	50,000	62,000	14,000	44,000
Total depreciation and amortization	$93,000	$276,000	$81,000	$248,000

Capital expenditures:
Security alarm products	$—	$178,000	$35,000	$35,000
Cable & wiring tools	—	—	—	—
Other products	18,000	18,000	37,000	37,000
Corporate general	272,000	272,000	16,000	16,000
Total capital expenditures	$290,000	$468,000	$88,000	$88,000

	January 31, 2020	April 30, 2019
Identifiable assets:
Security alarm products	$6,478,000	$6,179,000
Cable & wiring tools	2,676,000	2,713,000
Other products	733,000	842,000
Corporate general	34,859,000	33,293,000
Total assets	$44,746,000	$43,027,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2020
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$1,364,000

Basic EPS	$1,364,000	4,950,524	$0.2755
Effect of dilutive securities:
Convertible preferred stock	—	20,500

Diluted EPS	$1,364,000	4,971,024	$0.2744

	For the nine months ended January 31, 2020
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$3,296,000

Basic EPS	$3,296,000	4,953,008	$0.6655
Effect of dilutive securities:
Convertible preferred stock	—	20,500

Diluted EPS	$3,296,000	4,973,508	$0.6627

	For the three months ended January 31, 2019
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$1,173,000

Basic EPS	$1,173,000	4,961,018	$0.2364
Effect of dilutive securities:
Convertible preferred stock	—	20,500

Diluted EPS	$1,173,000	4,981,518	$0.2355

	For the nine months ended January 31, 2019
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$2,559,000

Basic EPS	$2,559,000	4,963,592	$0.5156
Effect of dilutive securities:
Convertible preferred stock	—	20,500

Diluted EPS	$2,559,000	4,984,092	$0.5134

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the corporation. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions by the Company of approximately $14,000 and $2,000 were paid during both the quarters ending January 31, 2020 and 2019, respectively. Likewise, the Company paid matching contributions of approximately $23,000 during the nine-month period ending January 31, 2020 and $7,000 during the corresponding period the prior fiscal year.

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

Investments and Marketable Securities

As of January 31, 2020, our investments consisted of money markets, certificates of deposit, publicly traded equity securities, real estate investment trusts (REITS) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,515,000	$—	$5,515,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	83,000	—	83,000
Equity Securities	21,796,000	—	—	21,796,000
Money Markets and CDs	758,000	—	—	758,000
Total fair value of assets measured on a recurring basis	$22,580,000	$5,598,000	$—	$28,178,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,483,000	$—	$5,483,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	84,000	—	84,000
Equity Securities	20,465,000	—	—	20,465,000
Money Markets and CDs	1,233,000	—	—	1,233,000
Total fair value of assets measured on a recurring basis	$21,724,000	$5,567,000	$—	$27,291,000

Note 8: Related Party Transactions

The Company purchased a building that it previously leased from Bonita Risk. Bonita Risk is a director and an employee of the Company and is the majority holder of George Risk Industries, Inc. stock. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This purchase price of the building was $200,000 and the transaction happened during the Company’s third fiscal quarter.

Note 9: Subsequent Events

During and subsequent to the third quarter of the current fiscal year, the world has been impacted by the spread of the coronavirus (COVID-19). It has created significant economic uncertainty and volatility. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.

The Company manufactures and supplies “essential” products and services to many critical industries, so our production facilities will continue to operate. The health and safety of our employees and their families remains our top priority. Therefore, we have implemented many Center for Disease Control protocols to keep them safe while the Company continues to produce products and provide service to our customers. While we are operating in a rapidly changing environment, we also continue to hear positive news from our raw material suppliers.

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

Executive Summary

The Company’s performance has stayed steady through the three quarters, with a slight increase in sales, managing cost of sales numbers, and strong investment returns. This is due to the continuation of our quality USA made products with the ability for customization, our notable customer service, and the purchase of the assets of Labor Saving Devices, Inc. Opportunities include gaining business from a competitor that is getting out of the security switch business and to continue looking at businesses that might be a good fit to purchase. New challenges the Company has endured over the nine months of this fiscal year include continuing to get product out to customers in a timelier manner and to fill the stockroom with inventory to get back to shipping out core products the same day. Also, the price of raw materials has increased with the execution of tariffs by the US government and other factors. The COVID-19 virus is also a concern for management as availability to get raw materials may be hampered by the pandemic. But management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $3,589,000 for the quarter ended January 31, 2020, which is a 3.88% increase from the corresponding quarter last year. Year-to-date net sales were $10,852,000 at January 31, 2020, which is a 2.85% increase from the same period last year. The steady growth in sales is due to our ongoing commitment to outstanding customer service and our ability to customize products. The Company is also seeing growth since a major competitor closed its doors at the end of 2019.
●	Cost of goods sold was 51.04% of net sales for the quarter ended January 31, 2020 and was 51.29% for the same quarter last year. Year-to-date cost of goods sold percentages were 50.33% for the current nine months and 51.81% for the corresponding nine months last year, which is just slightly over the target of less than 50% for both the quarter and year-to-date results. Management has seen increases in labor and materials costs and initiated a price increase that started in January 2020.
●	Operating expenses increased by $72,000 for the quarter as they increased by $107,000 for the nine-months ended January 31, 2020 as compared to the corresponding periods last year. These increased costs are primarily due to increased commissions and wages for raises and the hiring of more employees.

●	Income from operations for the quarter ended January 31, 2020 was at $834,000 which is a 0.24% increase from the corresponding quarter last year, which had income from operations of $832,000. Income from operations for the nine months ended January 31, 2020 was at $2,690,000, which is a 7.99% increase from the corresponding nine months last year, which had income from operations of $2,491,000.
●	Other income and expenses are up $373,000 when comparing to the current quarter to the same quarter last year. Comparatively, there is an increase of $808,000 in other income and expenses for the year-to-date numbers. The majority of activity in these accounts consists of investment interest, dividends, and gain or loss on sale of investments, but the biggest factor is that unrealized gains and losses are now being shown in the income statement starting this current fiscal year.
●	Overall, net income for the quarter ended January 31, 2020 was up $191,000, or 16.28%, from the same quarter last year. Similarly, net income for the nine-month period ended January 31, 2020 was up $737,000, or 28.80%, from the same period in the prior year.
●	Earnings per common share for quarter ended January 31, 2020 were $0.28 per share and $0.67 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2019 were $0.24 per share and $0.52 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $774,000 during the nine months ended January 31, 2020 as compared to an increase of $295,000 during the corresponding period last year.
●	Accounts receivable decreased $460,000 for the nine months ended January 31, 2020 compared with a $514,000 decrease for the same period last year. The current year decrease is a result of improved sales and collections of accounts receivable improved over last year. An analysis of accounts receivable shows that there were only 0.30% that were over 90 days at January 31, 2020.
●	Inventories increased $506,000 during the current nine-month period as compared to an increase of $999,000 last year. The smaller increase in the current year is primarily due to increased sales, not having a stockpile of finished goods, and some issues with getting some vital raw materials in a timely manner.
●	Prepaid expenses saw a $43,000 decrease for the current nine months, primarily due to inventory being delivered that had been paid for in advance. The prior nine months showed a $164,000 decrease in prepaid expenses.
●	Income tax overpayment for the nine months ended January 31, 2020 decreased $142,000, as the overpayment showed an increase of $106,000 for the same period the prior year. The main reason for the current decrease is that the Company has generated additional income without the need to increase income tax estimates.
●	Accounts payable shows a $16,000 increase for the current nine-month period ended January 31, 2020 as compared to a $35,000 decrease for the prior nine-month period. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.
●	Accrued expenses did not have any cash flow change for the current nine-month period as compared to a $36,000 decrease for the nine-month period ended January 31, 2019.

Investing

●	As for our investment activities, the Company spent approximately $468,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, where there was activity of $88,000.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2020 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2020 was $640,000 compared to $839,000 spent in the prior nine-month period. The Company continues to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine-month period ended January 31, 2020, the Company purchased $71,000 worth of treasury stock. This is in comparison to $62,000 spent in the same nine months period the prior year.
●	The company paid out dividends of $1,802,000 during the nine months ending January 31, 2020. These dividends were paid during the second quarter. The company declared a dividend of $0.40 per share of common stock on September 30, 2019 and these dividends were paid by October 31, 2019. As for the prior year numbers, dividends paid was $1,752,000 for the nine months ending January 31, 2019. A dividend of $0.38 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	January 31, 2020	January 31, 2019
Working capital (current assets – current liabilities)	$39,119,000	$35,493,000
Current ratio (current assets / current liabilities)	16.831	16.299
Quick ratio ((cash + investments + AR) / current liabilities)	14.597	13.963

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.

●	An updated version of the pool access alarm is currently going through electrical listing testing. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.
●	We continue our work on high security switches. We have a triple biased high security switch design and an adjustable magnet design was completed for recessed mounting applications. This is ready to be sent to in for electrical listing testing.
●	We have introduced the GR1840 Oval Metal Door Channel Magnet. This is a direct replacement for the obsolete Interlogix magnet. This magnet fits into the top channel of a metal door and does not require drilling into the door core. We have also paired this with several of our ¾” and 1” steel door contacts.
●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our pool access alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.
●	We are ready to launch a new Labor Saving Device’s product. It is a 12” adjustable hole cutter which compliments the popular 10” hole cutter. Using a standard drill, this tool allows you to drill various size holes in the ceiling for speakers and canned lights. The dust bin, which buts against the ceiling, keeps the ceiling material and dust enclosed making for a clean, time saving installation.
●	Another LSDI product is new lighted Bullnose tip in a variety of colors (red, green and blue) to go along with the standard clear lights. These colored lights are placed on FiberFuse wire running rods which allows for easy location of the rod ends in dark places such as attics and crawlspaces. The rods can be color coded for wire paths running into different rooms. Larger batteries add to the longevity of these new lights.

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently evaluating the potential impact of adopting the applicable guidance; however we do not believe that the adoption of ASU 2018-09 will have a material impact on the Company’s financial statements and related disclosures.

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

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2020. Based on that evaluation, our chief executive officer (also working as our chief financial officer) concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Despite the material weaknesses in financial reporting noted above, we believe that our condensed financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2020.

Period	Number of shares repurchased
November 1, 2019 – November 30, 2019	1,350
December 1, 2019 – December 31, 2019	200
January 1, 2020 – January 31, 2020	300

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

George Risk Industries, Inc.
(Registrant)

Date	March 23, 2020	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

