Form 10-K/A
period 2019-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2020-03-25
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10–K/A

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

EXPLANATORY NOTE

On August 13, 2019, George Risk Industries, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (the “Original Form 10-K” or “Original Filing”). This Amendment No. 1 amends the Original Form 10-K to give effect to the phase in of FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) in the financial statements included in the Original Filing.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 13 to our financial statements in Part I, Item 8, “Financial Statements” of this Amendment, on March 4, 2020, we concluded that we would restate our previously issued financial statements for the fiscal year ended April 30, 2019, as set forth in the Original Filing in connection with our failure to give effect to the phase in of ASU 2016-01 in the financial statements included in the Original Form 10-K.

Amendment

The purpose of this Amendment is to restate our previously issued financial statements and related disclosures for the fiscal year ended April 30, 2019 in connection with the application of ASU 2016-01. This Amendment also includes (a) an amended Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the error described above.

Except as expressly set forth herein, including in the notes to the financial statements, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing.

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment in connection with the application of ASU 2016-01 in this Amendment that was not previously applied:

Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 8. Financial Statements

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

Results of Operations

GRI completed the fiscal year ending April 30, 2019 with a net profit of 25.47% of net sales. Net sales were at $14,126,000, up 18.397% over the previous year. The increase in sales is a combined result of having a whole year of a new product line to sell (our cable and wiring tools product line) and continued growth with the legacy product lines. Cost of goods sold was 51.86% of net sales for the year ended April 30, 2019 and 52.94% for the same period last year. Management’s goal is to keep the cost of goods sold percentage of less than 50%, but since wages and other expenses have increased while the Company’s prices haven’t increased to customers is the reason why the cost of goods percentage is just past Management’s goal.

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

Other income and expense results for the fiscal year ended April 30, 2019 produced a gain of $1,486,000. This is in comparison to a gain of $1,054,000 for the fiscal year ended April 30, 2018. Dividend and interest income was $981,000, which is up 2.19% over the prior year. Dividend and interest income at April 30, 2018 was $960,000. Investments in marketable securities are presented at fair value and an unrealized gain or loss is recorded within the statements of operations, a non-cash entry, at each period beginning May 1, 2018 and previously recorded unrealized gain or loss in other comprehensive income (loss). Net gain on the sale of investments for the current fiscal year was $61,000, which is a 69.5% decrease over the prior year. Net gain on the sale of investments for the fiscal year ending April 30, 2018 was $200,000.

Net income for the year ended April 30, 2019 was $3,598,000, which is up 41.32% from the prior year, which produced net income of $2,546,000. Basic and diluted earnings per common share (EPS) for the year ended April 30, 2019 was $0.73 and $0.72 per share, respectively. Basic and diluted earnings per common share (EPS) for the year ended April 30, 2018 was $0.51 per share.

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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. The most critical accounting policies relate to accounts receivable; marketable securities; inventory; income taxes; and segment reporting.

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

Marketable securities—The Company has investments in publicly traded equity securities, state and municipal debt securities, corporate bonds and real-estate investment trusts (REITs). The investments in securities are reported at fair value. The Company uses the average cost method to determine the cost of securities sold and any unrealized gains or losses on equity securities are reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

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

George Risk Industries, Inc.

Kimball, Nebraska

Board of Directors

George Risk Industries, Inc. Kimball, Nebraska

Opinion on the Financial Statements

We have audited the accompanying balance sheets of George Risk Industries. (the Company) as of April 30, 2019 and 2018 and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended April 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 13, subsequent to the issuance of the Company’s financial statements as of April 30, 2019 and 2018, and our report thereon dated August 13, 2019, we became aware that those financial statements contained errors related to unrealized gains on investments, as well as related disclosures. In our original report we expressed an unmodified opinion on these financial statements, and our opinion on the revised statements, as expressed herein, remains unmodified.

Haynie & Company, PC

Littleton, Colorado

We have served as the Company’s auditor since 1992

August 13, 2019, except for Note 3, for which the date is March 23, 2020

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

George Risk Industries, Inc.

Balance Sheets (Continued)

As of April 30, 2019 and 2018

	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$206,000	$336,000
Dividends payable	1,714,000	1,580,000
Accrued expenses:
Payroll and related expenses	356,000	329,000
Property taxes	—	12,000
Total Current Liabilities	$2,276,000	$2,257,000

Long-Term Liabilities
Deferred income taxes	1,198,000	955,000
Total Long-Term Liabilities	$1,198,000	$955,000

Total Liabilities	$3,474,000	$3,212,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	14,000	2,249,000
Retained earnings	40,883,000	36,746,000
Less: treasury stock, 3,544,271 and 3,534,784 shares, at cost	(4,227,000)	(4,148,000)
Total Stockholders’ Equity	$39,553,000	$37,730,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$43,027,000	$40,942,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Income Statements

For the years ended April 30, 2019 and 2018

	Year ended	Year ended
	April 30, 2019	April 30, 2018

Net Sales– from contracts with customers	$14,126,000	$11,931,000
Less: Cost of Goods Sold	(7,326,000)	(6,316,000)
Gross Profit	6,800,000	5,615,000

Operating Expenses:
General and Administrative	1,235,000	1,127,000
Sales	2,167,000	1,888,000
Engineering	74,000	90,000
Rent Paid to Related Parties	18,000	18,000
Total Operating Expenses	3,494,000	3,123,000

Income From Operations	3,306,000	2,492,000

Other Income (Expense)
Other	11,000	(112,000)
Interest Expense	(1,000)	—
Dividend and Interest Income	981,000	960,000
Unrealized Gain (Loss) on Equity Securities	444,000	—
Gain (Loss) on Sale of Investment	61,000	200,000
Gain (Loss) on Sale of Assets	(10,000)	6,000
	1,486,000	1,054,000

Income Before Provisions for Income Taxes	4,792,000	3,546,000

Provisions for Income Taxes
Current Expense	1,024,000	972,000
Deferred tax (benefit) expense	170,000	28,000
Total Income Tax Expense	1,194,000	1,000,000

Net Income	$3,598,000	$2,546,000

Earnings Per Share of Common Stock
Basic	$.73	$0.51
Diluted	$.72	$0.51

Weighted Average Number of Common Shares Outstanding (Basic)	4,962,547	4,958,769
Weighted Average Number of Common Shares Outstanding (Diluted)	4,983,047	4,977,584

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2019 and 2018

	Year ended	Year ended
	April 30, 2019	April 30, 2018

Net Income	$3,598,000	$2,546,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	265,000	1,351,000
Less: reclassification adjustment for (gains) losses included in net income	(2,424,000)	(321,000)
Income tax expense related to other comprehensive income	(76,000)	(20,000)
Other Comprehensive Income (Loss)	(2,235,000)	1,010,000

Comprehensive Income	$1,363,000	$3,556,000

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

Impact of adoption of ASU 2016-01

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2019	4,100	$99,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2019 and 2018

	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Paid-In Capital	Shares	Amount	Income	Earnings	Total
$1,736,000	3,557,606	$(4,140,000)	$1,239,000	$35,981,000	$35,765,000

—	1,275	(10,000)	—	—	(10,000)

198,000	(24,097)	2,000	—	—	200,000

—	—	—	—	(1,781,000)	(1,781,000)

—	—	—	1,010,000	—	1,010,000

—	—	—	—	2,546,000	2,546,000

1,934,000	3,534,784	(4,148,000)	2,249,000	36,746,000	37,730,000

—	9,487	(79,000)	—	—	(79,000)

—	—	—	—	(1,885,000)	(1,885,000)

—	—	—	(2,424,000)	2,424,000	$—

			189,000		189,000

—	—	—	—	3,598,000	3,598,000

$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2019	April 30, 2018

Cash Flows From Operating Activities:
Net Income	$3,598,000	$2,546,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,000	257,000
(Gain) loss on sale of investments	(129,000)	(231,000)
Impairment on investments	68,000	31,000
Unrealized (gain) loss on equity investments	(444,000)	—
Bad debt expense	3,000	3,000
Reserve for obsolete inventory	—	17,000
(Gain) loss on sale of assets	10,000	(6,000)
Deferred income taxes	170,000	28,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(155,000)	(701,000)
Inventories	(1,316,000)	(980,000)
Prepaid expenses	207,000	(403,000)
Other receivables	(5,000)	2,000
Income tax overpayment	489,000	(494,000)
Increase (decrease) in:
Accounts payable	(130,000)	268,000
Accrued expense	15,000	33,000
Net cash provided by (used in) operating activities	2,735,000	370,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	5,000	6,000
(Purchase) of property and equipment	(154,000)	(533,000)
Proceeds from sale of marketable securities	766,000	2,033,000
(Purchase) of marketable securities	(942,000)	(767,000)
(Purchase) of intangible asset	—	(1,624,000)
(Purchase) of long-term investment	—	(20,000)
Net cash provided by (used in) investing activities	(325,000)	(905,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(79,000)	(10,000)
Dividends paid	(1,752,000)	(1,617,000)
Net cash provided by (used in) financing activities	(1,831,000)	(1,627,000)

Net Increase (Decrease) in Cash and Cash Equivalents	579,000	(2,162,000)

Cash and Cash Equivalents, beginning of period	4,294,000	6,456,000

Cash and Cash Equivalents, end of period	$4,873,000	$4,294,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$1,200,000	$1,760,000
Interest expense	1,000	—

Cash receipts for:
Income taxes	$589,000	$294,000

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

Revenue Recognition — Effective May 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The Company recognizes product revenue using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped. The Company recognizes returns as a portion of past and current sales, within the balance sheet.

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

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, REITs, money markets, certificates of deposits and hedge funds. Effective with the Company’s adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on May 1, 2018, the Company carries all investments at fair value. The investments in debt securities, which includes all investments except for the hedge funds, mature between June 2019 and January 2044. The Company uses the average cost method to determine the cost of securities sold with any unrealized gains or losses reported in the respective period’s earnings. Dividend and interest income are reported as earned.

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

Marketable securities that are equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the Statements of Operations in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of operations. On April 30, 2019, as a result of the adoption of ASU 2016-01 – Financial Instruments, the Company reclassified $2,424,000 of net unrealized gains on marketable securities, that were formerly classified as available-for-sale equity securities before the adoption of the new standard, from Accumulated Other Comprehensive Income to Retained Earnings.

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

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

	April 30, 2019
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,598,000
Basic EPS	$3,598,000	4,962,547	$.7250
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0030)
Diluted EPS	$3,598,000	4,983,047	$.7220

	April 30, 2018
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,546,000
Basic EPS	$2,546,000	4,958,769	$.5134
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0019)
Diluted EPS	$2,546,000	4,977,584	$.5115

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

8.	Income Taxes

Reconciliation of income taxes with Federal and State taxable income:

	2019	2018
Income before income taxes	$4,792,000	$3,546,000
State income tax deduction	(265,000)	(192,000)
Interest and dividend income	(658,000)	(669,000)
Domestic production activities deduction	—	(243,000)
Nondeductible expenses and timing differences	136,000	150,000
Taxable income	$3,561,000	$2,592,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

	2019	2018
Income tax provision at statutory rate	$1,252,000	$1,327,000
Increase (decrease) income taxes resulting from:
State income taxes	(76,000)	(72,000)
Interest and dividend income	(190,000)	(250,000)
Domestic production activities	—	(91,000)
Deferred taxes	170,000	28,000
Other temporary and permanent differences	38,000	58,000
Income tax expense	$1,194,000	$1,000,000

Federal tax rate	21.00%	29.72%
State tax rate	7.81%	7.70%
Blended statutory rate	28.81%	37.42%

Deferred tax assets (liabilities) consist of the following components at April 30, 2019 and 2018:

	2019	2018
Deferred tax assets (liabilities):
Depreciation	(141,000)	(161,000)
Inventory valuation	26,000	26,000
Allowance for doubtful accounts	3,000	2,000
263A adjustment	—	58,000
Accrued vacation	28,000	30,000
Accumulated unrealized (gain)/loss on investments	(1,114,000)	(910,000)
Net deferred tax assets (liabilities)	$(1,198,000)	$(955,000)

9.	Business Segments

The following is financial information relating to industry segments:

	Quarter ended	Year ended	Year ended
	April 30,	April 30,	April 30,
	2019	2019	2018
Net revenue:
Security alarm products	$2,872,000	$11,006,000	$8,423,000
Cable & wiring tools	527,000	2,431,000	1,326,000
Other products	175,000	689,000	2,182,000
Total net revenue	$3,574,000	$14,126,000	$11,931,000

Income from operations:
Security alarm products	654,000	2,656,000	1,759,000
Cable & wiring tools	120,000	488,000	277,000
Other products	40,000	162,000	456,000
Total income from operations	$814,000	$3,306,000	$2,492,000

Depreciation and amortization:
Security alarm products	38,000	95,000	37,000
Cable & wiring tools	31,000	123,000	62,000
Other products	19,000	74,000	103,000
Corporate general	18,000	62,000	55,000
Total depreciation and amortization	$106,000	$354,000	$257,000

Capital expenditures:
Security alarm products	39,000	75,000	280,000
Cable & wiring tools	—	—	—
Other products	19,000	56,000	172,000
Corporate general	8,000	23,000	81,000
Total capital expenditures	$66,000	$154,000	$533,000

	April 30, 2019	April 30, 2018
Identifiable assets:
Security alarm products	6,179,000	4,561,000
Cable & wiring tools	2,713,000	2,347,000
Other products	842,000	1,521,000
Corporate general	33,293,000	32,510,000
Total assets	$43,027,000	$40,942,000

10.	Concentrations

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

13.	Correction of Previously Issued Financial Statement

The Company discovered an error due to missing a change in accounting related to other comprehensive income (loss) as reflected in the phase in of ASU 2016-01, which became effective for the Company on May 1, 2018. Under the new guidance in ASU 2016-01 the Company should record unrealized gains and losses in the value of the equity securities it owns in the statements of operations, whereas, under previous guidance (and in the Original Form 10-K) those unrealized gains and losses were recorded as accumulated other comprehensive income (loss).

This restatement includes i) recording a one-time adjustment to retained earnings to reclassify the accumulated other comprehensive gain, net of taxes, related to unrealized gains on equity securities as of April 30, 2019, ii) recording an unrealized gain on marketable securities representing the value change in the equities for the year ended April 30, 2019, and iii) adjusting the unrealized gain on debt securities for the impact under ASU 2016-01.

No entries to correct for this restatement have any impact on our cash position, liquidity, or operations.

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

FYE 2019	$1,600	Haynie & Company
	$3,985	Tax Resources Group, Inc.

FYE 2018	$6,610	Haynie & Company
	$4,935	Tax Resources Group, Inc.

4)	All Other Fees

There were no other fees incurred during each of the last two fiscal years.

5)	The Board of Directors, considered whether, and determined that, the auditor’s provisions of non-audit services were compatible with maintaining the auditor’s independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15	Exhibits and Reports on Form 8–K

3.(1).a	Articles of Incorporation—Filed as Exhibit 5 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1970, and incorporated by reference herein

3.(i).b	Certificate of Amendment to the Articles of Incorporation of the Registrant—Filed as Exhibit 1.2 to the Registrant’s Form 10–K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c	By-laws—Filed as Exhibit 1.3 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1971, and incorporated by reference herein

10.1	Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group (“ADI”) and George Risk Industries, Inc. – Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended April 30, 2011, and incorporated by reference herein.

10.3	Asset Purchase Agreement dated as of October 10, 2017 between George Risk Industries, Inc., Labor Saving Devices, Inc. and Roy Bowling – Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended January 31, 2018, and incorporated by reference herein

31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)

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

/s/ STEPHANIE M. RISK-MCELROY	March 24, 2020
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHANIE M. RISK-MCELROY	March 24, 2020
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

/s/ DONNA DEBOWEY	March 24, 2020
DONNA DEBOWEY	Date
Director

/s/ JOEL H. WIENS	March 24, 2020
JOEL H. WIENS	Date
Director

/s/ BONITA P. RISK	March 24, 2020
BONITA P. RISK	Date
Director

/s/ JERRY KNUTSEN	March 24, 2020
JERRY KNUTSEN	Date
Director

