Form 10-Q/A
period 2019-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2020-03-25
CIK 84112

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q, or this Amendment, amends the Quarterly Report on Form 10-Q for the three months ended July 31, 2019 that we originally filed with the Securities and Exchange Commission, or the Commission, on September 18, 2019, or the Original Filing, in connection with our failure to give effect to the phase in of FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) in the financial statements included in the Original Filing.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 9 to our unaudited financial statements in Part I, Item 1, “Financial Statements” of this Amendment, on March 4, 2020, we concluded that we would restate our previously issued financial statements as of and for the three months ended July 31, 2019, as set forth in the Original Filing in connection with our failure to give effect to the phase in of ASU 2016-01 in the financial statements included in the Original Quarterly Report on Form 10-Q.

Amendment

The purpose of this Amendment is to restate our previously issued unaudited financial statements and related disclosures as of and for the three months ended July 31, 2019 in connection with the application of ASU 2016-01. This Amendment also includes (a) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the error described above.

Except as expressly set forth herein, including in the notes to the unaudited financial statements, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing.

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

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

In accordance with applicable Commission rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

2

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

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	July 31, 2019	April 30, 2019
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$261,000	$206,000
Dividends payable	1,714,000	1,714,000
Accrued expenses:
Payroll and related expenses	287,000	356,000
Property taxes	3,000	—
Income tax payable	30,000	—
Total Current Liabilities	2,295,000	2,276,000

Long-Term Liabilities
Deferred income taxes	1,240,000	1,198,000
Total Long-Term Liabilities	1,240,000	1,198,000

Total Liabilities	3,535,000	3,474,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	49,000	14,000
Retained earnings	41,859,000	40,883,000
Less: treasury stock, 3,550,571 and 3,544,271 shares, at cost	(4,280,000)	(4,227,000)
Total Stockholders’ Equity	40,511,000	39,553,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,046,000	$43,027,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018

Net Sales	$3,552,000	$3,429,000
Less: Cost of Goods Sold	(1,769,000)	(1,801,000)
Gross Profit	1,783,000	1,628,000

Operating Expenses:
General and Administrative	297,000	286,000
Sales	557,000	555,000
Engineering	14,000	9,000
Rent Paid to Related Parties	5,000	5,000
Total Operating Expenses	873,000	885,000

Income From Operations	910,000	773,000

Other Income (Expense)
Other	1,000	3,000
Dividend and Interest Income	193,000	193,000
Unrealized gain (loss) on marketable securities	145,000	—
Gain (Loss) on Sale of Investments	49,000	(68,000)
Total Other Income	388,000	128,000

Income Before Provisions for Income Taxes	1,298,000	901,000

Provisions for Income Taxes
Current Expense	294,000	247,000
Deferred tax expense	28,000	37,000
Total Income Tax Expense	322,000	284,000

Net Income	$976,000	$617,000

Basic Earnings Per Share of Common Stock	$0.20	$0.12
Diluted Earnings Per Share of Common Stock	$0.20	$0.12

Weighted Average Number of Common Shares Outstanding	4,956,389	4,967,580
Weighted Average Number of Shares Outstanding (Diluted)	4,976,889	4,988,080

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018

Net Income	$976,000	$617,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains arising during period	49,000	607,000
Reclassification adjustment for gains included in net income	—	44,000
Income tax expense related to other comprehensive income	(14,000)	(188,000)
Other Comprehensive Income	35,000	463,000

Comprehensive Income	$1,011,000	$1,080,000

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

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITIY

FOR THE THREE MONTHS ENDED JULY 31, 2019 and 2018

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	6,300	(53,000)	—	—	(53,000)

—	—	—	35,000	—	35,000

—	—	—	—	976,000	976,000

$1,934,000	3,550,571	$(4,280,000)	$49,000	$41,859,000	$40,511,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,534,784	$(4,148,000)	$2,249,000	$36,746,000	$37,730,000

—	650	(5,000)	—	—	(5,000)

—	—	—	463,000	—	463,000

—	—	—	—	617,000	617,000

$1,934,000	3,535,434	$(4,153,000)	$2,712,000	$37,363,000	$38,805,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018
Cash Flows from Operating Activities:
Net Income	$976,000	$617,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,000	83,000
(Gain) loss on sale of investments	(83,000)	68,000
Impairments on investments	34,000	—
Unrealized (gain) loss on marketable securities	(145,000)	—
Reserve for bad debts	(2,000)	3,000
Reserve for obsolete inventory	8,000	6,000
Deferred income taxes	28,000	37,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	163,000	234,000
Inventories	(288,000)	(389,000)
Prepaid expenses	79,000	166,000
Employee receivables	2,000	—
Income tax overpayment	—	244,000
Increase (decrease) in:
Accounts payable	55,000	(7,000)
Accrued expenses	(66,000)	(172,000)
Income tax payable	289,000	—
Net cash provided by operating activities	1,139,000	890,000

Cash Flows From Investing Activities:
(Purchase) of property and equipment	(169,000)	—
Proceeds from sale of marketable securities	9,000	2,000
(Purchase) of marketable securities	(132,000)	(233,000)
Net cash (used in) investing activities	(292,000)	(231,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(53,000)	(5,000)
Dividends paid	—	(1,000)
Net cash (used in) financing activities	(53,000)	(6,000)

Net Increase in Cash and Cash Equivalents	$794,000	$653,000

Cash and Cash Equivalents, beginning of period	$4,873,000	$4,294,000
Cash and Cash Equivalents, end of period	$5,667,000	$4,947,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$0	$1,000

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

Note 2: Investments

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets. Effective with the Company’s adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on May 1, 2018, the Company carries all investments at fair value, with unrealized gain or loss on equity securities reported through other income. The investments in debt securities have maturities between September 2019 and January 2044. The Company uses the average cost method to determine the cost of securities sold with any unrealized gains or losses reported in each respective period’s earnings. Dividend and interest income are reported as earned.

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

Marketable securities that are equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the Statements of Operations in the period of the change, and debt securities are carried at fair value on the balance sheet with changes in fair value recorded as unrealized gains or (losses) in the Statement of Comprehensive Income. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of operations. On April 30, 2019, as a result of the adoption of ASU 2016-01 – Financial Instruments, the Company reclassified $2,424,000 of net unrealized gains on marketable securities, that were formerly classified as available-for-sale securities before the adoption of the new standard, from Accumulated Other Comprehensive Income to Retained Earnings.

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately on year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $34,000 for the quarter ended July 31, 2019. For the prior quarter ended July 31, 2018, management did not need to record any impairment losses.

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

Note 3: Inventories

Inventories at July 31, 2019 and April 30, 2019 consisted of the following:

	July 31, 2019	April 30, 2019

Raw materials	$3,878,000	$3,644,000
Work in process	368,000	389,000
Finished goods	715,000	641,000
	4,961,000	4,674,000
Less: allowance for obsolete inventory	(98,000)	(91,000)
Inventories, net	$4,863,000	$4,583,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2019	2018
Net revenue:
Security alarm products	$2,830,000	$2,150,000
Cable & wiring tools	536,000	679,000
Other products	186,000	600,000
Total net revenue	$3,552,000	$3,429,000

Income from operations:
Security alarm products	$725,000	$485,000
Cable & wiring tools	137,000	153,000
Other products	48,000	135,000
Total income from operations	$910,000	$773,000

Depreciation and amortization:
Security alarm products	$23,000	$10,000
Cable & wiring tools	31,000	31,000
Other products	20,000	27,000
Corporate general	15,000	15,000
Total depreciation and amortization	$89,000	$83,000

Capital expenditures:
Security alarm products	$169,000	$—
Cable & wiring tools	—	—
Other products	—	—
Corporate general	—	—
Total capital expenditures	$169,000	$—

Identifiable assets:	July 31, 2019	April 30, 2019
Security alarm products	$6,369,000	$6,179,000
Cable & wiring tools	2,725,000	2,713,000
Other products	864,000	842,000
Corporate general	34,088,000	33,293,000
Total assets	$44,046,000	$43,027,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2019
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$976,000
Basic EPS	$976,000	4,956,389	$.1969
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0008)
Diluted EPS	$976,000	4,976,889	$.1961

	For the three months ended July 31, 2018
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$617,000
Basic EPS	$617,000	4,967,580	$.1242
Effect of dilutive Convertible Preferred Stock	–	20,500	(.0005)
Diluted EPS	$617,000	4,988,080	$.1237

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

Note 8 Subsequent Events

None

Note 9 Correction of Previously Issued Financial Statements

Subsequent to the issuance of its Quarterly Report on SEC Form 10-Q for the three months ended July 31, 2019, the Company discovered an error due to missing a change in accounting related to other comprehensive income (loss) as reflected in the phase in of ASU 2016-01, which became effective for the Company on May 1, 2018. Under the new guidance in ASU 2016-01 the Company should record unrealized gains and losses in the value of the equity securities it owns in the statements of operations, whereas, under previous guidance (and in the Original Form 10-Q) those unrealized gains and losses were recorded as accumulated other comprehensive income (loss).

This restatement includes i) recording a one-time adjustment to retained earnings to reclassify the accumulated other comprehensive loss related to unrealized gains on equity securities as of April 30, 2019 and ii) recording an unrealized gain on marketable securities representing the value change in the equities for the three months ended July 31, 2019.

No entries to correct for this restatement have any impact on our cash position, liquidity, or operations.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if current information becomes available in the future.

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

Results of Operations

●	Net sales showed a 3.59% increase over the same period in the prior year. Management believes that they have been successful at training employees on the new computer system and production is running smoothly. The Company has also seen some old customers buying from us again. Management believes that this may be in relation to price increases from our competitors
●	Cost of goods sold saw a decrease from 52.52% of sales in the prior year, to 49.80% in the current quarter, which is inside of Management’s goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The decreased cost of goods sold percentage is a reflection of having better training and working more efficiently when making product.
●	Operating expenses have increased by $18,000 when comparing the current year quarter to the same quarter for the prior year, but the percentage in relation to net sales decreased to 24.58% for the quarter ended July 31, 2019 as compared to 24.93% for the corresponding quarter last year. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for hiring new employees and wage increases.

●	Income from operations for the quarter ended July 31, 2019 was at $910,000, which is a 17.72% increase from the corresponding quarter last year, which had income from operations of $773,000.
●	Other income and expenses showed a $388,000 gain for the quarter ended July 31, 2019 as compared to a $128,000 gain for the quarter ended July 31, 2018. Investments in marketable securities are presented at fair value and an unrealized gain or loss is recorded within the statements of operations, a non-cash entry, at each period beginning May 1, 2018 and previously recorded unrealized gain or loss in other comprehensive income (loss). For the three months ended July 31, 2019 an unrealized gain was recorded, a non-cash entry, on marketable securities of $145,000. For the three months ended July 31, 2018 we recorded $463,000 of unrealized gains to other comprehensive income. The remainder of the increase is primarily due to gains realized from the sale of investments as compared to losses sustained during the same quarter last year.
●	Provision for income taxes showed an increase of $38,000, up from $284,000 in the quarter ended July 31, 2018 to $322,000 for the quarter ended July 31, 2019. The increase is a direct result of the adoption of ASU 2016-01.
●	In turn, net income for the quarter ended July 31, 2019 was $976,000, a 58.18% increase from the corresponding quarter last year, which showed net income of $617,000.
●	Earnings per share for the quarter ended July 31, 2019 were $0.20 per common share and $0.12 per common share for the quarter ended July 31, 2018.

Liquidity and capital resources

Operating

●	Net cash increased $794,000 during the quarter ended July 31, 2019 as compared to an increase of $653,000 during the corresponding quarter last year.
●	Accounts receivable decreased $163,000 for the quarter ending July 31, 2019 compared with a $234,000 decrease for the same quarter last year. The decrease in accounts receivable is directly attributable to the Company’s ability to collect on accounts and to keep past due accounts to a minimum. An analysis of accounts shows that there were only 5.15% that were over 90 days at July 31, 2019.
●	Inventories increased $288,000 during the current quarter as compared to a $389,000 increase last year. The smaller increase is primarily due to the fact that the Company selling more finished goods at a slightly faster rate than it is replenishing raw materials.
●	At the quarter ended July 31, 2019 there was a $79,000 decrease in prepaid expenses and at July 31, 2018, there was a $166,000 decrease. The current decrease is due to capitalizing some projects in process.
●	Accounts payable shows an increase of $55,000 for the quarter ended July 31, 2019 compared to a decrease of $7,000 for the same quarter the year before, primarily due to timing issues. Management strives to pay all payables within terms, unless there is a problem with the merchandise.
●	Accrued expenses decreased $66,000 for the current quarter as compared to a $172,000 decrease for the quarter ended July 31, 2018. The difference in the amounts is primarily due to timing issues of when pay periods end.
●	Income tax payable for the quarter ended July 31, 2019 increased $289,000, while there was a $244,000 decrease towards income tax overpayment for the quarter ended July 31, 2018. The current increase is due to waiting on tax refunds to be sent and not having to pay income tax estimates yet.

Investing

●	As for our investment activities, the Company purchased $169,000 of property and equipment during the current fiscal quarter. In comparison with the corresponding quarter last year, there were not any purchases of property and equipment.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2019 was $132,000 compared to $233,000 spent during the quarter ended July 31, 2018. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2019, the Company purchased $53,000 worth of treasury stock, along with the $5,000 spent in the same period the prior year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2019	July 31, 2018
Working capital (current assets – current liabilities)	$38,750,000	$36,894,000
Current ratio (current assets / current liabilities)	17.882	18.760
Quick ratio ((cash + investments + AR) / current liabilities)	15.622	16.567

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

Despite the material weaknesses in financial reporting noted above, we believe that our restated financial statements included in this restated report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

George Risk Industries, Inc.
(Registrant)

Date March 24, 2020	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

