Form 10-K/A
period 2019-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2020-05-26
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10–K/A

Amendment No. 2

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

EXPLANATORY NOTE

On August 13, 2019, George Risk Industries, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (the “Original Form 10-K” or “Original Filing”). This Amendment No. 2 (“Amendment”) amends the Original Form 10-K and Amendment No. 1 to give effect to the implementation of FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) in the financial statements included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s chief executive officer are filed as exhibits 31.1 and 32.1 to this Form 10-K/A.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 13 to our financial statements in Part I, Item 8, “Financial Statements” of the Amendment, on April 1, 2020, we concluded that certain disclosures necessary to fairly explain the changes in the financial statements presented were excluded in our previous filings and that we would restate our previously issued financial statements, as set forth in our Quarterly Amended Report (“Amended Filing”) for the fiscal year ended April 30, 2019, to disclose the effect of the correction on each financial statement line item and any per share amounts affected for each prior period presented in accordance with ASC 250-10-50-55, which was implemented as of May 1, 2018.

Amendment

The purpose of this Amendment is to restate our Amended Filing for the fiscal year ended April 30, 2019 in connection with the application of ASU 2016-01, which was implemented on May 1, 2018. This Amendment also includes (a) an amended Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the error described above.

Except as expressly set forth herein, including in the notes to the financial statements, this Amendment, along with Amendment #1 (“Amendments”), does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, these Amendments should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing and Amendments.

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment in connection with the application of ASU 2016-01:

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

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2019 Fiscal Year	Number of shares repurchased
May 1—July 31	650
August 1—October 31	5,800
November 1—January 31	937
February 1—April 30	2,100

2018 Fiscal Year	Number of shares repurchased
May 1—July 31	325
August 1—October 31	0
November 1—January 31	100
February 1—April 30	850

There are still approximately 254,000 shares available to be repurchased under the current resolution.

Item 6	Selected Financial Data

As a smaller reporting company, we are not required to respond to this item.

Item 7	Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Previously Issued Financial Statements

As discussed in Note 13 to the financial statements, the April 30, 2019 and 2018 financial statements have been restated to give effect to the Company implementing ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. In our original report we expressed an unmodified opinion on these financial statements, and our opinion on the revised statements, as expressed herein, remains unmodified.

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

Haynie & Company, PC

Littleton, Colorado

August 13, 2019, except for Notes 3, 6, 8 and 13, for which the date is May 22, 2020

We have served as the Company’s auditor since 1992

George Risk Industries, Inc.

Balance Sheets

As of April 30, 2019 and 2018

	2019	2018
	(Restated)
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
	(Restated)
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
	(Restated)

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

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2019 and 2018

	Year ended	Year ended
	April 30, 2019	April 30, 2018
	(Restated)

Net Income	$3,598,000	$2,546,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	265,000	1,351,000
Less: reclassification adjustment for (gains) losses included in net income	—	(321,000)
Income tax expense related to other comprehensive income	(76,000)	(20,000)
Other Comprehensive Income (Loss)	189,000	1,010,000

Comprehensive Income	$3,787,000	$3,556,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2019 and 2018

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2017	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Shares given as part of LSDI asset acquisition

Dividend declared at $0.36 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2018, as previously reported	4,100	99,000	8,502,881	850,000

Cumulative effect of restatement on prior periods, for adoption of ASU 2016-01	—	—	—	—

Balance at May 1, 2018 after adoption of ASU 2016-01, as restated	—	—	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $0.38 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2019 and 2018

	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Paid-In Capital	Shares	Amount	Income	Earnings	Total
$1,736,000	3,557,606	$(4,140,000)	$1,239,000	$35,981,000	$35,765,000

—	1,275	(10,000)	—	—	(10,000)

198,000	(24,097)	2,000	—	—	200,000

—	—	—	—	(1,781,000)	(1,781,000)

—	—	—	1,010,000	—	1,010,000

—	—	—	—	2,546,000	2,546,000

1,934,000	3,534,784	(4,148,000)	2,249,000	36,746,000	37,730,000

—	—	—	(2,424,000)	2,424,000	—

1,934,000	3,534,784	(4,148,000)	(175,000)	39,170,000	37,730,000

—	9,487	(79,000)	—	—	(79,000)

—	—	—	—	(1,885,000)	(1,885,000)

—	—	—	189,000	—	189,000

—	—	—	—	3,598,000	3,598,000

$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2019	April 30, 2018
	(Restated)

Cash Flows From Operating Activities:
Net Income	$3,598,000	$2,546,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,000	257,000
(Gain) loss on sale of investments	(129,000)	(231,000)
Impairment on investments	68,000	31,000
Unrealized (gain) loss on equity investments	(444,000)	—
Bad debt expense	3,000	3,000
Reserve for obsolete inventory	—	17,000
(Gain) loss on sale of assets	10,000	(6,000)
Deferred income taxes	170,000	28,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(155,000)	(701,000)
Inventories	(1,316,000)	(980,000)
Prepaid expenses	207,000	(403,000)
Other receivables	(5,000)	2,000
Income tax overpayment	489,000	(494,000)
Increase (decrease) in:
Accounts payable	(130,000)	268,000
Accrued expense	15,000	33,000
Net cash provided by (used in) operating activities	2,735,000	370,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	5,000	6,000
(Purchase) of property and equipment	(154,000)	(533,000)
Proceeds from sale of marketable securities	766,000	2,033,000
(Purchase) of marketable securities	(942,000)	(767,000)
(Purchase) of intangible asset	—	(1,624,000)
(Purchase) of long-term investment	—	(20,000)
Net cash provided by (used in) investing activities	(325,000)	(905,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(79,000)	(10,000)
Dividends paid	(1,752,000)	(1,617,000)
Net cash provided by (used in) financing activities	(1,831,000)	(1,627,000)

Net Increase (Decrease) in Cash and Cash Equivalents	579,000	(2,162,000)

Cash and Cash Equivalents, beginning of period	4,294,000	6,456,000

Cash and Cash Equivalents, end of period	$4,873,000	$4,294,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$1,200,000	$1,760,000
Interest expense	1,000	—

Cash receipts for:
Income taxes	$589,000	$294,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Notes to the Restated Financial Statements

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

2.	Inventories

Inventories at April 30, 2019 and 2018, consisted of the following:

	2019	2018
Raw materials	$3,644,000	$2,450,000
Work in process	389,000	444,000
Finished goods	641,000	463,000
	4,674,000	3,357,000
Less: allowance for obsolete inventory	(91,000)	(90,000)
Inventories, net	$4,583,000	$3,267,000

3.	Investments (Restated)

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, REITs, money markets, certificates of deposits and hedge funds and they are recorded at fair value. The investments in debt securities, which includes all investments except for the hedge funds, mature between June 2019 and January 2044. The Company uses the average cost method to determine the cost of securities sold with any unrealized gains or losses reported in the respective period’s earnings. Dividend and interest income are reported as earned.

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

Marketable securities that are equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the Statements of Operations in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of operations. On May 1, 2018, as a result of the adoption of ASU 2016-01 – Financial Instruments, the Company reclassified $2,424,000 of net unrealized gains on marketable securities, that were formerly classified as available-for-sale equity securities before the adoption of the new standard, from Accumulated Other Comprehensive Income to Retained Earnings.

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

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share (Restated)

Restated basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

	For the Year Ended April 30,
	Originally Filed 2019	Adjustment 2019	Restated 2019	Filed 2018
Numerator
Net income	$3,284,000	$314,000	$3,598,000	$2,546,000

Denominator
Weighted average common shares outstanding, basic	4,962,547	—	4,962,547	4,958,769
Convertible Preferred Stock	20,500	—	20,500	20,500
Weighted average common shares outstanding, diluted	4,983,047	—	4,983,047	4,977,584
Net Income per share - Basic	$0.66	$0.07	$0.73	$0.51
Income per shares - Diluted	$0.66	$0.06	$0.72	$0.51

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

8.	Income Taxes (Restated)

Reconciliation of income taxes with Federal and State taxable income:

	(Restated)
	2019	2018
Income before income taxes	$4,792,000	$3,546,000
State income tax deduction	(265,000)	(192,000)
Interest and dividend income	(658,000)	(669,000)
Domestic production activities deduction	—	(243,000)
Nondeductible expenses and timing differences	(308,000)	150,000
Taxable income	$3,561,000	$2,592,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

	(Restated)
	2019	2018
Income tax provision at statutory rate	$1,380,000	$1,327,000
Increase (decrease) income taxes resulting from:
State income taxes	(76,000)	(72,000)
Interest and dividend income	(190,000)	(250,000)
Domestic production activities	—	(91,000)
Deferred taxes	170,000	28,000
Other temporary and permanent differences	(90,000)	58,000
Income tax expense	$1,194,000	$1,000,000

Federal tax rate	21.00%	29.72%
State tax rate	7.81%	7.70%
Blended statutory rate	28.81%	37.42%

Deferred tax assets (liabilities) consist of the following components at April 30, 2019 and 2018:

	2019	2018
Deferred tax assets (liabilities):
Depreciation	(141,000)	(161,000)
Inventory valuation	26,000	26,000
Allowance for doubtful accounts	3,000	2,000
263A adjustment	—	58,000
Accrued vacation	28,000	30,000
Accumulated unrealized (gain)/loss on investments	(1,114,000)	(910,000)
Net deferred tax assets (liabilities)	$(1,198,000)	$(955,000)

9.	Business Segments

The following is financial information relating to industry segments:

	Quarter ended	Year ended	Year ended
	April 30,	April 30,	April 30,
	2019	2019	2018
Net revenue:
Security alarm products	$2,872,000	$11,006,000	$8,423,000
Cable & wiring tools	527,000	2,431,000	1,326,000
Other products	175,000	689,000	2,182,000
Total net revenue	$3,574,000	$14,126,000	$11,931,000

Income from operations:
Security alarm products	654,000	2,656,000	1,759,000
Cable & wiring tools	120,000	488,000	277,000
Other products	40,000	162,000	456,000
Total income from operations	$814,000	$3,306,000	$2,492,000

Depreciation and amortization:
Security alarm products	38,000	95,000	37,000
Cable & wiring tools	31,000	123,000	62,000
Other products	19,000	74,000	103,000
Corporate general	18,000	62,000	55,000
Total depreciation and amortization	$106,000	$354,000	$257,000

Capital expenditures:
Security alarm products	39,000	75,000	280,000
Cable & wiring tools	—	—	—
Other products	19,000	56,000	172,000
Corporate general	8,000	23,000	81,000
Total capital expenditures	$66,000	$154,000	$533,000

	April 30, 2019	April 30, 2018
Identifiable assets:
Security alarm products	6,179,000	4,561,000
Cable & wiring tools	2,713,000	2,347,000
Other products	842,000	1,521,000
Corporate general	33,293,000	32,510,000
Total assets	$43,027,000	$40,942,000

10.	Concentrations

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

13.	Correction of Previously Issued Financial Statements

The Company discovered an error due to missing a change in accounting related to other comprehensive income (loss) as reflected in the implementation of ASU 2016-01, which became effective for the Company on May 1, 2018. Under the new guidance in ASU 2016-01 the Company should record unrealized gains and losses in the value of the equity securities it owns in the statements of operations, whereas, under previous guidance (and in the Original Form 10-K) those unrealized gains and losses were recorded as accumulated other comprehensive income (loss).

This restatement includes i) recording a one-time adjustment to retained earnings to reclassify the accumulated other comprehensive gain, net of taxes, related to unrealized gains on equity securities as of May 1, 2018 and ii) recording an unrealized gain on marketable securities representing the value change in the equities for the year ended April 30, 2019.

No entries to correct for this restatement have any impact on our cash position, liquidity, or operations.

The following summarizes the restatement for the year ended April 30, 2019:

Adjustment to Accumulated OCI	As of May 1, 2018
Equity Securities:
Unrealized Gains	3,714,000
Unrealized Losses	(311,000)
Net Change	3,403,000

Income Tax Effect	979,000	28.81%

Adjustment to OCI	2,424,000

	On May 1, 2018
	Original	Adjustment	As Restated
Balance Sheet
Accumulated other comprehensive income	$2,249,000	$(2,424,000)	$(175,000)
Retained Earnings	36,746,000	2,424,000	39,173,000

	As of April 30, 2019
	Original	Adjustment	As Restated
Balance Sheet
Accumulated other comprehensive income	$2,752,000	$(2,738,000)	$14,000
Retained Earnings	38,145,000	2,738,000	40,883,000

	For the Year Ended April 30, 2019
	Original	Adjustment	As Restated
Income Statement
Unrealized Gain on Equity Securities	$—	$444,000	$444,000
Total Other Income	1,042,000	444,000	1,486,000

Income Before Provisions for Income Taxes	4,348,000	444,000	4,792,000

Deferred tax expense	40,000	130,000	170,000
Total Income Tax Expense	1,064,000	130,000	1,194,000

Net Income	$3,284,000	$314,000	$3,598,000

Earnings Per Share of Common Stock
Basic	$0.66	$0.07	$0.73
Diluted	$0.66	$0.06	$0.72

13.	Correction of Previously Issued Financial Statement, continued

	For the Year Ended April 30, 2019
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income	$3,284,000	$314,000	$3,598,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains arising during period	895,000	(630,000)	265,000
Less: reclassification adjustment for (gains) losses included in net income	(188,000)	(188,000)	—
Income tax expense (benefit) related to other comprehensive income	(204,000)	128,000	(76,000)
Other Comprehensive Income (Loss)	503,000	(314,000)	189,000

Comprehensive Income	$3,787,000	$—	$3,787,000

	For the Year Ended April 30, 2019
	Original	Adjustment	As Restated
Statement of Cash Flows
Cash Flows From Operating Activities
Net Income	$3,284,000	$314,000	$3,598,000
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on equity investments	—	(444,000)	(444,000)
Deferred income taxes	40,000	130,000	170,000
Net Cash provided by (used in) operating activities	$3,324,000	$—	$3,324,000

	For the Year Ended April 30,
	Originally Filed 2019	Adjustment 2019	Restated 2019	Filed 2018
Numerator
Net income	$3,284,000	$314,000	$3,598,000	$2,546,000

Denominator
Weighted average common shares outstanding, basic	4,962,547	—	4,962,547	4,958,769
Convertible Preferred Stock	20,500	—	20,500	20,500
Weighted average common shares outstanding, diluted	4,983,047	—	4,983,047	4,977,584
Net Income per share - Basic	$0.66	$0.07	$0.73	$0.51
Income per shares - Diluted	$0.66	$0.06	$0.72	$0.51

Item 9	Disagreements on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A	Controls and Procedures

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

/s/ STEPHANIE M. RISK-MCELROY	May 22, 2020
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHANIE M. RISK-MCELROY	May 22, 2020
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

/s/ DONNA DEBOWEY	May 22, 2020
DONNA DEBOWEY	Date
Director

/s/ JOEL H. WIENS	May 22, 2020
JOEL H. WIENS	Date
Director

/s/ BONITA P. RISK	May 22, 2020
BONITA P. RISK	Date
Director

/s/ JERRY KNUTSEN	May 22, 2020
JERRY KNUTSEN	Date
Director

