Form 10-Q/A
period 2019-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2020-05-26
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q, (“Amendment”), amends the Quarterly Report on Form 10-Q for the three months ended July 31, 2019 that we originally filed with the Securities and Exchange Commission, or the Commission, on September 18, 2019, or the Original Filing, in connection with our failure to give effect to the implementation of FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) in the financial statements included in the Original Filing.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 9 to our unaudited financial statements in Part I, Item 1, “Financial Statements” of the Amendment #2, on April 1, 2020, we concluded that certain disclosures necessary to fairly explain the changes in the financial statements presented were excluded in our previous filings and that we would we would restate our previously issued financial statements as of July 31, 2019 and for the three months ended July 31, 2018 and 2019, as set forth in the Amended Filing to disclose the in connection with our failure to give effect to the implementation of ASU 2016-01 in the financial statements included in the Original Quarterly Report on Form 10-Q.

Amendment

The purpose of this Amendment is to restate our previously issued unaudited financial statements and related disclosures as of July 31, 2019 and for the three months ended July 31, 2018 and 2019 in connection with the application of ASU 2016-01. This Amendment also includes (a) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the error described above.

Except as expressly set forth herein, including in the notes to the unaudited financial statements, this Amendment, along with Amendment #1 (“Amendments”), does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing and Amendments.

See Note 9 to the financial statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

2

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

The restated unaudited financial statements for the three-month period ended July 31, 2019 are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(unaudited)
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$5,667,000	$4,873,000
Investments and securities, at fair value	27,657,000	27,291,000
Accounts receivable:
Trade, net of $8,764 and $9,321 doubtful account allowance	2,534,000	2,696,000
Other	4,000	6,000
Income tax overpayment	—	259,000
Inventories, net	4,863,000	4,583,000
Prepaid expenses	320,000	282,000
Total Current Assets	41,045,000	39,990,000

Property and Equipment, net, at cost	1,095,000	984,000

Other Assets
Investment in Limited Land Partnership, at cost	293,000	293,000
Projects in process	1,000	117,000
Other	3,000	3,000
Total Other Assets	297,000	413,000

Intangible assets, net	1,609,000	1,640,000

TOTAL ASSETS	$44,046,000	$43,027,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	July 31, 2019	April 30, 2019
	(unaudited)
	(Restated)	(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$261,000	$206,000
Dividends payable	1,714,000	1,714,000
Accrued expenses:
Payroll and related expenses	287,000	356,000
Property taxes	3,000	—
Income tax payable	30,000	—
Total Current Liabilities	2,295,000	2,276,000

Long-Term Liabilities
Deferred income taxes	1,240,000	1,198,000
Total Long-Term Liabilities	1,240,000	1,198,000

Total Liabilities	3,535,000	3,474,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	49,000	14,000
Retained earnings	41,859,000	40,883,000
Less: treasury stock, 3,550,571 and 3,544,271 shares, at cost	(4,280,000)	(4,227,000)
Total Stockholders’ Equity	40,511,000	39,553,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,046,000	$43,027,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018
	(Restated)	(Restated)

Net Sales	$3,552,000	$3,429,000
Less: Cost of Goods Sold	(1,769,000)	(1,801,000)
Gross Profit	1,783,000	1,628,000

Operating Expenses:
General and Administrative	297,000	286,000
Sales	557,000	555,000
Engineering	14,000	9,000
Rent Paid to Related Parties	5,000	5,000
Total Operating Expenses	873,000	885,000

Income From Operations	910,000	773,000

Other Income (Expense)
Other	1,000	3,000
Dividend and Interest Income	193,000	193,000
Unrealized gain (loss) on equity securities	145,000	432,000
Gain (Loss) on Sale of Investments	49,000	(68,000)
Total Other Income	388,000	560,000

Income Before Provisions for Income Taxes	1,298,000	1,333,000

Provisions for Income Taxes
Current Expense	294,000	247,000
Deferred tax expense	28,000	161,000
Total Income Tax Expense	322,000	408,000

Net Income	$976,000	$925,000

Basic Earnings Per Share of Common Stock	$0.20	$0.19
Diluted Earnings Per Share of Common Stock	$0.20	$0.19

Weighted Average Number of Common Shares Outstanding	4,956,389	4,967,580
Weighted Average Number of Shares Outstanding (Diluted)	4,976,889	4,988,080

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018
	(Restated)	(Restated)

Net Income	$976,000	$925,000

Other Comprehensive Income (Loss), Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains arising during period	49,000	220,000
Income tax expense related to other comprehensive income	(14,000)	(63,000)
Other Comprehensive Income (Loss)	35,000	157,000

Comprehensive Income (Loss)	$1,011,000	$1,082,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2018, as previously reported	4,100	$99,000	8,502,881	$850,000

Cumulative effect of restatement on prior periods, for adoption of ASU 2016-01	—	—	—	—

Balance at May 1, 2018 after adoption of ASU 2016-01, as restated	—	—	—	—

Purchases of common stock	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2018 (Restated)	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITIY

FOR THE THREE MONTHS ENDED JULY 31, 2019 and 2018

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	6,300	(53,000)	—	—	(53,000)

—	—	—	35,000	—	35,000

—	—	—	—	976,000	976,000

$1,934,000	3,550,571	$(4,280,000)	$49,000	$41,859,000	$40,511,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,534,784	$(4,148,000)	$2,249,000	$36,746,000	$37,730,000

			(2,424,000)	2,424,000	—

1,934,000	3,534,784	(4,148,000)	(175,000)	39,170,000	37,730,000

—	650	(5,000)	—	—	(5,000)

—	—	—	157,000	—	157,000

—	—	—	—	925,000	925,000

$1,934,000	3,535,434	$(4,153,000)	$(18,000)	$40,095,000	$38,807,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

	July 31, 2019	July 31, 2018
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Income	$976,000	$925,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,000	83,000
(Gain) loss on sale of investments	(83,000)	68,000
Impairments on investments	34,000	—
Unrealized (gain) loss on equity securities	(145,000)	(432,000)
Reserve for bad debts	(2,000)	3,000
Reserve for obsolete inventory	8,000	6,000
Deferred income taxes	28,000	161,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	163,000	234,000
Inventories	(288,000)	(389,000)
Prepaid expenses	79,000	166,000
Employee receivables	2,000	—
Income tax overpayment	—	244,000
Increase (decrease) in:
Accounts payable	55,000	(7,000)
Accrued expenses	(66,000)	(172,000)
Income tax payable	289,000	—
Net cash provided by operating activities	1,139,000	890,000

Cash Flows From Investing Activities:
(Purchase) of property and equipment	(169,000)	—
Proceeds from sale of marketable securities	9,000	2,000
(Purchase) of marketable securities	(132,000)	(233,000)
Net cash (used in) investing activities	(292,000)	(231,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(53,000)	(5,000)
Dividends paid	—	(1,000)
Net cash (used in) financing activities	(53,000)	(6,000)

Net Increase in Cash and Cash Equivalents	$794,000	$653,000

Cash and Cash Equivalents, beginning of period	$4,873,000	$4,294,000
Cash and Cash Equivalents, end of period	$5,667,000	$4,947,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$0	$1,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS

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

Note 2: Investments (Restated)

The Company has investments in publicly traded equity securities, corporate bonds, state and municipal debt securities, real estate investment trusts, and money markets and they are recorded at fair value. The investments in debt securities have maturities between September 2019 and January 2044. The Company uses the average cost method to determine the cost of securities sold with any unrealized gains or losses reported in each respective period’s earnings. Dividend and interest income are reported as earned.

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

Note 3: Inventories

Inventories at July 31, 2019 and April 30, 2019 consisted of the following:

	July 31, 2019	April 30, 2019

Raw materials	$3,878,000	$3,644,000
Work in process	368,000	389,000
Finished goods	715,000	641,000
	4,961,000	4,674,000
Less: allowance for obsolete inventory	(98,000)	(91,000)
Inventories, net	$4,863,000	$4,583,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2019	2018
Net revenue:
Security alarm products	$2,830,000	$2,150,000
Cable & wiring tools	536,000	679,000
Other products	186,000	600,000
Total net revenue	$3,552,000	$3,429,000

Income from operations:
Security alarm products	$725,000	$485,000
Cable & wiring tools	137,000	153,000
Other products	48,000	135,000
Total income from operations	$910,000	$773,000

Depreciation and amortization:
Security alarm products	$23,000	$10,000
Cable & wiring tools	31,000	31,000
Other products	20,000	27,000
Corporate general	15,000	15,000
Total depreciation and amortization	$89,000	$83,000

Capital expenditures:
Security alarm products	$169,000	$—
Cable & wiring tools	—	—
Other products	—	—
Corporate general	—	—
Total capital expenditures	$169,000	$—

Identifiable assets:	July 31, 2019	April 30, 2019
Security alarm products	$6,369,000	$6,179,000
Cable & wiring tools	2,725,000	2,713,000
Other products	864,000	842,000
Corporate general	34,088,000	33,293,000
Total assets	$44,046,000	$43,027,000

Note 5: Earnings per Share (Restated)

Restated basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the Three Months Ended July 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$866,000	$110,000	$976,000

Denominator
Weighted average common shares outstanding, basic	4,956,389	—	4,956,389
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,976,889	—	4,976,889
Net Income per share - Basic	$0.17	$0.03	$0.20
Income per shares - Diluted	$0.17	$0.03	$0.20

	For the Three Months Ended July 31,
	Originally Filed 2018	Adjustment 2018	Restated 2018
Numerator
Net income	$617,000	$308,000	$925,000

Denominator
Weighted average common shares outstanding, basic	4,967,580	—	4,967,580
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,988,080	—	4,988,080
Net Income per share - Basic	$0.12	$0.07	$0.19
Income per shares - Diluted	$0.12	$0.07	$0.19

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

This restatement includes i) recording a one-time adjustment to retained earnings to reclassify the accumulated other comprehensive loss related to unrealized gains on equity securities as of May 1, 2018 and ii) recording an unrealized gain on marketable securities representing the value change in the equities for the three months ended July 31, 2019 and 2018.

No entries to correct for this restatement have any impact on our cash position, liquidity, or operations.

The tables below reflect the effect of restatement on the Company’s financial statements for the quarter:

	As of July 31, 2019
	Original	Adjustment	As Restated
Balance Sheet
Deferred Income Taxes	$1,247,000	$(7,000)	$1,240,000
Total Liabilities	3,542,000	(7,000)	3,535,000

Accumulated other comprehensive income	$2,890,000	$(2,841,000)	$49,000
Retained Earnings	39,011,000	2,848,000	41,859,000
Total stockholder’s Equity	$40,504,000	$7,000	$40,511,000

	As of April 30, 2019
	Original	Adjustment	As Restated
Balance Sheet
Accumulated other comprehensive income	$2,752,000	$(2,738,000)	$14,000
Retained Earnings	38,145,000	2,738,000	40,883,000

	For the Three Months Ended July 31, 2019
	Original	Adjustment	As Restated
Income Statement
Unrealized Gain (Loss) on Equity Securities	$—	$145,000	$145,000
Total Other Income (Expense)	$243,000	$145,000	$388,000

Income Before Provisions for Income Taxes	1,153,000	145,000	1,298,000

Deferred tax expense (benefit)	(7,000)	35,000	28,000
Total Income Tax Expense	287,000	42,000	329,000

Net Income	$866,000	$110,000	$976,000

Earnings Per Share of Common Stock
Basic	$0.17	$0.03	$0.20
Diluted	$0.17	$0.03	$0.20

	For the Three Months Ended July 31, 2018
	Original	Adjustment	As Restated
Income Statement
Unrealized Gain (Loss) on Equity Securities	$—	$432,000	$432,000
Total Other Income (Expense)	$128,000	$432,000	$560,000

Income Before Provisions for Income Taxes	901,000	432,000	1,333,000

Deferred tax expense (benefit)	37,000	124,000	161,000
Total Income Tax Expense	284,000	124,000	408,000

Net Income	$617,000	$308,000	$925,000

Earnings Per Share of Common Stock
Basic	$0.12	$0.07	$0.19
Diluted	$0.12	$0.07	$0.19

	For the Three Months Ended July 31, 2019
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income	$866,000	$110,000	$976,000

Other Comprehensive Income, net of Tax
Unrealized gain (loss) on securities
Unrealized holding gains arising during period	324,000	(275,000)	49,000
Less: reclassification adjustment for (gains) losses included in net income	(130,000)	130,000	—
Income tax expense related to other comprehensive income	(56,000)	42,000	(14,000)
Other Comprehensive Income (Loss)	$138,000	$(103,000)	$35,000

Comprehensive Income	$1,004,000	$7,000	$1,011,000

	For the Three Months Ended July 31, 2018
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income	$617,000	$308,000	$925,000

Other Comprehensive Income, net of Tax
Unrealized gain (loss) on securities
Unrealized holding gains arising during period	607,000	(387,000)	220,000
Less: reclassification adjustment for (gains) losses included in net income	44,000	(44,000)	—
Income tax expense related to other comprehensive income	(188,000)	125,000	(63,000)
Other Comprehensive Income (Loss)	$463,000	$(306,000)	$157,000

Comprehensive Income	$1,080,000	$2,000	$1,082,000

	Original	Adjustment	As Restated
Statement of Stockholders’ Equity
Balance, April 30, 2019	$39,553,000	$—	$39,553,000
Purchase of common stock	(53,000)	—	(53,000)
Unrealized gain (loss), net of tax effect	138,000	(103,000)	35,000
Net Income	866,000	110,000	976,000
Balance, July 31, 2019	$40,504,000	$7,000	$40,511,000

	Original	Adjustment	As Restated
Statement of Stockholders’ Equity
Balance, April 30, 2018	$37,730,000	$—	$37,730,000
Purchase of common stock	(5,000)	—	(5,000)
Impact of adoption of ASU 2016-01	—	—	—
Unrealized gain (loss), net of tax effect	463,000	(306,000)	157,000
Net Income	617,000	308,000	925,000
Balance, July 31, 2018	$38,805,000	$2,000	$38,807,000

	For the Three Months Ended July 31, 2019
	Original	Adjustment	As Restated
Statement of Cash Flows
Cash Flows From Operating Activities
Net Income	$866,000	$110,000	$976,000
Adjustment to reconcile net income to net cash provided operating activities
Unrealized (gain) loss on equity securities	—	(145,000)	(145,000)
Deferred income taxes	(7,000)	35,000	28,000
Net cash provided by (used in) operating activities	$1,139,000	$—	$1,139,000

	For the Three Months Ended July 31, 2018
	Original	Adjustment	As Restated
Statement of Cash Flows
Cash Flows From Operating Activities
Net Income	$617,000	$308,000	$925,000
Adjustment to reconcile net income to net cash provided operating activities
Unrealized (gain) loss on equity securities	—	(432,000)	(432,000)
Deferred income taxes	37,000	124,000	161,000
Net cash provided by (used in) operating activities	$890,000	$—	$890,000

	For the Three Months Ended July 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$866,000	$110,000	$976,000
Denominator
Weighted average common shares outstanding, basic	4,956,389	—	4,956,389
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,976,889	—	4,976,889
Net Income per share - Basic	$0.17	$0.03	$0.20
Income per shares - Diluted	$0.17	$0.03	$0.20

	For the Three Months Ended July 31,
	Originally Filed 2018	Adjustment 2018	Restated 2018
Numerator
Net income	$617,000	$308,000	$925,000
Denominator
Weighted average common shares outstanding, basic	4,967,580	—	4,967,580
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,988,080	—	4,988,080
Net Income per share - Basic	$0.12	$0.07	$0.19
Income per shares - Diluted	$0.12	$0.07	$0.19

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Restated)

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

Results of Operations

●	Net sales showed a 3.59% increase over the same period in the prior year. Management believes that they have been successful at training employees on the new computer system and production is running smoothly. The Company has also seen some old customers buying from us again. Management believes that this may be in relation to price increases from our competitors
●	Cost of goods sold saw a decrease from 52.52% of sales in the prior year, to 49.80% in the current quarter, which is inside of Management’s goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The decreased cost of goods sold percentage is a reflection of having better training and working more efficiently when making product.
●	Operating expenses have increased by $18,000 when comparing the current quarter to the same quarter for the prior year, but the percentage in relation to net sales decreased to 24.58% for the quarter ended July 31, 2019 as compared to 24.93% for the corresponding quarter last year. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for hiring new employees and wage increases.

●	Income from operations for the quarter ended July 31, 2019 was at $910,000, which is a 17.72% increase from the corresponding quarter last year, which had income from operations of $773,000.
●	Other income and expenses showed a $388,000 gain for the quarter ended July 31, 2019 as compared to a $560,000 gain for the quarter ended July 31, 2018. Investments in marketable securities are presented at fair value and an unrealized gain or loss is recorded within the statements of operations, a non-cash entry, at each period beginning May 1, 2018 and previously recorded unrealized gain or loss in other comprehensive income (loss). For the three months ended July 31, 2019, $145,000 of unrealized gains on equity securities were recorded and $432,000 of unrealized gains on equity securities were recorded for the three months ended July 31, 2018. The remainder of the increase is primarily due to gains realized from the sale of investments as compared to losses sustained during the same quarter last year.
●	Provision for income taxes showed a decrease of $79,000, down from $408,000 in the quarter ended July 31, 2018 to $329,000 for the quarter ended July 31, 2019. The decrease is a direct result of the adoption of ASU 2016-01.
●	In turn, net income for the quarter ended July 31, 2019 was $969,000, a 4.76% increase from the corresponding quarter last year, which showed net income of $925,000.
●	Earnings per share for the quarter ended July 31, 2019 were $0.20 per common share and $0.19 per common share for the quarter ended July 31, 2018.

Liquidity and capital resources

Operating

●	Net cash increased $794,000 during the quarter ended July 31, 2019 as compared to an increase of $653,000 during the corresponding quarter last year.
●	Accounts receivable decreased $163,000 for the quarter ending July 31, 2019 compared with a $234,000 decrease for the same quarter last year. The decrease in accounts receivable is directly attributable to the Company’s ability to collect on accounts and to keep past due accounts to a minimum. An analysis of accounts shows that there were only 5.15% that were over 90 days at July 31, 2019.
●	Inventories increased $288,000 during the current quarter as compared to a $389,000 increase last year. The smaller increase is primarily due to the fact that the Company selling more finished goods at a slightly faster rate than it is replenishing raw materials.
●	At the quarter ended July 31, 2019 there was a $79,000 decrease in prepaid expenses and at July 31, 2018, there was a $166,000 decrease. The current decrease is due to capitalizing some projects in process.
●	Accounts payable shows an increase of $55,000 for the quarter ended July 31, 2019 compared to a decrease of $7,000 for the same quarter the year before, primarily due to timing issues. Management strives to pay all payables within terms, unless there is a problem with the merchandise.
●	Accrued expenses decreased $66,000 for the current quarter as compared to a $172,000 decrease for the quarter ended July 31, 2018. The difference in the amounts is primarily due to timing issues of when pay periods end.
●	Income tax payable for the quarter ended July 31, 2019 increased $289,000, while there was a $244,000 decrease towards income tax overpayment for the quarter ended July 31, 2018. The current increase is due to waiting on tax refunds to be sent and not having to pay income tax estimates yet.

Investing

●	As for our investment activities, the Company purchased $169,000 of property and equipment during the current fiscal quarter. In comparison with the corresponding quarter last year, there were not any purchases of property and equipment.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2019 was $132,000 compared to $233,000 spent during the quarter ended July 31, 2018. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	Furthermore, the Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2019, the Company purchased $53,000 worth of treasury stock, along with the $5,000 spent in the same period the prior year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2019	July 31, 2018
Working capital
(current assets – current liabilities)	$38,750,000	$36,894,000
Current ratio
(current assets / current liabilities)	17.882	18.760
Quick ratio
((cash + investments + AR) / current liabilities)	15.622	16.567

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

George Risk Industries, Inc.
(Registrant)

Date May 22, 2020	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

