Form 10-Q/A
period 2019-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2020-05-26
CIK 84112

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (“Amendment”), amends the Quarterly Report on Form 10-Q for the three-and six months periods ended October 31, 2019 that we originally filed with the Securities and Exchange Commission, or the Commission, on December 20, 2019, or the Original Filing, in connection with our failure to give effect to the implementation of FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) in the financial statements included in the Original Filing.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 9 to our unaudited financial statements in Part I, Item 1, “Financial Statements” of the Amendment #2, on April 1, 2020, we concluded that certain disclosures necessary to fairly explain the changes in the financial statements presented were excluded in our previous filings and that we would we would restate our previously issued financial statements as of October 31, 2019 and for the three-and six months periods ended October 31, 2018 and 2019, as set forth in the Original Filing in connection with our failure to give effect to the implementation of ASU 2016-01 in the financial statements included in the Original Quarterly Report on Form 10-Q.

Amendment

The purpose of this Amendment is to restate our previously issued unaudited financial statements and related disclosures as of October 31, 2019 and for the three-and six months periods ended October 31, 2018 and 2019 in connection with the application of ASU 2016-01. This Amendment also includes (a) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the error described above.

Except as expressly set forth herein, including in the notes to the unaudited financial statements, this Amendment, along with Amendment #1 (“Amendment”), does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q.

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

2

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The restated unaudited financial statements for the three-and six-month periods ended October 31, 2019, are attached hereto.

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

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Three months ended Oct 31, 2019	Six months ended Oct 31, 2019	Three months ended Oct 31, 2018	Six months ended Oct 31, 2018
	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales	$3,710,000	$7,263,000	$3,667,000	$7,096,000
Less: Cost of Goods Sold	(1,860,000)	(3,630,000)	(1,893,000)	(3,695,000)
Gross Profit	1,850,000	3,633,000	1,774,000	3,401,000

Operating Expenses
General and Administrative	329,000	626,000	331,000	616,000
Sales	555,000	1,112,000	525,000	1,080,000
Engineering	17,000	32,000	28,000	37,000
Rent Paid to Related Parties	3,000	8,000	4,000	9,000
Total Operating Expenses	904,000	1,778,000	888,000	1,742,000

Income From Operations	946,000	1,855,000	886,000	1,659,000

Other Income (Expense)
Other	1,000	2,000	6,000	8,000
Dividend and Interest Income	166,000	359,000	152,000	345,000
Unrealized Gain (Loss) on Equity Securities	129,000	274,000	(1,197,000)	(765,000)
Gain (Loss) on Investments	10,000	59,000	(27,000)	(94,000)
Total Other Income (Loss)	306,000	694,000	(1,066,000)	(506,000)

Income Before Provisions for Income Taxes	1,252,000	2,549,000	(180,000)	1,153,000

Provisions for Income Taxes:
Current Expense	258,000	552,000	261,000	508,000
Deferred Tax Expense (Benefit)	37,000	65,000	(357,000)	(197,000)
Total Income Tax Expense (Benefit)	295,000	617,000	(96,000)	311,000

Net Income (Loss)	$957,000	$1,932,000	$(84,000)	$842,000

Income (Loss) Per Share of Common Stock
Basic	$0.19	$0.39	$(0.02)	$0.17
Diluted	$0.19	$0.39	$(0.02)	$0.17

Weighted Average Number of Common Shares Outstanding
Basic	4,952,110	4,954,250	4,962,177	4,964,879
Diluted	4,972,610	4,974,750	4,982,677	4,985,379

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Three months ended Oct 31, 2019	Six months ended Oct 31, 2019	Three months ended Oct 31, 2018	Six months ended Oct 31, 2018
	(Restated)	(Restated)	(Restated)	(Restated)
Net Income (Loss)	$957,000	$1,932,000	$(84,000)	$842,000

Other Comprehensive Income, net of tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	1,000	50,000	(55,000)	165,000
Income tax benefit (expense) related to other comprehensive income	—	(14,000)	15,000	(48,000)
Other Comprehensive Income (Loss)	1,000	36,000	(40,000)	117,000

Comprehensive Income (Loss)	$958,000	$1,968,000	$(124,000)	$959,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2018 (Restated)	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.38 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2018 (Restated)	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Paid-In Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,550,571	$(4,280,000)	$49,000	$41,859,000	$40,511,000

—	200	(1,000)	—	—	(1,000)

—	—	—	—	(1,982,000)	(1,982,000)

—	—	—	1,000	—	1,000

—	—	—	—	957,000	957,000

$1,934,000	3,550,771	$(4,281,000)	$50,000	$40,834,000	$39,486,000

	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Paid-In Capital	Shares	Amount	Income	Earnings	Total

$1,934,000	3,535,434	$(4,153,000)	$(18,000)	$40,095,000	$38,807,000

—	5,800	(49,000)	—	—	(49,000)

—	—	—	—	(1,885,000)	(1,885,000)

—	—	—	(40,000)	—	(40,000)

—	—	—	—	(83,000)	(83,000)

$1,934,000	3,541,234	$(4,202,000)	$(58,000)	$38,127,000	$36,750,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2018, as previously reported	4,100	$99,000	8,502,881	$850,000

Cumulative effect of restatement on prior periods, for adoption of ASU 2016-01	—	—	—	—

Balance at May 1, 2018 after adoption of ASU 2016-01, as restated

Purchases of common stock	—	—	—	—

Dividend declared at $0.38 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2018 (Restated)	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Paid-In Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	6,500	(54,000)	—	—	(54,000)

—	—	—	—	(1,981,000)	(1,981,000)

—	—	—	36,000	—	36,000

—	—	—	—	1,932,000	1,932,000

$1,934,000	3,550,771	$(4,281,000)	$50,000	$40,834,000	$39,486,000

	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Paid-In Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,534,784	$(4,148,000)	$2,249,000	$36,746,000	$37,730,000

			(2,424,000)	2,424,000

1,934,000	3,534,784	(4,148,000)	(175,000)	39,170,000	37,730,000

—	6,450	(54,000)	—	—	(54,000)

—	—	—	—	(1,885,000)	(1,885,000)

—	—	—	117,000	—	117,000

—	—	—	—	842,000	842,000

$1,934,000	3,541,234	$(4,202,000)	$(58,000)	$38,127,000	$36,750,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTSOF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

	Oct 31, 2019	Oct 31, 2018
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,932,000	$842,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,000	167,000
(Gain) loss on sale of investments	(100,000)	62,000
Impairments on investments	41,000	32,000
Unrealized (gain) loss on equity securities	(274,000)	765,000
Reserve for bad debts	(6,000)	6,000
Reserve for obsolete inventory	2,000	19,000
Deferred income taxes	65,000	(197,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	486,000	23,000
Inventories	(583,000)	(435,000)
Prepaid expenses and projects in process	271,000	168,000
Other receivables	5,000	(2,000)
Income tax over payment	114,000	(97,000)
Increase (decrease) in:
Accounts payable	(36,000)	(189,000)
Accrued expenses	11,000	8,000
Net cash provided by operating activities	2,111,000	1,172,000

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of property and equipment	(179,000)	—
Proceeds from sale of marketable securities	540,000	754,000
(Purchase) of marketable securities	(250,000)	(324,000)
(Purchase) of long-term investment	(27,000)	—
Net cash provided by investing activities	84,000	430,000
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(54,000)	(54,000)
Dividends paid	(1,802,000)	(1,752,000)
Net cash (used in) financing activities	(1,856,000)	(1,806,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	339,000	(204,000)

Cash and Cash Equivalents, beginning of period	4,873,000	4,294,000
Cash and Cash Equivalents, end of period	$5,212,000	$4,090,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$605,000	$600,000
Interest paid	$—	$1,000

Cash receipts for:
Income taxes	$159,000	$—

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO RESTATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 Investments (Restated)

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

Marketable securities that are equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the Statements of Operations in the period of the change; and debt securities are carried at fair value on the balance sheets with changes in fair value recorded as unrealized gains or losses in the Statement of Comprehensive Income. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of operations. On May 1. 2018, as a result of the adoption of ASU 2016-01 – Financial Instruments, the Company reclassified $2,424,000 of net unrealized gains on marketable securities, that were formerly classified as available-for-sale securities before the adoption of the new standard, from Accumulated Other Comprehensive Income to Retained Earnings.

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

Note 3 Inventories

Inventories at October 31, 2019 and April 30, 2019 consisted of the following:

	October 31, 2019	April 30, 2019

Raw materials	$4,131,000	$3,644,000
Work in process	458,000	389,000
Finished goods	667,000	641,000
	5,256,000	4,674,000
Less: allowance for obsolete inventory	(93,000)	(91,000)
Inventories, net	$5,163,000	$4,583,000

Note 4 Business Segments

The following is financial information relating to industry segments:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2019	Oct 31, 2019	Oct 31, 2018	Oct 31, 2018
Net revenue:
Security alarm products	$2,985,000	$5,852,000	$2,852,000	$5,371,000
Cable & wiring tools	571,000	1,071,000	649,000	1,351,000
Other products	154,000	340,000	166,000	374,000
Total net revenue	$3,710,000	$7,263,000	$3,667,000	$7,096,000

Income from operations:
Security alarm products	$762,000	$1,495,000	$689,000	$1,291,000
Cable & wiring tools	140,000	273,000	157,000	293,000
Other products	44,000	87,000	40,000	75,000
Total income from operations	$946,000	$1,855,000	$886,000	$1,659,000

Depreciation and amortization:
Security alarm products	$71,000	$94,000	$10,000	$20,000
Cable & wiring tools	31,000	62,000	31,000	62,000
Other products	(4,000)	16,000	28,000	55,000
Corporate general	(4,000)	11,000	15,000	30,000
Total depreciation and amortization	$94,000	$183,000	$84,000	$167,000

Capital expenditures:
Security alarm products	$10,000	$179,000	$—	$—
Cable & wiring tools	—	—	—	—
Other products	—	—	—	—
Corporate general	—	—	—	—
Total capital expenditures	$10,000	$179,000	$—	$—

	October 31, 2019	April 30, 2019
Identifiable assets:
Security alarm products	$6,351,000	$6,179,000
Cable & wiring tools	2,666,000	2,713,000
Other products	835,000	842,000
Corporate general	33,341,000	33,293,000
Total assets	$43,193,000	$43,027,000

Note 5 Earnings per Share (Restated)

Restated basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the Three Months Ended October 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$864,000	$93,000	$957,000

Denominator
Weighted average common shares outstanding, basic	4,952,110	—	4,952,110
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,972,610	—	4,972,610
Net Income per share - Basic	$0.17	$0.02	$0.19
Income per shares - Diluted	$0.17	$0.02	$0.19

	For the Six Months Ended October 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$1,729,000	$203,000	$1,932,000

Denominator
Weighted average common shares outstanding, basic	4,954,250	—	4,964,250
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,974,750	—	4,974,750
Net Income per share - Basic	$0.35	$0.04	$0.39
Income per shares - Diluted	$0.35	$0.04	$0.39

	For the Three Months Ended October 31,
	Originally Filed 2018	Adjustment 2018	Restated 2018
Numerator
Net income	$768,000	$(852,000)	$(84,000)

Denominator
Weighted average common shares outstanding, basic	4,962,177	—	4,962,177
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,982,677	—	4,982,677
Net Income per share - Basic	$0.15	$(0.17)	$(0.02)
Income per shares - Diluted	$0.15	$(0.17)	$(0.02)

	For the Six Months Ended October 31,
	Originally Filed 2018	Adjustment 2018	Restated 2018
Numerator
Net income	$1,386,000	$(544,000)	$842,000

Denominator
Weighted average common shares outstanding, basic	4,964,879	—	4,964,879
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,985,379	—	4,985,379
Net Income per share - Basic	$0.28	$(0.11)	$0.17
Income per shares - Diluted	$0.28	$(0.11)	$0.17

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

Note 9 Correction of Previously Issued Financial Statements

Subsequent to the issuance of its Quarterly Report on SEC Form 10-Q for the three-and six months periods ended October 31, 2019, the Company discovered an error due to missing a change in accounting related to other comprehensive income (loss) as reflected in the implementation of ASU 2016-01, which became effective for the Company on May 1, 2018. Under the new guidance in ASU 2016-01 the Company should record unrealized gains and losses in the value of the equity securities it owns in the statements of operations, whereas, under previous guidance (and in the Original Form 10-Q) those unrealized gains and losses were recorded as accumulated other comprehensive income (loss).

This restatement includes i) recording a one-time adjustment to retained earnings to reclassify the accumulated other comprehensive loss related to unrealized gains on equity securities as of May 1, 2018 and ii) recording unrealized gains on marketable securities representing the value change in the equities for the three-and six months periods ended October 31, 2019 and 2018.

No entries to correct for this restatement have any impact on our cash position, liquidity, or operations.

The tables below reflect the effect of restatement on the Company’s financial statements for the three and six month periods ending October 31, 2019 and 2018:

	As of October 31, 2019
	Original	Adjustment	As Restated
Balance Sheet
Deferred Income Taxes	$1,286,000	$(8,000)	$1,278,000
Total Liabilities	$3,715,000	$(8,000)	$3,707,000

Accumulated other comprehensive income	2,983,000	(2,933,000)	50,000
Retained Earnings	37,893,000	2,941,000	40,834,000
Total stockholder’s Equity	$39,478,000	$8,000	$39,486,000

Total liabilities and stockholder’s Equity	$43,193,000	$—	$43,193,000

	As of October 31, 2018
	Original	Adjustment	As Restated

Balance Sheet
Accumulated other comprehensive income	$1,821,000	$(1,879,000)	$(58,000)
Retained Earnings	36,246,000	1,881,000	38,127,000

Total Stockholder’s Equity	$36,748,000	$2,000	$36,750,000

	For the Three Months Ended October 31, 2019
	Original	Adjustment	As Restated
Income Statement
Unrealized Gain (Loss) on Equity Securities	$—	$129,000	$129,000
Total Other Income (Expense)	177,000	129,000	306,000

Income Before Provisions for Income Taxes	1,123,000	129,000	1,252,000

Provisions for Income Taxes
Deferred tax expense (benefit)	1,000	36,000	37,000
Total Income Tax Expense	259,000	36,000	295,000

Net Income	$864,000	$93,000	$957,000

Earnings Per Share of Common Stock	$0.17	$0.02	$0.19
Basic	$0.17	$0.02	$0.19
Diluted

	For the Six Months Ended October 31, 2019
	Original	Adjustment	As Restated
Income Statement
Unrealized Gain (Loss) on Equity Securities	$—	$274,000	$274,000
Total Other Income (Expense)	$420,000	$274,000	$694,000

Income Before Provisions for Income Taxes	2,275,000	274,000	2,549,000

Deferred tax expense (benefit)	(6,000)	71,000	65,000
Total Income Tax Expense	546,000	71,000	617,000

Net Income	$1,729,000	$203,000	$1,932,000

Earnings Per Share of Common Stock	$0.35	$0.04	$0.39
Basic	$0.35	$0.04	$0.39
Diluted

	For the Three Months Ended October 31, 2018
	Original	Adjustment	As Restated
Income Statement

Unrealized Gain (Loss) on Equity Securities	$—	$(1,197,000)	$(1,197,000)
Total Other Income (Expense)	$131,000	$(1,197,000)	$(1,066,000)

Income Before Provisions for Income Taxes	1,017,000	(1,197,000)	(180,000)

Deferred tax expense (benefit)	(12,000)	(345,000)	(357,000)
Total Income Tax Expense	249,000	(345,000)	(96,000)

Net Income	$768,000	$(852,000)	$(84,000)

Earnings Per Share of Common Stock	$0.15	$(0.17)	$(0.02)
Basic	$0.15	$(0.17)	$(0.02)
Diluted

	For the Six Months Ended October 31, 2018
	Original	Adjustment	As Restated
Income Statement

Unrealized Gain (Loss) on Equity Securities	$—	$(765,000)	$(765,000)
Total Other Income (Expense)	$259,000	$(765,000)	$(506,000)

Income Before Provisions for Income Taxes	1,918,000	(765,000)	1,153,000

Deferred tax expense (benefit)	24,000	(221,000)	(197,000)
Total Income Tax Expense	532,000	(221,000)	311,000

Net Income	$1,386,000	$(544,000)	$842,000

Earnings Per Share of Common Stock	$0.28	$(0.11)	$0.17
Basic	$0.28	$(0.11)	$0.17
Diluted

	For the Three Months Ended October 31, 2019
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income	$864,000	$93,000	$957,000

Other Comprehensive Income, net of Tax
Unrealized gain (loss) on securities
Unrealized holding gains (losses) arising during period	241,000	(240,000)	1,000
Less: reclassification adjustment for (gains) losses included in net income	(111,000)	111,000	—
Income tax expense (benefit) related to other comprehensive income	(37,000)	37,000	—
Other Comprehensive Income (Loss)	$93,000	$(92,000)	$1,000

Comprehensive Income	$957,000	$1,000	$958,000

	For the Six Months Ended October 31, 2019
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income	$1,729,000	$203,000	$1,932,000

Other Comprehensive Income, net of Tax
Unrealized gain (loss) on securities
Unrealized holding gains arising during period	565,000	(515,000)	50,000
Less: reclassification adjustment for (gains) losses included in net income	(240,000)	240,000	—
Income tax expense related to other comprehensive income	(94,000)	80,000	(14,000)
Other Comprehensive Income (Loss)	$231,000	$(195,000)	$36,000

Comprehensive Income	$1,960,000	$8,000	$1,968,000

	For the Three Months Ended October 31, 2018
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income (Loss)	$768,000	$(852,000)	$(84,000)

Other Comprehensive Income (Loss), net of Tax
Unrealized gain (loss) on securities
Unrealized holding gains (Loss) arising during period	(1,245,000)	1,190,000	(55,000)
Less: reclassification adjustment for (gains) losses included in net income	(7,000)	7,000	—

Income tax expense related to other comprehensive income	361,000	(346,000)	15,000
Other Comprehensive Income (Loss)	$(891,000)	$851,000	$(40,000)

Comprehensive Loss	$(123,000)	$(1,000)	$(124,000)

	For the Six Months Ended October 31, 2018
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income	$1,386,000	$(544,000)	$842,000

Other Comprehensive Income, net of Tax
Unrealized gain (loss) on securities
Unrealized holding gains arising during period	(638,000)	803,000	165,000
Less: reclassification adjustment for (gains) losses included in net income	37,000	(37,000)	—
Income tax expense related to other comprehensive income	173,000	(221,000)	(48,000)
Other Comprehensive Income (Loss)	$(428,000)	$545,000	$117,000

Comprehensive Income (Loss)	$958,000	$1,000	$959,000

	Original	Adjustment	As Restated
Statement of Stockholders’ Equity
Balance, July 31, 2019	$40,504,000	$7,000	$40,511,000
Purchase of common stock	(2,000)	1,000	(1,000)
Dividend declared at $0.40 per common share outstanding	(1,981,000)	(1,000)	(1,982,000)
Unrealized gain (loss), net of tax effect	93,000	(92,000)	1,000
Net Income	864,000	93,000	957,000
Balance, October 31, 2019	$39,478,000	$8,000	$39,486,000

	Original	Adjustment	As Restated
Statement of Stockholders’ Equity
Balance, July 31, 2018	$38,806,000	$1,000	$38,807,000
Purchase of common stock	(49,000)	—	(49,000)
Dividend declared at $0.38 per common share outstanding	(1,886,000)	1,000	(1,885,000)
Unrealized gain (loss), net of tax effect	(891,000)	851,000	(40,000)
Net Income	768,000	(851,000)	(83,000)
Balance, October 31, 2018	$36,748,000	$2,000	$36,750,000

	Original	Adjustment	As Restated
Statement of Stockholders’ Equity
Balance, April 30, 2019	$39,553,000	$—	$39,553,000
Purchase of common stock	(54,000)	—	(54,000)
Dividend declared at $0.40 per common share outstanding	(1,981,000)	—	(1,981,000)
Unrealized gain (loss), net of tax effect	231,000	(195,000)	36,000
Net Income	1,729,000	203,000	1,932,000
Balance, October 31, 2019	$39,478,000	$8,000	$39,486,000

	Original	Adjustment	As Restated
Statement of Stockholders’ Equity
Balance, April 30, 2018	$37,730,000	$—	$37,730,000
Purchase of common stock	(54,000)	—	(54,000)
Dividend declared at $0.38 per common share outstanding	(1,886,000)	1,000	(1,885,000)
Unrealized gain (loss), net of tax effect	(428,000)	545,000	117,000
Net Income	1,386,000	(544,000)	842,000
Balance, October 31, 2018	$36,748,000	$2,000	$36,750,000

	For the Six Months Ended October 31, 2019
	Original	Adjustment	As Restated
Statement of Cash Flows
Cash Flows From Operating Activities
Net Income	$1,729,000	$203,000	$1,932,000
Adjustment to reconcile net income to net cash provided operating activities
Unrealized (gain) loss on equity securities	—	(274,000)	(274,000)
Deferred income taxes	(6,000)	71,000	65,000
Net cash provided by (used in) operating activities	$2,111,000	$—	$2,111,000

	For the Six Months Ended October 31, 2018
	Original	Adjustment	As Restated
Statement of Cash Flows
Cash Flows From Operating Activities
Net Income	$1,386,000	$(544,000)	$842,000
Adjustment to reconcile net income to net cash provided operating activities
Unrealized (gain) loss on equity securities	—	765,000	765,000
Deferred income taxes	25,000	(222,000)	(197,000)
Net cash provided by (used in) operating activities	$1,172,000	$—	$1,172,000

	For the Three Months Ended October 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$864,000	$93,000	$957,000

Denominator
Weighted average common shares outstanding, basic	4,952,110	—	4,952,110
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,972,610	—	4,972,610
Net Income per share - Basic	$0.17	$0.02	$0.19
Income per shares - Diluted	$0.17	$0.02	$0.19

	For the Six Months Ended October 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$1,729,000	$203,000	$1,932,000

Denominator
Weighted average common shares outstanding, basic	4,954,250	—	4,964,250
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,974,750	—	4,974,750
Net Income per share - Basic	$0.35	$0.04	$0.39
Income per shares - Diluted	$0.35	$0.04	$0.39

	For the Three Months Ended October 31,
	Originally Filed 2018	Adjustment 2018	Restated 2018
Numerator
Net income	$768,000	$(852,000)	$(84,000)

Denominator
Weighted average common shares outstanding, basic	4,962,177	—	4,962,177
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,982,677	—	4,982,677
Net Income per share - Basic	$0.15	$(0.17)	$(0.02)
Income per shares - Diluted	$0.15	$(0.17)	$(0.02)

	For the Six Months Ended October 31,
	Originally Filed 2018	Adjustment 2018	Restated 2018
Numerator
Net income	$1,386,000	$(544,000)	$842,000

Denominator
Weighted average common shares outstanding, basic	4,964,879	—	4,964,879
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,985,379	—	4,985,379
Net Income per share - Basic	$0.28	$(0.11)	$0.17
Income per shares - Diluted	$0.28	$(0.11)	$0.17

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

Results of Operations

●	Net sales were $3,710,000 for the quarter ended October 31, 2019, which is an 1.17% increase from the corresponding quarter last year. Year-to-date net sales were $7,263,000 at October 31, 2019, which is a 2.35% increase from the same period last year. The increases in sales shows the stability of the Company and loyalty of its customer base. The ongoing commitment towards outstanding customer service and customization of products are a few of the many reasons sales continue to grow. Also, new sales have emerged since GRI acquired the assets of Labor Saving Devices. The Company has been selling this product line for a couple of years now, which has been a factor in the increased sales.

●	Cost of goods sold was 50.13% of net sales for the quarter ended October 31, 2019 and was 51.62% for the same quarter last year. Year-to-date cost of goods sold percentages were 49.98% for the current six months and 52.07% for the corresponding six months last year. The current cost of goods sold percentages are right at Management’s goal of keeping labor and other manufacturing expenses at less than 50% for both the quarter and year-to-date results. Labor costs have decreased because Management has been working with and training employees to work more efficiently.

●	Operating expenses were up $16,000 for the quarter and were up $36,000 for the six-months ended October 31, 2019 as compared to the corresponding periods last year. But when comparing percentages in relation to net sales, the operating expenses for the quarter ended October 31, 2019 was 24.37% of net sales while it was 24.22% of net sales for the same quarter the prior year. For year-to-date numbers, operating expense were 24.48% and 24.55% of net sales for the six months ended October 31, 2019 and 2018, respectively. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for hiring new employees and wage increases.

●	Income from operations for the quarter ended October 31, 2019 was at $946,000, which is a 6.77% increase from the corresponding quarter last year, which had income from operations of $886,000. Income from operations for the six months ended October 31, 2019 was at $1,855,000, which is a 11.81% increase from the corresponding six months last year, which had income from operations of $1,659,000.

●	Other income and expenses showed a $306,000 gain for the quarter ended October 31, 2019 as compared to a $1,066,000 loss for the quarter ended October 31, 2018. Investments in marketable securities are presented at fair value and an unrealized gain or loss is recorded within the statements of operations, a non-cash entry, at each period beginning May 1, 2018 and previously recorded unrealized gain or loss in other comprehensive income (loss). For the six months ended October 31, 2019 an unrealized gain was recorded, a non-cash entry, on marketable securities of $274,000. For the six months ended October 31, 2018 an unrealized loss of $765,000 was recorded. The remainder of the increase is primarily due to increased dividend and interest income and taking gains on the sale of investments

●	Overall, net income for the quarter ended October 31, 2019 was up $1,041,000, or 1,239.29%, from the same quarter last year. Similarly, net income for the six-month period ended October 31, 2019 was up $1,090,000, or 129.45%, from the same period in the prior year.

●	Earnings per common share for quarter ended October 31, 2019 were $0.19 per share and $0.39 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2018 were ($0.02) per share and $0.17 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $339,000 during the six months ended October 31, 2019 as compared to a decrease of $204,000 during the corresponding period last year.

●	Accounts receivable decreased $486,000 for the six months ended October 31, 2019 compared with a $23,000 decrease for the same period last year. The current year decrease is a result of improved sales and collections on accounts receivable have improved over the last year. An analysis of accounts shows that there were only 0.02% that were over 90 days at October 31, 2019.

●	Inventories increased $583,000 during the current six-month period as compared to a $435,000 increase last year. The bigger increase in the current year is primarily due to increased sales and being able to have inventory on hand to get product out to customers in a timely manner.

27

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

