Form 10-Q/A
period 2020-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2020-05-26
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q, or this Amendment, amends the Quarterly Report on Form 10-Q for the three-and nine months periods ended January 31, 2020 that we originally filed with the Securities and Exchange Commission, or the Commission, on March 23, 2020, or the Original Filing, in connection with our failure to give effect to the implementation of FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) in the prior year financial statements included in the Original Filing.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 10 to our unaudited financial statements in Part I, Item 1, “Financial Statements” of this Amendment, on April 1, 2020, we concluded that certain disclosures necessary to fairly explain the changes in the financial statements presented were excluded in our previous filings and that we would we would restate our previously issued financial statements for the three-and nine months periods ended January 31, 2019, as set forth in the Original Filing in connection with our failure to give effect to the implementation of ASU 2016-01 in the prior year financial statements included in the Original Quarterly Report on Form 10-Q.

Amendment

The purpose of this Amendment is to restate our previously issued unaudited financial statements and related disclosures for the three-and nine months periods ended January 31, 2019 in connection with the application of ASU 2016-01. This Amendment also includes (a) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the error described above.

Except as expressly set forth herein, including in the notes to the unaudited financial statements, this Amendment, along with Amendment #1 (“Amendments”) does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q.

See Note 10 to the financial statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Restated)

The restated unaudited financial statements for the three- and nine-month period ended January 31, 2020, are attached hereto.

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

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2020	April 30, 2019
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$222,000	$206,000
Dividends payable	1,892,000	1,714,000
Accrued expenses	357,000	356,000
Total Current Liabilities	2,471,000	2,276,000

Long-Term Liabilities
Deferred income taxes	1,423,000	1,198,000
Total Long-Term Liabilities	1,423,000	1,198,000

Total Liabilities	3,894,000	3,474,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized,
Series 1—noncumulative, $20 stated value, 25,000 shares
authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares
authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	69,000	14,000
Retained earnings	42,198,000	40,883,000
Less: treasury stock, 3,552,621 and 3,544,271 shares, at cost	(4,298,000)	(4,227,000)
Total Stockholders’ Equity	40,852,000	39,553,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$44,746,000	$43,027,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2020	Jan 31, 2020	Jan 31, 2019	Jan 31, 2019
			(Restated)	(Restated)
Net Sales	$3,589,000	$10,852,000	$3,455,000	$10,551,000
Less: Cost of Goods Sold	(1,832,000)	(5,462,000)	(1,772,000)	(5,467,000)
Gross Profit	1,757,000	5,390,000	1,683,000	5,084,000

Operating Expenses
General and Administrative	302,000	928,000	294,000	911,000
Sales	587,000	1,698,000	531,000	1,611,000
Engineering	34,000	66,000	21,000	57,000
Rent Paid to Related Parties	—	8,000	5,000	14,000
Total Operating Expenses	923,000	2,700,000	851,000	2,593,000

Income From Operations	834,000	2,690,000	832,000	2,491,000

Other Income
Other	—	2,000	1,000	10,000
Dividend and Interest Income	423,000	782,000	471,000	816,000
Unrealized Gain (Loss) on equity securities	508,000	782,000	(184,000)	(949,000)
Gain on Investments	78,000	137,000	169,000	74,000
Gain on Sale of Assets	5,000	5,000	—	—
	1,014,000	1,708,000	457,000	(49,000)

Income Before Provisions for Income Taxes	1,848,000	4,398,000	1,289,000	2,442,000

Provisions for Income Taxes:
Current Expense	359,000	911,000	291,000	799,000
Deferred Tax Expense (Benefit)	125,000	191,000	(44,000)	(241,000)
Total Income Tax Expense	484,000	1,102,000	247,000	558,000

Net Income	$1,364,000	$3,296,000	$1,042,000	$1,884,000

Income Per Share of Common Stock
Basic	$0.28	$0.67	$0.21	$0.38
Diluted	$0.27	$0.66	$0.21	$0.38

Weighted Average Number of Common
Shares Outstanding Basic	4,950,524	4,953,008	4,961,018	4,963,592
Diluted	4,971,024	4,973,508	4,981,518	4,984,092

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	Jan 31, 2020	Jan 31, 2020	Jan 31, 2019	Jan 31, 2019
			(Restated)	(Restated)
Net Income	$1,364,000	$3,296,000	$1,042,000	$1,884,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	27,000	77,000	56,000	221,000
Income tax benefit (expense) related to other comprehensive income	(8,000)	(22,000)	(16,000)	(64,000)
Other Comprehensive Income (Loss)	19,000	55,000	40,000	157,000

Comprehensive Income (Loss)	$1,383,000	$3,351,000	$1,082,000	$2,041,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2019	4,100	$99,000	8,502,881	$850,000

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2020	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2018 (Restated)	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

			Accumulated
Paid-In	Treasury Stock (Common Class A)		Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,550,771	$(4,281,000)	$50,000	$40,834,000	$39,486,000

—	1,850	(17,000)	—	—	(17,000)

—	—	—	19,000	—	19,000

—	—	—	—	1,364,000	1,364,000

$1,934,000	3,552,621	$(4,297,000)	$69,000	$42,198,000	$40,852,000

	Treasury Stock		Accumulated Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,541,234	$(4,202,000)	$(58,000)	$38,127,000	$36,750,000

—	937	(8,000)	—	—	(8,000)

—	—	—	40,000	—	40,000

—	—	—	—	1,042,000	1,042,000

$1,934,000	3,542,171	$(4,210,000)	$(18,000)	$39,169,000	$37,824,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2020	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2018, as previously reported	4,100	$99,000	8,502,881	$850,000

Cumulative effect of restatement on prior periods, for adoption of ASU 2016-01	—	—	—	—

Balance at May 1, 2018 after adoption of ASU 2016-01, as restated	—	—	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $0.38 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2019 (Restated)	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

			Accumulated
Paid-In	Treasury Stock (Common Class A)		Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	8,350	(71,000)	—	—	(71,000)

—	—	—	—	(1,981,000)	(1,981,000)

—	—	—	55,000	—	55,000

—	—	—	—	3,296,000	3,296,000

$1,934,000	3,552,621	$(4,298,000)	$69,000	$42,198,000	$40,852,000

			Accumulated
Paid-In	Treasury Stock (Common Class A)		Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,534,784	$(4,148,000)	$2,249,000	$36,746,000	$37,730,000

			(2,424,000)	2,424,000
1,934,000	3,534,784	(4,148,000)	(175,000)	39,170,000	37,730,000

—	7,387	(62,000)	—	—	(62,000)

—	—	—	—	(1,885,000)	(1,885,000)

—	—	—	157,000	—	157,000

—	—	—	—	1,884,000	1,884,000

$1,934,000	3,542,171	$(4,210,000)	$(18,000)	$39,169,000	$37,824,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months	Nine months
	ended	ended
	Jan 31, 2020	Jan 31, 2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,296,000	$1,884,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	276,000	248,000
(Gain) loss on sale of investments	(178,000)	(142,000)
Impairments on investments	41,000	68,000
Unrealized (gain) loss on equity investments	(782,000)	949,000
Reserve for bad debts	(6,000)	(3,000)
Reserve for obsolete inventory	42,000	12,000
Deferred income taxes	191,000	(241,000)
(Gain) loss on sale of assets	(5,000)	—
Net book value of assets retired	(17,000)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	460,000	514,000
Inventories	(506,000)	(999,000)
Prepaid expenses	43,000	164,000
Other receivables	2,000	(2,000)
Income tax overpayment	142,000	(106,000)
Increase (decrease) in:
Accounts payable	16,000	(35,000)
Accrued expenses	—	(36,000)
Net cash provided by (used in) operating activities	3,015,000	2,275,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	7,000	—
(Purchase) of property and equipment	(468,000)	(88,000)
Proceeds from sale of marketable securities	760,000	761,000
(Purchase) of marketable securities	(640,000)	(839,000)
(Purchase) of long-term investment	(27,000)	—
Net cash provided by (used in) investing activities	(368,000)	(166,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(71,000)	(62,000)
Dividends paid	(1,802,000)	(1,752,000)
Net cash provided by (used in) financing activities	(1,873,000)	(1,814,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	774,000	295,000

Cash and Cash Equivalents, beginning of period	4,873,000	4,294,000
Cash and Cash Equivalents, end of period	$5,647,000	$4,589,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$870,000	$900,000
Interest paid	$—	$1,000
Cash receipts for:
Income taxes	$159,000	$—

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

As of January 31, 2020 and April 30, 2019, investments consisted of the following:

Investments at		Gross	Gross
January 31, 2020	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Municipal bonds	$5,402,000	$156,000	$(43,000)	$5,515,000
Corporate bonds	26,000	—	—	26,000
REITs	89,000	3,000	(9,000)	83,000
Equity securities	17,167,000	4,870,000	(241,000)	21,796,000
Money markets and CDs	758,000	—	—	758,000
Total	$23,442,000	$5,029,000	$(293,000)	$28,178,000

Investments at		Gross	Gross
April 30, 2019	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Municipal bonds	$5,459,000	$79,000	$(55,000)	$5,483,000
Corporate bonds	26,000	—	—	26,000
REITs	89,000	1,000	(6,000)	84,000
Equity securities	16,618,000	4,143,000	(296,000)	20,465,000
Money markets and CDs	1,233,000	—	—	1,233,000
Total	$23,425,000	$4,223,000	$(357,000)	$27,291,000

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

Note 3:	Inventories

Inventories at January 31, 2020 and April 30, 2019 consisted of the following:



	January 31,	April 30,
	2020	2019

Raw materials	$4,102,000	$3,644,000
Work in process	468,000	389,000
Finished goods	609,000	641,000
	5,179,000	4,674,000
Less: allowance for obsolete inventory	(133,000)	(91,000)
Totals	$5,046,000	$4,583,000

Note 4:	Business Segments

The following is financial information relating to industry segments:

	Three months	Nine months	Three months	Nine months
	ended	ended	Ended	ended
	Jan 31, 2020	Jan 31, 2020	Jan 31, 2019	Jan 31, 2019
Net revenue:
Security alarm products	$2,909,000	$8,700,000	$2,735,000	$8,103,000
Cable & wiring tools	547,000	1,680,000	576,000	1,929,000
Other products	133,000	472,000	144,000	519,000
Total net revenue	$3,589,000	$10,852,000	$3,455,000	$10,551,000

Income from operations:
Security alarm products	$669,000	$2,156,000	$659,000	$1,972,000
Cable & wiring tools	129,000	417,000	138,000	415,000
Other products	36,000	117,000	35,000	104,000
Total income from operations	$834,000	$2,690,000	$832,000	$2,491,000

Depreciation and amortization:
Security alarm products	$(22,000)	$72,000	$37,000	$57,000
Cable & wiring tools	31,000	92,000	30,000	92,000
Other products	34,000	50,000	—	55,000
Corporate general	50,000	62,000	14,000	44,000
Total depreciation and amortization	$93,000	$276,000	$81,000	$248,000

Capital expenditures:
Security alarm products	$—	$178,000	$35,000	$35,000
Cable & wiring tools	—	—	—	—
Other products	18,000	18,000	37,000	37,000
Corporate general	272,000	272,000	16,000	16,000
Total capital expenditures	$290,000	$468,000	$88,000	$88,000

	January 31, 2020	April 30, 2019
Identifiable assets:
Security alarm products	$6,478,000	$6,179,000
Cable & wiring tools	2,676,000	2,713,000
Other products	733,000	842,000
Corporate general	34,859,000	33,293,000
Total assets	$44,746,000	$43,027,000

Note 5:	Earnings per Share (Restated)

Restated basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2020
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$1,364,000

Basic EPS	$1,364,000	4,950,524	$0.28
Effect of dilutive securities:
Convertible preferred stock	—	20,500

Diluted EPS	$1,364,000	4,971,024	$0.27

	For the nine months ended January 31, 2020
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net Income	$3,296,000

Basic EPS	$3,296,000	4,953,008	$0.67
Effect of dilutive securities:
Convertible preferred stock	—	20,500

Diluted EPS	$3,296,000	4,973,508	$0.66

	For the Three Months Ended January 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$1,173,000	$(131,000)	$1,042,000

Denominator
Weighted average common shares outstanding, basic	4,961,018	—	4,961,018
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,981,518	—	4,981,518
Net Income per share - Basic	$0.24	$(0.03)	$0.21
Income per shares - Diluted	$0.24	$(0.03)	$0.21

	For the Nine Months Ended January 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$2,559,000	$(675,000)	$1,884,000

Denominator
Weighted average common shares outstanding, basic	4,963,592	—	4,963,592
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,984,092	—	4,984,092
Net Income per share - Basic	$0.52	$(0.14)	$0.38
Income per shares - Diluted	$0.51	$(0.13)	$0.38

Note 6:	Retirement Benefit Plan

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

The Company purchased a building that it previously leased from Bonita Risk. Bonita Risk is a director and an employee of the Company and is the majority holder of George Risk Industries, Inc. stock. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. The purchase price of the building was $200,000 and the transaction happened during the Company’s third fiscal quarter.

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

The Company manufactures and supplies “essential” products and services to many critical industries, so our production facilities will continue to operate. The health and safety of our employees and their families remains our top priority. Therefore, we have implemented many Center of Disease Control protocols to keep them safe while the Company continues to produce products and provide service to our customers. While we are operating in a rapidly changing environment, we also continue to hear positive news from our raw material suppliers.

Note 10	Correction of Previously Issued Financial Statements

Subsequent to the issuance of its Quarterly Report on SEC Form 10-Q for the three and nine months ended January 31, 2020, the Company discovered an error due to missing a change in accounting related to other comprehensive income (loss) as reflected in the implementation of ASU 2016-01, which became effective for the Company on May 1, 2018. Under the new guidance in ASU 2016-01 the Company should record unrealized gains and losses in the value of the equity securities it owns in the statements of operations, whereas, under previous guidance (and in the Original Form 10-Q) those unrealized gains and losses were recorded as accumulated other comprehensive income (loss).

This restatement includes i) recording a one-time adjustment to retained earnings to reclassify the accumulated other comprehensive loss related to unrealized gains on equity securities as of May 1, 2018 and ii) recording an unrealized gain on marketable securities representing the value change in the equities for the three and nine months ended January 31, 2019.

No entries to correct for this restatement have any impact on our cash position, liquidity, or operations.

The tables below reflect the effect of restatement on the Company’s financial statements for the three and nine month periods ending January 31, 2019:

	For the Three Months Ended January 31, 2019
	Original	Adjustment	As Restated
Income Statement

Unrealized Gain (Loss) on Equity Securities	$—	$(184,000)	$(184,000)
Total Other Income (Expense)	$641,000	$(184,000)	$457,000

Income Before Provisions for Income Taxes	1,473,000	(184,000)	1,289,000

Deferred tax expense (benefit)	9,000	(53,000)	(44,000)
Total Income Tax Expense	300,000	(53,000)	247,000

Net Income	$1,173,000	$(131,000)	$1,042,000

Earnings Per Share of Common Stock	$0.24	$(0.03)	$0.21
Basic	$0.24	$(0.03)	$0.21
Diluted

	For the Nine Months Ended January 31, 2019
	Original	Adjustment	As Restated
Income Statement

Unrealized Gain (Loss) on Equity Securities	$—	$(949,000)	$(949,000)
Total Other Income (Expense)	$900,000	$(949,000)	$(49,000)

Income Before Provisions for Income Taxes	3,391,000	(949,000)	2,442,000

Deferred tax expense (benefit)	33,000	(274,000)	(241,000)
Total Income Tax Expense	832,000	(274,000)	558,000

Net Income	$2,559,000	$(675,000)	$1,884,000

Earnings Per Share of Common Stock	$0.52	$(0.14)	$0.38
Basic	$0.51	$(0.13)	$0.38
Diluted

	For the Three Months Ended January 31, 2019
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income	$1,173,000	$(131,000)	$1,042,000

Other Comprehensive Income, net of Tax
Unrealized gain (loss) on securities Unrealized holding gains arising during period	43,000	13,000	56,000
Less: reclassification adjustment for (gains) losses included in net income	(171,000)	171,000	—
Income tax expense related to other comprehensive income	37,000	(53,000)	(16,000)
Other Comprehensive Income (Loss)	$(91,000)	$131,000	$40,000

Comprehensive Income	$1,082,000	$—	$1,082,000

	For the Nine Months Ended January 31, 2019
	Original	Adjustment	As Restated
Statement of Comprehensive Income
Net Income	$2,559,000	$(675,000)	$1,884,000

Other Comprehensive Income, net of Tax
Unrealized gain (loss) on securities Unrealized holding gains arising during period	(595,000)	816,000	221,000
Less: reclassification adjustment for (gains) losses included in net income	(134,000)	134,000	—
Income tax expense related to other comprehensive income	210,000	(274,000)	(64,000)
Other Comprehensive Income (Loss)	$(519,000)	$676,000	$157,000

Comprehensive Income	$2,040,000	$1,000	$2,041,000

	Original	Adjustment	As Restated
Statement of Stockholders’ Equity
Balance, October 31, 2018	$36,748,000	$2,000	$36,750,000
Purchase of common stock	(8,000)	—	(8,000)
Unrealized gain (loss), net of tax effect	(91,000)	131,000	40,000
Net Income	1,173,000	(131,000)	1,042,000
Balance, January 31, 2019	$37,822,000	$2,000	$37,824,000

	Original	Adjustment	As Restated
Statement of Stockholders’ Equity
Balance, April 30, 2018	$37,730,000	$—	$37,730,000
Purchase of common stock	(62,000)	—	(62,000)
Dividend declared at $0.38 per common share outstanding	(1,886,000)	1,000	(1,885,000)
Impact of adoption of ASU 2016-01	—	—	—
Unrealized gain (loss), net of tax effect	(519,000)	676,000	157,000
Net Income	2,559,000	(675,000)	1,884,000
Balance, January 31, 2019	$37,822,000	$2,000	$37,824,000

	For the Nine Months Ended January 31, 2019
	Original	Adjustment	As Restated
Statement of Cash Flows
Cash Flows From Operating Activities
Net Income	$2,559,000	$(675,000)	$1,884,000
Adjustment to reconcile net income to net cash provided operating activities
Unrealized (gain) loss on equity securities	—	949,000	949,000
Deferred income taxes	33,000	(274,000)	(241,000)
Net cash provided by (used in) operating activities	$2,275,000	$—	$2,275,000

	For the Three Months Ended January 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$1,173,000	$(131,000)	$1,042,000

Denominator
Weighted average common shares outstanding, basic	4,961,018	—	4,961,018
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,981,518	—	4,981,518
Net Income per share - Basic	$0.24	$(0.03)	$0.21
Income per shares - Diluted	$0.24	$(0.03)	$0.21

	For the Nine Months Ended January 31,
	Originally Filed 2019	Adjustment 2019	Restated 2019
Numerator
Net income	$2,559,000	$(675,000)	$1,884,000

Denominator
Weighted average common shares outstanding, basic	4,963,592	—	4,963,592
Convertible Preferred Stock	20,500	—	20,500
Weighted average common shares outstanding, diluted	4,984,092	—	4,984,092
Net Income per share - Basic	$0.52	$(0.14)	$0.38

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Restated)

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

Results of Operations

●	Net sales were $3,589,000 for the quarter ended January 31, 2020, which is a 3.88% increase from the corresponding quarter last year. Year-to-date net sales were $10,852,000 at January 31, 2020, which is a 2.85% increase from the same period last year. The steady growth in sales is due to our ongoing commitment to outstanding customer service and our ability to customize products. The Company is also seeing growth since a major competitor closed its doors at the end of 2019.
●	Cost of goods sold was 51.04% of net sales for the quarter ended January 31, 2020 and was 51.29% for the same quarter last year. Year-to-date cost of goods sold percentages were 50.33% for the current nine months and 51.81% for the corresponding nine months last year, which is just slightly over the target of less than 50% for both the quarter and year-to-date results. Management has seen increases in labor and materials costs and initiated a price increase that started in January 2020.

●	Operating expenses increased by $72,000 for the quarter as they increased by $107,000 for the nine-months ended January 31, 2020 as compared to the corresponding periods last year. These increased costs are primarily due to increased commissions and wages for raises and the hiring of more employees.
●	Income from operations for the quarter ended January 31, 2020 was at $834,000 which is a .24% increase from the corresponding quarter last year, which had income from operations of $832,000. Income from operations for the nine months ended January 31, 2020 was at $2,690,000, which is a 7.99% increase from the corresponding nine months last year, which had income from operations of $2,491,000.
●	Other income and expenses are up $557,000 when comparing to the current quarter to the same quarter last year. Comparatively, there is an increase of $1,757,000 in other income and expenses for the year-to-date numbers. Investments in marketable securities are presented at fair value and an unrealized gain or loss is recorded within the statements of operations, a non-cash entry, at each period beginning May 1, 2018 and previously recorded unrealized gain or loss in other comprehensive income (loss). For the nine months ended January 31, 2020 an unrealized gain was recorded, a non-cash entry, on marketable securities of $782,000. For the nine months ended January 31, 2019 an unrealized loss of $949,000 was recorded. The remainder of the increase is primarily due to increased dividend and interest income and taking gains on the sale of investments.
●	Overall, net income for the quarter ended January 31, 2020 was up $322,000, or 30.90%, from the same quarter last year. Similarly, net income for the nine-month period ended January 31, 2020 was up $1,412,000, or 74.95%, from the same period in the prior year.
●	Earnings per common share for quarter and nine months ended January 31, 2020 were $0.28 per share and $0.67 per share, respectively. EPS for the quarter and nine months ended January 31, 2019 were $0.21 per share and $0.38 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $774,000 during the nine months ended January 31, 2020 as compared to an increase of $295,000 during the corresponding period last year.
●	Accounts receivable decreased $460,000 for the nine months ended January 31, 2020 compared with a $514,000 decrease for the same period last year. The current year decrease is a result of improved sales and collections of accounts receivable improved over last year. An analysis of accounts receivable shows that there were only 0.30% that were over 90 days at January 31, 2020.
●	Inventories increased $506,000 during the current nine-month period as compared to an increase of $999,000 last year. The smaller increase in the current year is primarily due to increased sales, not having a stockpile of finished goods, and some issues with getting some vital raw materials in a timely manner.
●	Prepaid expenses saw a $43,000 decrease for the current nine months, primarily due to inventory being delivered that had been paid for in advance. The prior nine months showed a $164,000 decrease in prepaid expenses.
●	Income tax overpayment for the nine months ended January 31, 2020 decreased $142,000, as the overpayment showed an increase of $106,000 for the same period the prior year. The main reason for the current decrease is that the Company has generated additional income without the need to increase income tax estimates.
●	Accounts payable shows a $16,000 increase for the current nine-month period ended January 31, 2020 as compared to a $35,000 decrease for the prior nine-month period. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.
●	Accrued expenses did not have any cash flow change for the current nine-month period as compared to a $36,000 decrease for the nine-month period ended January 31, 2019.

Investing

●	As for our investment activities, the Company spent approximately $468,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, where there was activity of $88,000.
●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2020 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2020 was $640,000 compared to $839,000 spent in the prior nine-month period. The Company continues to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine-month period ended January 31, 2020, the Company purchased $71,000 worth of treasury stock. This is in comparison to $62,000 spent in the same nine months period the prior year.
●	The company paid out dividends of $1,802,000 during the nine months ending January 31, 2020. These dividends were paid during the second quarter. The company declared a dividend of $0.40 per share of common stock on September 30, 2019 and these dividends were paid by October 31, 2019. As for the prior year numbers, dividends paid was $1,752,000 for the nine months ending January 31, 2019. A dividend of $0.38 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	January 31, 2020	January 31, 2019
Working capital (current assets – current liabilities)	$39,119,000	$35,493,000
Current ratio (current assets / current liabilities)	16.831	16.299
Quick ratio ((cash + investments + AR) / current liabilities)	14.597	13.963

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

.

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