Form 10-Q
period 2020-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2020-09-18
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 18, 2020 was 4,949,927.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1:	Financial Statements

The unaudited financial statements for the three-month period ended July 31, 2020 are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,491,000	$6,458,000
Investments and securities, at fair value	27,657,000	25,322,000
Accounts receivable:
Trade, net of $1,913 and $7,306 doubtful account allowance	2,920,000	2,964,000
Other	19,000	18,000
Income tax overpayment	—	56,000
Inventories, net	5,507,000	5,103,000
Prepaid expenses	334,000	516,000
Total Current Assets	43,928,000	40,437,000

Property and Equipment, net, at cost	1,505,000	1,465,000

Other Assets
Investment in Limited Land Partnership, at cost	320,000	320,000
Projects in process	108,000	21,000
Other	2,000	2,000
Total Other Assets	430,000	343,000

Intangible assets, net	1,486,000	1,517,000

TOTAL ASSETS	$47,349,000	$43,762,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	July 31, 2020	April 30, 2020
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$304,000	$187,000
Dividends payable	1,892,000	1,892,000
Accrued expenses:
Payroll and related expenses	386,000	450,000
Property taxes	3,000	—
Income tax payable	290,000	—
Notes payable	950,000	950,000
Total Current Liabilities	3,825,000	3,479,000

Long-Term Liabilities
Deferred income taxes	1,343,000	699,000
Total Long-Term Liabilities	1,343,000	699,000

Total Liabilities	5,168,000	4,178,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	101,000	(4,000)
Retained earnings	43,498,000	41,006,000
Less: treasury stock, 3,552,954 and 3,552,954 shares, at cost	(4,301,000)	(4,301,000)
Total Stockholders’ Equity	42,181,000	39,584,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,349,000	$43,762,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	July 31, 2020	July 31, 2019

Net Sales	$4,047,000	$3,552,000
Less: Cost of Goods Sold	(1,952,000)	(1,769,000)
Gross Profit	2,095,000	1,783,000

Operating Expenses:
General and Administrative	313,000	297,000
Sales	567,000	557,000
Engineering	29,000	14,000
Rent Paid to Related Parties	—	5,000
Total Operating Expenses	909,000	873,000

Income From Operations	1,186,000	910,000

Other Income (Expense)
Other	12,000	1,000
Dividend and Interest Income	156,000	193,000
Unrealized gain (loss) on equity securities	2,114,000	145,000
Gain (Loss) on Sale of Investments	(28,000)	49,000
	2,254,000	388,000

Income Before Provisions for Income Taxes	3,440,000	1,298,000

Provisions for Income Taxes
Current Expense	349,000	294,000
Deferred tax expense	599,000	28,000
Total Income Tax Expense	948,000	322,000

Net Income	$2,492,000	$976,000

Basic Earnings Per Share of Common Stock	$0.50	$0.20
Diluted Earnings Per Share of Common Stock	$0.50	$0.20

Weighted Average Number of Common Shares Outstanding	4,949,927	4,956,389
Weighted Average Number of Shares Outstanding (Diluted)	4,970,427	4,976,889

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	July 31, 2020	July 31, 2019

Net Income	$2,492,000	$976,000

Other Comprehensive Income, Net of Tax
Unrealized gain on debt securities:
Unrealized holding gains arising during period	149,000	49,000
Income tax expense related to other comprehensive income	(44,000)	(14,000)
Other Comprehensive Income	105,000	35,000

Comprehensive Income	$2,597,000	$1,011,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2019	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2020	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2020	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITIY

FOR THE THREE MONTHS ENDED JULY 31, 2020 and 2019

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	6,300	(53,000)	—	—	(53,000)

—	—	—	35,000	—	35,000

—	—	—	—	976,000	976,000

$1,934,000	3,550,571	$(4,280,000)	$49,000	$41,859,000	$40,511,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,552,954	$(4,301,000)	$(4,000)	$41,006,000	$39,584,000

—	—	—	—	—	—

—	—	—	105,000	—	105,000

—	—	—	—	2,492,000	2,492,000

$1,934,000	3,552,954	$(4,301,000)	$101,000	$43,498,000	$42,181,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	July 31, 2020	July 31, 2019
Cash Flows from Operating Activities:
Net Income	$2,492,000	$976,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,000	89,000
(Gain) loss on sale of investments	—	(83,000)
Impairments on investments	27,000	34,000
Unrealized (gain) loss on equity securities	(2,114,000)	(145,000)
Reserve for bad debts	(5,000)	(2,000)
Reserve for obsolete inventory	1,000	8,000
Deferred income taxes	599,000	28,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	49,000	163,000
Inventories	(405,000)	(288,000)
Prepaid expenses	94,000	79,000
Employee receivables	(1,000)	2,000
Increase (decrease) in:
Accounts payable	117,000	55,000
Accrued expenses	(61,000)	(66,000)
Income tax payable	346,000	289,000
Net cash from operating activities	1,225,000	1,139,000

Cash Flows From Investing Activities:
(Purchase) of property and equipment	(95,000)	(169,000)
Proceeds from sale of marketable securities	14,000	9,000
(Purchase) of marketable securities	(111,000)	(132,000)
Net cash from investing activities	(192,000)	(292,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	—	(53,000)
Net cash from financing activities	—	(53,000)

Net Change in Cash and Cash Equivalents	$1,033,000	$794,000

Cash and Cash Equivalents, beginning of period	$6,458,000	$4,873,000
Cash and Cash Equivalents, end of period	$7,491,000	$5,667,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$0	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2020

Note 1:	Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2020 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Recently Issued Accounting Pronouncements — In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We have applied this guidance, as of May 1, 2020, using a modified-retrospective approach. The application of this guidance did not require a cumulative effect adjustment to retained earnings and did not have a material effect on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We applied this guidance, as of May 1, 2020. The application of this guidance did not have a material effect on our disclosures.

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

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between March 2021 and January 2044. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of July 31, 2020 and April 30, 2020, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2020	Basis	Gains	Losses	Value
Municipal bonds	$5,284,000	$180,000	$(38,000)	$5,426,000
REITs	112,000	—	(36,000)	76,000
Equity securities	17,101,000	5,000,000	(628,000)	21,473,000
Money markets and CDs	682,000	—	—	682,000
Total	$23,179,000	$5,180,000	$(702,000)	$27,657,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2020	Basis	Gains	Losses	Value
Municipal bonds	$5,271,000	$80,000	$(89,000)	$5,262,000
Corporate bonds	26,000	—	—	26,000
REITs	112,000	—	(44,000)	68,000
Equity securities	17,119,000	3,446,000	(1,180,000)	19,385,000
Money markets and CDs	581,000	—	—	581,000
Total	$23,109,000	$3,526,000	$(1,313,000)	$25,322,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $27,000 for the quarter ended July 31, 2020. For the prior quarter ended July 31, 2019, an impairment loss of $34,000 was recorded.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended July 31, 2020 the Company had sales of equity securities which yielded gross realized gains of $102,000 and gross realized losses of $126,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $4,000 were recorded. During the quarter ending July 31, 2019, the Company recorded gross realized gains and losses on equity securities of $153,000 and $104,000, respectively, as well as gross realized gains and losses on debt securities of $3,000 and $3,000, respectively. The gross realized loss numbers include the impaired figures listed in the previous paragraph. Proceeds from sales of securities available for sale were $14,000 for the quarter ended July 31, 2020 and were $9,000 for the same quarter the prior year.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2020 and April 30, 2020, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2020

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$62,000	$—	$342,000	$(38,000)	$404,000	$(38,000)
REITs	48,000	(26,000)	28,000	(10,000)	76,000	(36,000)
Equity securities	4,148,000	(478,000)	1,348,000	(150,000)	5,496,000	(628,000)
Total	$4,258,000	$(504,000)	$1,718,000	$(198,000)	$5,976,000	$(702,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2020

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,203,000	$(42,000)	$484,000	$(47,000)	$2,687,000	$(89,000)
REITs	43,000	(30,000)	24,000	(14,000)	67,000	(44,000)
Equity securities	5,496,000	(866,000)	1,651,000	(314,000)	7,147,000	(1,180,000)
Total	$7,742,000	$(938,000)	$2,159,000	$(375,000)	$9,901,000	$(1,313,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2020.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2020.

Note 3:	Inventories

Inventories at July 31, 2020 and April 30, 2020 consisted of the following:

	July 31,	April 30,
	2020	2020

Raw materials	$4,657,000	$4,233,000
Work in process	421,000	402,000
Finished goods	568,000	606,000
	5,646,000	5,241,000
Less: allowance for obsolete inventory	(139,000)	(138,000)
Inventories, net	$5,507,000	$5,103,000

Note 4:	Business Segments

The following is financial information relating to industry segments:

	July 31,
	2020	2019
Net revenue:
Security alarm products	$3,114,000	$2,830,000
Cable & wiring tools	800,000	536,000
Other products	133,000	186,000
Total net revenue	$4,047,000	$3,552,000

Income from operations:
Security alarm products	$912,000	$725,000
Cable & wiring tools	235,000	137,000
Other products	39,000	48,000
Total income from operations	$1,186,000	$910,000

Depreciation and amortization:
Security alarm products	$22,000	$23,000
Cable & wiring tools	31,000	31,000
Other products	12,000	20,000
Corporate general	21,000	15,000
Total depreciation and amortization	$86,000	$89,000

Capital expenditures:
Security alarm products	$93,000	$169,000
Cable & wiring tools	—	—
Other products	2,000	—
Corporate general	—	—
Total capital expenditures	$95,000	$169,000

	July 31, 2020	April 30, 2020
Identifiable assets:
Security alarm products	$7,391,000	$7,150,000
Cable & wiring tools	3,152,000	2,684,000
Other products	440,000	724,000
Corporate general	36,366,000	33,204,000
Total assets	$47,349,000	$43,762,000

Note 5:	Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2020
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,492,000
Basic EPS	$2,492,000	4,949,927	$.50
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$2,492,000	4,970,427	$.50

	For the three months ended July 31, 2019
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$976,000
Basic EPS	$976,000	4,956,389	$.20
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$976,000	4,976,889	$.20

Note 6:	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $13,000 and $2,000 were paid in each of the quarters ending July 31, 2020 and 2019 respectively.

Note 7:	Fair Value Measurements

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

Investments and Marketable Securities

As of July 31, 2020, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,426,000	$—	$5,426,000
REITs	—	76,000	—	76,000
Equity Securities	21,473,000	—	—	21,473,000
Money Markets and CDs	682,000	—	—	682,000
Total fair value of assets measured on a recurring basis	$22,155,000	$5,502,000	$—	$27,657,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,262,000	$—	$5,262,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	68,000	—	68,000
Equity Securities	19,385,000	—	—	19,385,000
Money Markets and CDs	581,000	—	—	581,000
Total fair value of assets measured on a recurring basis	$19,992,000	$5,330,000	$—	$25,322,000

Note 8	Notes Payable

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

Note 9	Subsequent Events

None

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 2:	Management Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2020.

Executive Summary

The Company’s performance improved during the quarter ended July 31, 2020 as compared to the quarter ended July 31, 2019. The main reason for the increase is the closure of a competitor at the end of calendar year 2019, resulting in a major uptick in sales. As a result of the increased demand, the Company is experiencing a sizable back order log; however, management has been able to increase inventory. Management now intends to focus on ramping up production to meet customer’s needs in a timely manner. Opportunities include continuing to learn and grow with our computer system and to continue looking at businesses that might be a good fit to purchase. We also have new products that are scheduled to enter the marketplace by the end of the calendar year. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with COVID-19 pandemic restrictions. Raw material prices are also a concern with tariffs being levied by the US government and other factors. Management continues to work at keeping the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales for the quarter ended July 31, 2020 showed a 13.94% increase over the same period in the prior year. The Company saw increased sales resulting primarily from a competitor no longer selling competing products. Management also believes that they have been successful at training employees on the new computer system and production is running smoothly.

●	Cost of goods sold decreased from 49.80% of sales in the prior year, to 48.23% in the current quarter, which is inside of Management’s goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The decreased cost of goods sold percentage is a reflection of training initiatives resulting in more efficient production.

●	Operating expenses increased by $36,000 when comparing the current year quarter to the same quarter for the prior year; however, the percentage of net sales decreased to 22.46% for the quarter ended July 31, 2020 compared to 24.58% for the corresponding quarter last year. The dollar amount increase is the result of increased personnel and commission expense related to the increase in net sales; however, the Company maintained the ratio of operating expenses to net sales at less than 30%, which is in line with historical ratios.

●	Income from operations for the quarter ended July 31, 2019 was at $1,186,000, which is a 30.33% increase from the corresponding quarter last year, which had income from operations of $910,000.

●	Other income and expenses showed a $2,254,000 gain for the quarter ended July 31, 2020 as compared to a $388,000 gain for the quarter ended July 31, 2019. For the three months ended July 31, 2020, $2,114,000 of unrealized gains from equity securities were recorded, compared to the $145,000 of unrealized gains from equity securities recorded for the three months ended July 31, 2019. The remainder of the increase is primarily due to dividend and interest income.

●	The Company’s provision for income taxes showed an increase of $626,000 from $322,000 in the quarter ended July 31, 2019 to $948,000 for the quarter ended July 31, 2020. This increase is primarily due to increased deferred taxes resulting from a much larger unrealized gain for the current quarter.

●	In turn, net income for the quarter ended July 31, 2020 was $2,492,000, a 155.33% increase from the corresponding quarter last year, which showed net income of $976,000.

●	Earnings per share for the quarter ended July 31, 2020 were $0.50 per common share and $0.20 per common share for the quarter ended July 31, 2019.

Liquidity and capital resources

Operating

●	Net cash increased $1,033,000 during the quarter ended July 31, 2020 as compared to an increase of $794,000 during the corresponding quarter last year.

●	Accounts receivable decreased $49,000 for the quarter ending July 31, 2020 compared with a $163,000 decrease for the same quarter last year. The smaller decrease in accounts receivable is directly attributable to some of the Company’s customers not paying as timely as before. Management believes this is because of the COVID-19 pandemic. Management still has the ability to collect on accounts and to keep past due accounts to a minimum. An analysis of accounts shows that there were only 0.63% that were over 90 days at July 31, 2020.

●	Inventories increased $405,000 during the current quarter as compared to a $288,000 increase last year. The larger increase is primarily due to the fact that the Company is stocking up on more raw materials due to increased orders. In addition, the Company is keeping more inventory on hand in order to reduce the likelihood of running into a shortage on some major raw materials, such as we experienced last year.

●	For the quarter ended July 31, 2020 there was a $94,000 decrease in prepaid expenses compared to a decrease of $79,000 for the quarter ended July 31, 2019. The current decrease is due to less prepayment of raw materials and running through some of our prepaid agreements without needing to renew them.

●	Accounts payable shows an increase of $117,000 for the quarter ended July 31, 2020 compared to an increase of $55,000 for the same quarter the year before, primarily due to increases in inventory of raw materials and timing issues. Management strives to pay all payables within terms, unless there is a problem with the merchandise.

●	Accrued expenses decreased $61,000 for the current quarter as compared to a $66,000 decrease for the quarter ended July 31, 2019. The difference in the amounts is primarily due to timing issues.

●	Income tax payable for the quarter ended July 31, 2020 increased $346,000, compared to a $289,000 increase for the quarter ended July 31, 2019. The current increase is due to larger tax estimates in relation to increased income.

Investing

●	The Company purchased $95,000 of property and equipment during the current fiscal quarter. In comparison, $169,000 was spent on purchases of property and equipment during the corresponding quarter last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2020 was $111,000 compared to $132,000 spent during the quarter ended July 31, 2019. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2020, the Company did not buyback any treasury stock, compared to the $53,000 of common stock purchased during the same period the prior year.

In conjunction with the Company’s Condensed Financial Statements, we have provided the following list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2020	July 31, 2019
Working capital (current assets – current liabilities)	$40,103,000	$38,750,000
Current ratio (current assets / current liabilities)	11.485	17.882
Quick ratio ((cash + current investments + AR) / current liabilities)	9.953	15.622

New Product Development

The Company and its’ engineering department perpetually work to develop enhancements to current product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	A new face plate for our pool alarms is nearing completion. The innovative design is slim in style and will also allow the homeowner to change the plate to match their décor.

●	An updated version of the pool access alarm is currently going through electrical listing testing. Since the COVID-19 pandemic has happened, not much testing has progressed This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.

●	Wireless technology is a main area of focus for product development. We are looking into adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our Pool Alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.

●	In the next months we are introducing a couple of new security products. First, the 2707 Series are triple high biased magnetic reed contacts for high security and are available in SPDT and DPDT models. These contacts are resistant to magnetic tamper and defeat. They are used in applications such as airports, biotechnology labs, manufacturing plants, banks, military bases and energy-generation facilities. Secondly, the 3040 Panic Switch contains screw terminals and uses an actuating lever which can be triggered with only the tip of the finger. It can be installed under a counter or desk or any similar place. The 3040CT uses 12’ extreme temperature rated wire for installation in refrigerators and freezers. Both models have a latching LED indicating when the switch is activated and automatically resets when the lever is closed and is fully re-armed. Latching LED and UL Listed versions are planned to follow.

●	We have launched our new GR1840 Oval Metal Door Channel Magnet. This is a direct replacement for the obsolete Interlogix magnet. This magnet fits into the top channel of a metal door and does not require drilling into the door core. We have also paired this with several of our ¾” and 1” steel door contacts.

●	There have been several new products that have been introduced for our cable and wiring tools segment. First, a 12” adjustable hole cutter which compliments the popular 10” hole cutter. Using a standard drill, this tool allows you to drill various size holes in the ceiling for speakers and canned lights. The dust bin which buts against the ceiling keeps the ceiling material and dust enclosed making for a clean, time saving installation. Secondly, the lighted Bullnose tips come in a variety of colors; red, green and blue to go along with the standard clear lights. These colored lights are placed on FiberFuse wire running rods which allows easy location of the rod ends in dark places such as attics and crawlspaces. The rods can be color coded for wire paths running into different rooms. Larger batteries add to the longevity of these new lights.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We have applied this guidance, as of May 1, 2020, using a modified-retrospective approach. The application of this guidance did not require a cumulative effect adjustment to retained earnings and did not have a material effect on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We applied this guidance, as of May 1, 2020. The application of this guidance did not have a material effect on our disclosures.

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

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2020. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30 ,2020, management identified the following material weakness in our internal control over financial reporting:

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

We continue to operate with a limited number of accounting and financial personnel. For the quarter ending July 31, 2020 the Company did not have a Controller, but this position was filled in September 2020. Training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting. To mitigate the effects of the material weakness identified in our annual report, the Company contracted with an outside CPA to perform a secondary review of our quarterly report filed on Form 10-Q.

Despite the material weaknesses in financial reporting noted above, we believe that our financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

Changes in Internal Control Over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2021.

Period	Number of shares repurchased
May 1, 2020 – May 31, 2020	-0-
June 1, 2020 – June 30, 2020	-0-
July 1, 2020 – July 31, 2020	-0-

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date September 18, 2020	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer
and Chairman of the Board

