Form 10-Q
period 2020-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2020-12-15
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 15, 2020 was 4,948,302.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three-and six-month periods ended October 31, 2020, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2020	April 30, 2020
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,855,000	$6,458,000
Investments and securities	27,666,000	25,322,000
Accounts receivable:
Trade, net of $1,014 and $7,306 doubtful account allowance	2,938,000	2,964,000
Other	29,000	18,000
Income tax overpayment	—	56,000
Inventories, net	5,731,000	5,103,000
Prepaid expenses	438,000	516,000
Total Current Assets	42,657,000	40,437,000

Property and Equipment, net, at cost	1,699,000	1,465,000

Other Assets
Investment in Limited Land Partnership, at cost	320,000	320,000
Projects in process	25,000	21,000
Other	2,000	2,000
Total Other Assets	347,000	343,000

Intangible Assets, net	1,455,000	1,517,000

TOTAL ASSETS	$46,158,000	$43,762,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2020	April 30, 2020
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$215,000	$187,000
Dividends payable	2,081,000	1,892,000
Accrued expenses:
Payroll and other expense	346,000	450,000
Income tax payable	321,000	—
Notes payable	950,000	950,000
Total Current Liabilities	3,913,000	3,479,000

Long-Term Liabilities
Deferred income taxes	1,298,000	699,000
Total Long-Term Liabilities	1,298,000	699,000

Total Liabilities	5,211,000	4,178,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	87,000	(4,000)
Retained earnings	42,279,000	41,006,000
Less: treasury stock, 3,553,029 and 3,552,954 shares, at cost	(4,302,000)	(4,301,000)
Total Stockholders’ Equity	40,947,000	39,584,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,158,000	$43,762,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2020	Oct 31, 2020	Oct 31, 2019	Oct 31, 2019
Net Sales	$4,647,000	$8,694,000	$3,710,000	$7,263,000
Less: Cost of Goods Sold	(2,294,000)	(4,245,000)	(1,860,000)	(3,630,000)
Gross Profit	2,353,000	4,449,000	1,850,000	3,633,000

Operating Expenses
General and Administrative	364,000	678,000	329,000	626,000
Sales	604,000	1,171,000	555,000	1,112,000
Engineering	21,000	50,000	17,000	32,000
Rent Paid to Related Parties	—	—	3,000	8,000
Total Operating Expenses	989,000	1,899,000	904,000	1,778,000

Income From Operations	1,364,000	2,550,000	946,000	1,855,000

Other Income (Expense)
Other	44,000	56,000	1,000	2,000
Dividend and Interest Income	134,000	290,000	166,000	359,000
Unrealized Gain (Loss) on Equity Securities	(115,000)	1,999,000	129,000	274,000
Gain on Investments	72,000	44,000	10,000	59,000
Gain on Sale of Assets	4,000	4,000	—	—
Total Other Income	139,000	2,393,000	306,000	694,000

Income Before Provisions for Income Taxes	1,503,000	4,943,000	1,252,000	2,549,000

Provisions for Income Taxes:
Current Expense	682,000	1,032,000	258,000	552,000
Deferred Tax (Benefit) Expense	(39,000)	559,000	37,000	65,000
Total Income Tax Expense	643,000	1,591,000	295,000	617,000

Net Income	$860,000	$3,352,000	$957,000	$1,932,000

Income Per Share of Common Stock
Basic	$0.17	$0.68	$0.19	$0.39
Diluted	$0.17	$0.67	$0.19	$0.39

Weighted Average Number of Common Shares Outstanding
Basic	4,949,902	4,949,914	4,952,110	4,954,250
Diluted	4,970,402	4,970,414	4,972,610	4,974,750

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2020	Oct 31, 2020	Oct 31, 2019	Oct 31, 2019
Net Income	$860,000	$3,352,000	$957,000	$1,932,000

Other Comprehensive Income, Net of Tax
Unrealized gain (loss) on debt securities:
Unrealized holding gains (losses) arising during period	(20,000)	130,000	1,000	50,000
Income tax benefit (expense) related to other comprehensive income	6,000	(39,000)	—	(14,000)
Other Comprehensive Income (Loss)	(14,000)	91,000	1,000	36,000

Comprehensive Income	$846,000	$3,443,000	$958,000	$1,968,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2019	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2020	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.42 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2020	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,550,571	$(4,280,000)	$49,000	$41,859,000	$40,511,000

—	200	(1,000)	—	—	(1,000)

—	—	—	—	(1,982,000)	(1,982,000)

—	—	—	1,000	—	1,000

—	—	—	—	957,000	957,000

$1,934,000	3,550,771	$(4,281,000)	$50,000	$40,834,000	$39,486,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,552,954	$(4,301,000)	$101,000	$43,498,000	$42,181,000

—	75	(1,000)	—	—	(1,000)

—	—	—	—	(2,079,000)	(2,079,000)

—	—	—	(14,000)	—	(14,000)

—	—	—	—	860,000	860,000

$1,934,000	3,553,029	$(4,302,000)	$87,000	$42,279,000	$40,947,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2019	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2020	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.42 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2020	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	6,500	(54,000)	—	—	(54,000)

—	—	—	—	(1,981,000)	(1,981,000)

—	—	—	36,000	—	36,000

—	—	—	—	1,932,000	1,932,000

$1,934,000	3,550,771	$(4,281,000)	$50,000	$40,834,000	$39,486,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,552,954	$(4,301,000)	$(4,000)	$41,006,000	$39,584,000

—	75	(1,000)	—	—	(1,000)

—	—	—	—	(2,079,000)	(2,079,000)

—	—	—	91,000	—	91,000

—	—	—	—	3,352,000	3,352,000

$1,934,000	3,553,029	$(4,302,000)	$87,000	$42,279,000	$40,947,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTSOF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Oct 31, 2020	Oct 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,352,000	$1,932,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,000	183,000
(Gain) loss on sale of investments	(123,000)	(100,000)
Impairments on investments	79,000	41,000
Unrealized (gain) loss on equity securities	(1,999,000)	(274,000)
Reserve for bad debts	(6,000)	(6,000)
Reserve for obsolete inventory	10,000	2,000
Deferred income taxes	559,000	65,000
(Gain) loss on sale of assets	(4,000)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	32,000	486,000
Inventories	(637,000)	(583,000)
Prepaid expenses and projects in process	73,000	271,000
Other receivables	(10,000)	5,000
Income tax overpayment	—	114,000
Increase (decrease) in:
Accounts payable	28,000	(36,000)
Accrued expenses	(104,000)	11,000
Income tax payable	376,000	—
Net cash from operating activities	1,815,000	2,111,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4,000	—
(Purchase) of property and equipment	(361,000)	(179,000)
Proceeds from sale of marketable securities	16,000	540,000
(Purchase) of marketable securities	(186,000)	(250,000)
(Purchase) of long-term investment	—	(27,000)
Net cash from investing activities	(527,000)	84,000
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(1,000)	(54,000)
Dividends paid	(1,890,000)	(1,802,000)
Net cash from financing activities	(1,891,000)	(1,856,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(603,000)	339,000

Cash and Cash Equivalents, beginning of period	6,458,000	4,873,000
Cash and Cash Equivalents, end of period	$5,855,000	$5,212,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$650,000	$605,000
Interest paid	$—	$—

Cash receipts for:
Income taxes	$—	$159,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

Note 2 Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between April 2021 and January 2044. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of October 31, 2020 and April 30, 2020, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
October 31, 2020	Basis	Gains	Losses	Value
Municipal bonds	$5,308,000	$163,000	$(41,000)	$5,430,000
REITs	112,000	—	(41,000)	71,000
Equity securities	17,326,000	4,946,000	(684,000)	21,588,000
Money markets and CDs	577,000	—	—	577,000
Total	$23,323,000	$5,109,000	$(766,000)	$27,666,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2020	Basis	Gains	Losses	Value
Municipal bonds	$5,271,000	$80,000	$(89,000)	$5,262,000
Corporate bonds	26,000	—	—	26,000
REITs	112,000	—	(44,000)	68,000
Equity securities	17,119,000	3,446,000	(1,180,000)	19,385,000
Money markets and CDs	581,000	—	—	581,000
Total	$23,109,000	$3,526,000	$(1,313,000)	$25,322,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $52,000 for the quarter, and recorded a loss of $79,000 for the six months ended October 31, 2020. As for the corresponding periods last year, management recorded an impairment loss of $7,000 for the quarter ended October 31, 2019 and an impairment loss of $41,000 was recorded for the six-months ended October 31, 2019.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended October 31, 2020 the Company had sales of equity securities which yielded gross realized gains of $184,000 and gross realized losses of $110,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $2,000 were recorded. As for the six-months ended October 31, 2020 the Company had sales of equity securities which yielded gross realized gains of $286,000 and gross realized losses of $236,000. For the same six-month period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $6,000 were recorded. During the quarter ending October 31, 2019, the Company recorded gross realized gains and losses on equity securities of $67,000 and $57,000, respectively, while sales of debt securities did not yield any gross realized gains or losses. During the six-months ending October 31, 2019, the Company recorded gross realized gains and losses on equity securities of $220,000 and $161,000, respectively, as well as gross realized gains and losses on debt securities of $3,000 and $3,000, respectively. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2020 and April 30, 2020, respectively.

Unrealized Loss Breakdown by Investment Type at October 31, 2020

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$93,000	$(1,000)	$333,000	$(40,000)	$426,000	$(41,000)
REITs	28,000	(17,000)	43,000	(24,000)	71,000	(41,000)
Equity securities	4,218,000	(569,000)	1,747,000	(115,000)	5,965,000	(684,000)
Total	$4,339,000	$(587,000)	$2,123,000	$(179,000)	$6,462,000	$(766,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2020

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,203,000	$(42,000)	$484,000	$(47,000)	$2,687,000	$(89,000)
REITs	43,000	(30,000)	24,000	(14,000)	67,000	(44000)
Equity securities	5,496,000	(866,000)	1,651,000	(314,000)	7,147,000	(1,180,000)
Total	$7,742,000	$(938,000)	$2,159,000	$(375,000)	$9,901,000	$(1,313,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2020.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2020.

Note 3 Inventories

Inventories at October 31, 2020 and April 30, 2020 consisted of the following:

	October 31,	April 30,
	2020	2020

Raw materials	$4,784,000	$4,233,000
Work in process	478,000	402,000
Finished goods	617,000	606,000
	5,879,000	5,241,000
Less: allowance for obsolete inventory	(148,000)	(138,000)
Inventories, net	$5,731,000	$5,103,000

Note 4 Business Segments

The following is financial information relating to industry segments:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	Oct 31, 2020	Oct 31, 2020	Oct 31, 2019	Oct 31, 2019
Net revenue:
Security alarm products	$3,632,000	$6,962,000	$2,985,000	$5,852,000
Cable & wiring tools	620,000	1,019,000	571,000	1,071,000
Other products	395,000	713,000	154,000	340,000
Total net revenue	$4,647,000	$8,694,000	$3,710,000	$7,263,000

Income from operations:
Security alarm products	$1,092,000	$2,042,000	$762,000	$1,495,000
Cable & wiring tools	160,000	299,000	140,000	273,000
Other products	112,000	209,000	44,000	87,000
Total income from operations	$1,364,000	$2,550,000	$946,000	$1,855,000

Depreciation and amortization:
Security alarm products	$39,000	$61,000	$71,000	$94,000
Cable & wiring tools	31,000	61,000	31,000	62,000
Other products	14,000	27,000	(4,000)	16,000
Corporate general	19,000	40,000	(4,000)	11,000
Total depreciation and amortization	$103,000	$189,000	$94,000	$183,000

Capital expenditures:
Security alarm products	$149,000	$242,000	$10,000	$179,000
Cable & wiring tools	—	—	—	—
Other products	111,000	113,000	—	—
Corporate general	6,000	6,000	—	—
Total capital expenditures	$266,000	$361,000	$10,000	$179,000

	October 31, 2020	April 30, 2020
Identifiable assets:
Security alarm products	$7,849,000	$7,150,000
Cable & wiring tools	2,586,000	2,684,000
Other products	967,000	724,000
Corporate general	34,756,000	33,204,000
Total assets	$46,158,000	$43,762,000

Note 5 Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2020
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$860,000
Basic EPS	$860,000	4,949,902	$.17
Effect of dilutive Convertible Preferred Stock	–	20,500	--
Diluted EPS	$860,000	4,970,402	$.17

	For the six months ended October 31, 2020
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,352,000
Basic EPS	$3,352,000	4,949,914	$.68
Effect of dilutive Convertible Preferred Stock	–	20,500	--
Diluted EPS	$3,352,000	4,970,414	$.67

	For the three months ended October 31, 2019
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$957,000
Basic EPS	$957,000	4,952,110	$.19
Effect of dilutive Convertible Preferred Stock	–	20,500	--
Diluted EPS	$957,000	4,972,610	$.19

	For the six months ended October 31, 2019
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,932,000
Basic EPS	$1,932,000	4,954,250	$.39
Effect of dilutive Convertible Preferred Stock	–	20,500	--
Diluted EPS	$1,932,000	4,974,750	$.39

Note 6 Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $16,000 and $7,000 were paid during each quarter ending October 31, 2020 and 2019, respectively. Likewise, the Company paid matching contributions of approximately $29,000 and $9,000 during each six-month period ending October 31, 2020 and 2019, respectively.

Note 7 Fair Value Measurements

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

Investments and Marketable Securities

As of October 31, 2020, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,430,000	$—	$5,430,000
REITs	—	71,000	—	71,000
Equity Securities	21,588,000	—	—	21,588,000
Money Markets and CDs	577,000	—	—	577,000
Total fair value of assets measured on a recurring basis	$22,165,000	$5,501,000	$—	$27,666,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,262,000	$—	$5,262,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	68,000	—	68,000
Equity Securities	19,385,000	—	—	19,385,000
Money Markets and CDs	581,000	—	—	581,000
Total fair value of assets measured on a recurring basis	$19,992,000	$5,330,000	$—	$25,322,000

Note 8 Notes Payable

On April 15, 2020, the Company received loan proceeds of approximately $950,000 (the “PPP Loan”) from FirsTier Bank, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated April 15, 2020 issued to the Company, matures on April 15, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 15, 2020. If the Company submits a loan forgiveness application within ten months of the completion of the Covered Period, it will not be required to make any payments until the forgiveness amount is remitted to the lender by Small Business Administration (“SBA”). Interest accrues during the time between the disbursement of the loan and the SBA remittance of the forgiveness amount. The Company is responsible for paying the accrued interest only on the amount of the loan that is not forgiven. The lender is responsible for notifying the Company of remittance of the forgiveness amount by the SBA and, if applicable, the date on which the Company’s first payment of the remaining balance is due. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. The Company used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On December 3, 2020, the Company received notice from the lender that the entire amount of the PPP loan was forgiven.

Note 9 Subsequent Events

As stated above, the Company received notification on December 3, 2020 from its lender of the Paycheck Protection Program (“PPP”) loan that the full amount of the loan was forgiven.

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

Executive Summary

The Company’s performance continues to improve through the first half of the current fiscal year with the second quarter showing growth over the first quarter of the current fiscal year. This is mainly due the closure of a competitor at the end of calendar year 2019 and having the ability to continue to work through the COVID-19 pandemic. The state of Nebraska, where we are located, has kept businesses open during the pandemic. Additionally, the Company’s products are traditionally tied to the housing market and with that market remaining strong, it in turn helps the Company’s sales grow. Opportunities include keeping up with the business growth and to continue looking at businesses that might be a good fit to purchase. We also have new products that have hit the marketplace and a couple more that are scheduled to be introduced by the end of the year. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with the COVID-19 pandemic restrictions. Possible COVID-19 challenges include, but are not limited to, price increases and/or delays in the supply chain, reduced sales, workforce interruptions, and economic conditions impacting the stock market. Management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $4,647,000 for the quarter ended October 31, 2020, which is a 25.26% increase from the corresponding quarter last year. Year-to-date net sales were $8,694,000 at October 31, 2020, which is a 19.70% increase from the same period last year. The increases in sales are primarily a result of a competitor no longer selling competing products, as discussed above. Other than the loss of a competitor, the Company does not believe COVID-19 has had a significant effect on our net revenue and we do not expect it to have a significant effect going forward. Also, the ongoing commitment towards outstanding customer service and customization of products are a few of the many reasons sales continue to grow.

●	Cost of goods sold was 49.37% of net sales for the quarter ended October 31, 2020 and was 50.13% for the same quarter last year. Year-to-date cost of goods sold percentages were 48.83% for the current six months and 49.98% for the corresponding six months last year. The current cost of goods sold percentages are right at Management’s goal of keeping labor and other manufacturing expenses at less than 50% for both the quarter and year-to-date results. Management continues to work with and train employees to work more efficiently and they also work at getting the best price for raw materials.

●	Operating expenses were up $85,000 for the quarter and were up $121,000 for the six-months ended October 31, 2020 as compared to the corresponding periods last year. But when comparing percentages in relation to net sales, the operating expenses for the quarter ended October 31, 2020 was 21.28% of net sales while it was 24.37% of net sales for the same quarter the prior year. For year-to-date numbers, operating expense were 21.84% and 24.48% of net sales for the six months ended October 31, 2020 and 2019, respectively. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for hiring new employees and wage increases.

●	Income from operations for the quarter ended October 31, 2020 was at $1,364,000, which is a 44.19% increase from the corresponding quarter last year, which had income from operations of $946,000. Income from operations for the six months ended October 31, 2020 was at $2,550,000, which is a 37.47% increase from the corresponding six months last year, which had income from operations of $1,855,000.

●	Other income and expenses are down when comparing the current quarter to the prior quarter, with a decrease of $167,000 in the current quarter. Conversely, other income and expenses are up by $1,699,000 when comparing the current six-month period to the prior six-month period. Most of the activity in these accounts consists of investment interest, dividends, real gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the decrease in the current quarter as opposed to the increase for the year-to-date numbers is the unrealized gain and loss on equity securities. The Company is at the mercy of the stock market when it comes to these figures and the COVID-19 pandemic influenced these numbers.

●	Overall, net income for the quarter ended October 31, 2020 was down $97,000, or 10.14%, from the same quarter last year. Conversely, net income for the six-month period ended October 31, 2020 was up $1,420,000, or 73.5%, from the same period in the prior year.

●	Earnings per common share for quarter ended October 31, 2020 were $0.17 per share and $0.68 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2019 were $0.19 per share and $0.39 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $603,000 during the six months ended October 31, 2020 as compared to an increase of $339,000 during the corresponding period last year.

●	Accounts receivable decreased $32,000 for the six months ended October 31, 2020 compared with a $486,000 decrease for the same period last year. The smaller current year decrease is a result of improved sales and collections on accounts receivable have improved over the last year. An analysis of accounts shows that there were only 0.27% that were over 90 days at October 31, 2020.

●	Inventories increased $637,000 during the current six-month period as compared to a $583,000 increase last year. The bigger increase in the current year is primarily due to being prepared for the increase we have seen in sales. In addition, the Company is keeping more inventory on hand to reduce the likelihood of running into a shortage on some major raw materials, such as we experienced last year.

●	Prepaid expenses saw a $73,000 decrease for the current six months, primarily due to less prepayment of raw materials and running through some of our prepaid agreements without needing to renew them. The prior six months showed a $271,000 increase in prepaid expenses.

●	Accounts payable shows an increase for the current six-month period of $28,000 while it shows a decrease for the prior six-month periods of $36,000. The company strives to pay all invoices within terms, and the variance in the decreases is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses decreased $104,000 for the current six-month period as compared to an $11,000 increase for the six-month period ended October 31, 2019. The difference in the amounts is primarily due to timing issues.

●	Income tax payable increased $376,000 for the current six-month period, compared to having a decrease in income tax overpayment for the six-months ended October 31, 2019. The current increase is largely due to having increased sales and income and not having income tax estimates large enough. Also, since the Company was notified that the PPP loan was forgiven, the forgiveness amount was included in the income tax expense calculation.

Investing

●	As for our investment activities, the Company purchased $361,000 of property and equipment during the current six-month period. In comparison, $179,000 was spent on purchases of property and equipment during the corresponding six months last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six-month period ended October 31, 2020 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six-month period ended October 31, 2020 was $186,000 compared to $250,000 spent in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments. The COVID-19 pandemic has had a negative impact on the performance of the stock market, which has affected the real and unrealized gains/losses. Management believes that more realized losses were recorded when investments were sold and more write downs had to be recorded.

Financing

●	On April 15, 2020, the Company received loan proceeds of approximately $950,000 from FirsTier Bank, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. Please refer to Note 8 for more information about the loan. In accordance with the terms of the loan, the Company used the proceeds for qualified operating expenses. As of December 3, 2020, the liability of this loan has been completely forgiven.

●	The Company continues to purchase back its common stock when the opportunity arises. For the six-month period ended October 31, 2020, the Company purchased $1,000 worth of treasury stock, in comparison to $54,000 repurchased in the corresponding six-month period last year.

●	The company declared a dividend of $0.42 per share of common stock on September 30, 2020, which was paid out during the second quarter. This is a slight increase to the dividend of $0.40, which was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	October 31, 2020	October 31, 2019
Working capital (current assets – current liabilities)	$38,744,000	$37,805,000
Current ratio (current assets / current liabilities)	10.901	16.564
Quick ratio ((cash + investments + AR) / current liabilities)	9.317	14.333

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products that complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	Explosion proof contacts that will be UL listed for hazardous locations. There has been demand from our customers for this type of high security magnetic reed switch.

●	An updated version of the pool access alarm (PAA) has met electrical listing testing (ETL) approval and we are currently waiting on component parts to begin production and field testing. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of our pool access alarm and environmental sensors that will be easy to install in current construction. We are also concentrating on making products compatible with Wi-Fi, smartphone technology and the increasing popular Z-Wave standard for wireless home automation.

●	In the high security realm, the Company has introduced the 2707 Series which is a triple high biased magnetic reed contact and available in SPDT and DPDT models. These contacts are resistant to magnetic tamper and defeat. They are used in applications such as airports, biotechnology labs, manufacturing plants, banks, military bases, and energy-generation facilities.

●	The 3045 Panic Switch contains screw terminals and uses an actuating lever which can be triggered with only the tip of the finger. It can be installed under a counter or desk or any similar place. The 3045CT uses 12’ extreme temperature rated wire for installation in refrigerators and freezers. Both models have a latching LED indicating when the switch is activated and automatically resets when the lever is closed and is fully re-armed. Latching LED and UL Listed versions will follow.

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

There are no known seasonal trends with any of GRI’s products since we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2020. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ending October 31, 2020, a Controller was hired by the Company in September 2020. Training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting. To mitigate the effects of the material weakness identified in our annual report, the Company contracted with an outside CPA to perform a secondary review of our quarterly report filed on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase and issuance of common stock for the second quarter of fiscal year 2021.

Period	Number of shares repurchased/(issued)
August 1, 2020 – August 31, 2020	-0-
September 1, 2020 – September 30, 2020	-0-
October 1, 2020 – October 31, 2020	75

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

George Risk Industries, Inc.
(Registrant)

Date	December 15, 2020	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board