Form 10-Q
period 2021-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2021-03-17
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2021

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s Common Stock outstanding, as of March 17, 2021, was 4,946,902.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three- and nine-month period ended January 31, 2021, are attached hereto.

GEORGE RISK INDUSTRIES, INC.
CONDENSED BALANCE SHEETS

	January 31, 2021	April 30, 2020
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6,936,000	$6,458,000
Investments and securities	30,880,000	25,322,000
Accounts receivable:
Trade, net of $6,858 and $7,306 doubtful account allowance	3,340,000	2,964,000
Other	42,000	18,000
Income tax overpayment	—	56,000
Inventories, net	5,901,000	5,103,000
Prepaid expenses	160,000	516,000
Total Current Assets	47,259,000	40,437,000

Property and Equipment, net	1,686,000	1,465,000

Other Assets
Investment in Limited Land Partnership, at cost	320,000	320,000
Projects in process	51,000	21,000
Other	1,000	2,000
Total Other Assets	372,000	343,000

Intangible Assets, net	1,425,000	1,517,000

TOTAL ASSETS	$50,742,000	$43,762,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(continued)

	January 31, 2021	April 30, 2020
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$498,000	$187,000
Dividends payable	2,080,000	1,892,000
Accrued expenses	504,000	450,000
Income tax payable	193,000	—
Notes payable	—	950,000
Total Current Liabilities	3,275,000	3,479,000

Long-Term Liabilities
Deferred income taxes	2,058,000	699,000
Total Long-Term Liabilities	2,058,000	699,000

Total Liabilities	5,333,000	4,178,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	129,000	(4,000)
Retained earnings	46,726,000	41,006,000
Less: treasury stock, 3,555,779 and 3,552,954 shares, at cost	(4,329,000)	(4,301,000)
Total Stockholders’ Equity	45,409,000	39,584,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$50,742,000	$43,762,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.
CONDENSED INCOME STATEMENTS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020 (Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2021	Jan 31, 2020	Jan 31, 2021	Jan 31, 2020
Net Sales	$4,633,000	$3,589,000	$13,327,000	$10,852,000
Less: Cost of Goods Sold	(2,385,000)	(1,832,000)	(6,631,000)	(5,462,000)
Gross Profit	2,248,000	1,757,000	6,696,000	5,390,000

Operating Expenses
General and Administrative	362,000	302,000	1,040,000	928,000
Sales	639,000	587,000	1,809,000	1,698,000
Engineering	31,000	34,000	81,000	66,000
Rent Paid to Related Parties	—	—	—	8,000
Total Operating Expenses	1,032,000	923,000	2,930,000	2,700,000

Income From Operations	1,216,000	834,000	3,766,000	2,690,000

Other Income
Other	952,000	—	1,008,000	2,000
Dividend and Interest Income	317,000	423,000	608,000	782,000
Unrealized Gain on equity securities	2,654,000	508,000	4,653,000	782,000
Gain on Investments	250,000	78,000	293,000	137,000
Gain on Sale of Assets	—	5,000	4,000	5,000
Total Other Income	4,173,000	1,014,000	6,566,000	1,708,000

Income Before Provisions for Income Taxes	5,389,000	1,848,000	10,332,000	4,398,000

Provisions for Income Taxes:
Current Expense	199,000	359,000	1,230,000	911,000
Deferred Tax Expense (Benefit)	743,000	125,000	1,303,000	191,000
Total Income Tax Expense	942,000	484,000	2,533,000	1,102,000

Net Income	$4,447.000	$1,364,000	$7,799,000	$3,296,000

Income Per Share of Common Stock
Basic	$0.90	$0.28	$1.58	$0.67
Diluted	$0.89	$0.27	$1.57	$0.66

Weighted Average Number of Common Shares Outstanding
Basic	4,948,224	4,950,524	4,949,351	4,953,008
Diluted	4,968,724	4,971,024	4,969,851	4,973,508

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31. 2021 AND 2020

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2021	Jan 31, 2020	Jan 31, 2021	Jan 31, 2020
Net Income	$4,447,000	$1,364,000	$7,799,000	$3,296,000

Other Comprehensive Income, Net of Tax
Unrealized gain on debt securities:
Unrealized holding gains arising during period	59,000	27,000	189,000	77,000
Income tax (expense) related to other comprehensive income	(17,000)	(8,000)	(56,000)	(22,000)

Other Comprehensive Income	42,000	19,000	133,000	55,000

Comprehensive Income	$4,489,000	$1,383,000	$7,932,000	$3,351,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020 (Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2020	4,100	$99,000	8,502,881	$850,000

Purchases of Common Stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2021	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2020	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020 (Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,553,029	$(4,302,000)	$87,000	$42,279,000	$40,947,000

—	2,750	(27,000)	—	—	(27,000)

—	—	—	42,000	—	42,000

—	—	—	—	4,447,000	4,447,000

$1,934,000	3,555,779	$(4,329,000)	$129,000	$46,726,000	$45,409,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,550,771	$(4,281,000)	$50,000	$40,834,000	$39,486,000

—	1,850	(17,000)	—	—	(17,000)

—	—	—	19,000	—	19,000

—	—	—	—	1,364,000	1,364,000

$1,934,000	3,552,621	$(4,297,000)	$69,000	$42,198,000	$40,852,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2021 AND 2020 (Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2020	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.42 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2021	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2020	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2021 AND 2020 (Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,552,954	$(4,301,000)	$(4,000)	$41,006,000	$39,584,000

—	2,825	(28,000)	—	—	(28,000)

—	—	—	—	(2,079,000)	(2,079,000)

—	—	—	133,000	—	134,000

—	—	—	—	7,799,000	7,799,000

$1,934,000	3,555,779	$(4,329,000)	$129,000	$46,726,000	$45,409,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	8,350	(71,000)	—	—	(71,000)

—	—	—	—	(1,981,000)	(1,981,000)

—	—	—	55,000	—	55,000

—	—	—	—	3,296,000	3,296,000

$1,934,000	3,552,621	$(4,298,000)	$69,000	$42,198,000	$40,852,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.
CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31,2021 AND 2020 (Unaudited)

	Jan 31, 2021	Jan 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,799,000	$3,296,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297,000	276,000
(Gain) on sale of investments	(372,000)	(178,000)
Impairments on investments	79,000	41,000
Unrealized (gain) on equity investments	(4,653,000)	(782,000)
Reserve for bad debts	—	(6,000)
Reserve for obsolete inventory	25,000	42,000
Deferred income taxes	1,303,000	191,000
PPP loan debt forgiveness	(950,000)	—
(Gain) on sale of assets	(4,000)	(5,000)
Net book value of assets retired	—	(17,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(376,000)	460,000
Inventories	(823,000)	(506,000)
Prepaid expenses	327,000	43,000
Other receivables	(24,000)	2,000
Income tax overpayment	—	142,000
Increase (decrease) in:
Accounts payable	311,000	16,000
Accrued expenses	54,000	—
Income tax payable	249,000	—
Net cash from operating activities	3,242,000	3,015,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4,000	7,000
(Purchase) of property and equipment	(426,000)	(468,000)
Proceeds from sale of marketable securities	18,000	760,000
(Purchase) of marketable securities	(440,000)	(640,000)
(Purchase) of long-term investment	—	(27,000)
Net cash from investing activities	(844,000)	(368,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(28,000)	(71,000)
Dividends paid	(1,892,000)	(1,802,000)
Net cash from financing activities	(1,920,000)	(1,873,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	478,000	774,000

Cash and Cash Equivalents, beginning of period	6,458,000	4,873,000
Cash and Cash Equivalents, end of period	$6,936,000	$5,647,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$975,000	$870,000
Interest paid	$—	$—
Cash receipts for:
Income taxes	$—	$159,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

As of January 31, 2021 and April 30, 2020, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
January 31, 2021	Basis	Gains	Losses	Value
Municipal bonds	$5,748,000	$222,000	$(40,000)	$5,930,000
REITs	131,000	1,000	(20,000)	112,000
Equity securities	17,012,000	7,048,000	(155,000)	23,905,000
Money markets and CDs	933,000	—	—	933,000
Total	$23,824,000	$7,271,000	$(215,000)	$30,880,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2020	Basis	Gains	Losses	Value
Municipal bonds	$5,271,000	$80,000	$(89,000)	$5,262,000
Corporate bonds	26,000	—	—	26,000
REITs	112,000	—	(44,000)	68,000
Equity securities	17,119,000	3,446,000	(1,180,000)	19,385,000
Money markets and CDs	581,000	—	—	581,000
Total	$23,109,000	$3,526,000	$(1,313,000)	$25,322,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management did not need to record an impairment loss for the quarter, but recorded a loss of $79,000 for the nine months ended January 31, 2021. As for the corresponding periods last year, management did not need to record an impairment loss for the quarter ended January 31, 2020 but did record an impairment loss of $41,000 for the nine-months ended January 31, 2020.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended January 31, 2021 the Company had sales of equity securities which yielded gross realized gains of $288,000 and gross realized losses of $35,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $3,000 were recorded. As for the nine-months ended January 31, 2021 the Company had sales of equity securities which yielded gross realized gains of $575,000 and gross realized losses of $272,000. For the same nine-month period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $9,000 were recorded. During the quarter ending January 31, 2020, the Company recorded gross realized gains and losses on equity securities of $97,000 and $17,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $2,000 were recorded. During the nine-months ending January 31, 2020, the Company recorded gross realized gains and losses on equity securities of $317,000 and $178,000, respectively, as well as gross realized gains and losses on debt securities of $3,000 and $5,000, respectively. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2021 and April 30, 2020, respectively.

Unrealized Loss Breakdown by Investment Type at January 31, 2021

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$192,000	$(1,000)	$299,000	$(39,000)	$491,000	$(40,000)
REITs	37,000	(8,000)	54,000	(13,000)	91,000	(21,000)
Equity securities	1,886,000	(91,000)	256,000	(63,000)	2,142,000	(154,000)
Total	$2,115,000	$(100,000)	$609,000	$(115,000)	$2,724,000	$(215,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2020

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,203,000	$(42,000)	$484,000	$(47,000)	$2,687,000	$(89,000)
REITs	43,000	(30,000)	24,000	(14,000)	67,000	(44,000)
Equity securities	5,496,000	(866,000)	1,651,000	(314,000)	7,147,000	(1,180,000)
Total	$7,742,000	$(938,000)	$2,159,000	$(375,000)	$9,901,000	$(1,313,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2021.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2021.

Note 3:	Inventories

Inventories at January 31, 2021 and April 30, 2020 consisted of the following:

	January 31,	April 30,
	2021	2020

Raw materials	$4,843,000	$4,233,000
Work in process	491,000	402,000
Finished goods	730,000	606,000
	6,064,000	5,241,000
Less: allowance for obsolete inventory	(163,000)	(138,000)
Inventories, net	$5,901,000	$5,103,000

Note 4:	Business Segments

The following is financial information relating to industry segments:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2021	Jan 31, 2020	Jan 31, 2021	Jan 31, 2020
Net revenue:
Security alarm products	$3,876,000	$2,909,000	$11,039,000	$8,700,000
Cable & wiring tools	551,000	547,000	1,596,000	1,680,000
Other products	206,000	133,000	692,000	472,000
Total net revenue	$4,633,000	$3,589,000	$13,327,000	$10,852,000

Income from operations:
Security alarm products	$1,008,000	$669,000	$3,119,000	$2,156,000
Cable & wiring tools	145,000	129,000	451,000	417,000
Other products	63,000	36,000	196,000	117,000
Total income from operations	$1,216,000	$834,000	$3,766,000	$2,690,000

Depreciation and amortization:
Security alarm products	$37,000	$(22,000)	$98,000	$72,000
Cable & wiring tools	31,000	31,000	92,000	92,000
Other products	19,000	34,000	47,000	50,000
Corporate general	21,000	50,000	60,000	62,000
Total depreciation and amortization	$108,000	$93,000	$297,000	$276,000

Capital expenditures:
Security alarm products	$65,000	$—	$307,000	$178.000
Cable & wiring tools	—	—	—	—
Other products	—	18,000	113,000	18,000
Corporate general	—	272,000	6,000	272,000
Total capital expenditures	$65,000	$290,000	$426,000	$468,000

	January 31, 2021	April 30, 2020
Identifiable assets:
Security alarm products	$8,555,000	$7,150,000
Cable & wiring tools	2,627,000	2,684,000
Other products	777,000	724,000
Corporate general	38,783,000	33,204,000
Total assets	$50,742,000	$43,762,000

Note 5:	Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$4,447,000
Basic EPS	$4,447,000	4,948,224	$.90
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$4,447,000	4,968,724	$.89

	For the three months ended January 31, 2020
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,364,000
Basic EPS	$1,364,000	4,950,524	$.28
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$1,364,000	4,971,024	$.27

	For the nine months ended January 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$7,799,000
Basic EPS	$7,799,000	4,949,351	$1.58
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$7,799,000	4,969,851	$1.57

	For the nine months ended January 31, 2020
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,296,000
Basic EPS	$3,296,000	4,953,008	$.67
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$3,296,000	4,973,508	$.66

Note 6:	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $16,000 and $14,000 were paid during each quarter ending January 31, 2021 and 2020, respectively. Likewise, the Company paid matching contributions of approximately $46,000 and $23,000 during each nine-month period ending January 31, 2021 and 2020, respectively.

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

Investments and Marketable Securities

As of January 31, 2021, our investments consisted of money markets, certificates of deposit, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities and corporate bonds. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,930,000	$—	$5,930,000
REITs	—	112,000	—	112,000
Equity Securities	23,905,000	—	—	23,905,000
Money Markets and CDs	933,000	—	—	933,000
Total fair value of assets measured on a recurring basis	$24,838,000	$6,042,000	$—	$30,880,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,262,000	$—	$5,262,000
Corporate Bonds	26,000	—	—	26,000
REITs	—	68,000	—	68,000
Equity Securities	19,385,000	—	—	19,385,000
Money Markets and CDs	581,000	—	—	581,000
Total fair value of assets measured on a recurring basis	$19,992,000	$5,330,000	$—	$25,322,000

Note 8	Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds of approximately $950,000 (the “PPP Loan”) from FirsTier Bank, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated April 15, 2020 issued to the Company, matures on April 15, 2022 and bears interest at a rate of 1% per annum. The Company used the proceeds of the PPP Loan for qualifying expenses. On December 3, 2020, the Company received notice from the lender that the entire amount of the PPP loan was forgiven. In January 2021 it was determined that PPP loan forgiveness was not taxable.

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

Executive Summary

The Company’s performance continues to improve through the three quarters of the current fiscal year with the third quarter staying strong. The Company is on track to have a record setting year for sales. This is mainly due the closure of a competitor that got out of the security switch business at the end of calendar year 2019 and having the ability to continue to work through the COVID-19 pandemic. The state of Nebraska, where we are located, has kept businesses open during the pandemic. Additionally, the Company’s products are traditionally tied to the housing market and with that market remaining strong, it in turn helps the Company’s sales growth. Opportunities include keeping up with the business growth. One way we are doing this is by looking into more automation. We also continue to look at businesses that might be a good fit to purchase. We also have new products that have hit the marketplace and a couple more that are scheduled to be introduced by the end of the fiscal year. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with the COVID-19 pandemic restrictions. Possible COVID-19 challenges include, but are not limited to, price increases and/or delays in the supply chain, reduced sales, workforce interruptions, and economic conditions impacting the stock market. Management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $4,633,000 for the quarter ended January 31, 2021, which is a 29.09% increase from the corresponding quarter last year. Year-to-date net sales were $13,327,000 at January 31, 2021, which is a 22.81% increase from the same period last year. The significant growth in sales is due to our ongoing commitment to outstanding customer service and our ability to customize products. The Company is also seeing continued growth since a major competitor closed its doors at the end of 2019.

●	Cost of goods sold was 51.48% of net sales for the quarter ended January 31, 2021 and was 51.04% for the same quarter last year. Year-to-date cost of goods sold percentages were 49.76% for the current nine months and 50.33% for the corresponding nine months last year, which is right at the target of less than 50% for both the quarter and year-to-date results. Management continues to train employees for more efficient production and strives to get the best price for raw materials.

●	Operating expenses increased by $109,000 for the quarter as they increased by $230,000 for the nine-months ended January 31, 2021 as compared to the corresponding periods last year. When comparing percentages in relation to net sales, the operating expenses for the quarter ended January 31, 2021 was 22.27% of net sales while it was 25.72% of net sales for the same quarter the prior year. For year-to-date numbers, operating expense were 21.99% and 24.88% of net sales for the nine months ended January 31, 2021 and 2020, respectively. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is due to increased commission amounts, related to increased sales, and additional labor costs related to hiring new employees and wage increases.

●	Income from operations for the quarter ended January 31, 2021 was $1,216,000, a 45.80% increase from the corresponding quarter last year, which had income from operations of $834,000. Income from operations for the nine months ended January 31, 2021 was $3,766,000, which is a 40.00% increase from the corresponding nine months last year, which had income from operations of $2,690,000.

●	Other income and expenses are up $3,159,000 when comparing the current quarter to the same quarter last year. Comparatively, there is an increase of $4,858,000 in other income and expenses for the year-to-date numbers. The majority of activity in these accounts consists of investment interest, dividends, realized gains or losses on sale of investments, and unrealized gains or losses on equity securities. The majority of the larger than normal increases are from unrealized gains, which is a reflection of the stock market performing well.

●	Overall, net income for the quarter ended January 31, 2021 was up $3,083,000, or 226.03%, from the same quarter last year. Similarly, net income for the nine-month period ended January 31, 2021 was up $4,503,000, or 136.62%, from the same period in the prior year.

●	Earnings per common share for quarter ended January 31, 2021 were $0.90 per share and $1.58 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2020 were $0.28 per share and $0.67 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $478,000 during the nine months ended January 31, 2021 as compared to an increase of $774,000 during the corresponding period last year.

●	Accounts receivable increased $376,000 for the nine months ended January 31, 2021 compared with a $460,000 decrease for the same period last year. The current year increase is a result of improved sales, partially offset by slower collections of accounts receivable. Multiple receipts were received after the close of the reporting period. An analysis of accounts receivable shows that there were only 3.65% that were over 90 days at January 31, 2021.

●	Inventories increased $823,000 during the current nine-month period compared to an increase of $506,000 last year. The larger increase in the current year is primarily due to an increase in raw material and finished goods. The increase in raw material is a result of having enough supply of material for the increase sales. The increase in finished goods relates to the introduction of a new product, a high security switch. We expect these to be sold soon.

●	Prepaid expenses saw a $327,000 decrease for the current nine months, primarily due to inventory being delivered that had been paid for in advance. The prior nine months showed a $43,000 decrease in prepaid expenses.

●	Accounts payable shows a $311,000 increase for the current nine-month period ended January 31, 2021 compared to a $16,000 increase for the prior nine-month period. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices, as well asCOVID-19 related personnel constraints at the end of the current reporting period.

●	Accrued expenses increased $54,000 for the current nine-month period compared to no change for the nine-month period ended January 31, 2020. The difference in the amounts is primarily due to timing of payroll periods ending.

●	Income tax payable increased $249,000 for the current nine-month period, compared to a decrease in income tax overpayment for the nine-months ended January 31, 2020. The current increase is largely due to having increased sales and income and not having large enough income tax estimates.

Investing

●	As for our investment activities, the Company spent approximately $426,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, where there was activity of $468,000.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2021 the buy/sell activity in the investment accounts was high. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2021 was $440,000 compared to $640,000 spent in the prior nine-month period. The Company continues to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine-month period ended January 31, 2021, the Company purchased $28,000 worth of treasury stock. This is in comparison to $71,000 spent in the same nine months period the prior year.

●	The company paid out dividends of $1,892,000 during the nine months ending January 31, 2021. These dividends were paid during the second quarter. The company declared a dividend of $0.42 per share of common stock on September 30, 2020 and these dividends were paid by October 31, 2020. As for the prior year numbers, dividends paid was $1,802,000 for the nine months ending January 31, 2020. A dividend of $0.40 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	January 31, 2021	January 31, 2020
Working capital (current assets – current liabilities)	$43,984,000	$35,119,000
Current ratio (current assets / current liabilities)	14.430	16.831
Quick ratio ((cash + investments + AR) / current liabilities)	12.567	14.597

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2021. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30, 2020, management identified the following material weakness in our internal control over financial reporting:

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

A Controller was hired by the Company in September 2020. Training is currently happening to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until further sufficient training has been completed for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting. To mitigate the effects of the material weakness identified in our annual report, the Company contracted with an outside CPA to perform a secondary review of our quarterly report filed on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2021.

Period	Number of shares repurchased
November 1, 2020 – November 30, 2020	550
December 1, 2020 – December 31, 2020	1,000
January 1, 2021 – January 31, 2021	1,200

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

George Risk Industries, Inc.
(Registrant)

Date	March 17, 2021	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

