Form 10-K
period 2021-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2021-08-12
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value, as of August 6, 2021, of the common stock (based on the average of the bid and asked prices of the shares on the OTCM of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $25,469,000.

The number of outstanding shares of the common stock as of August 6, 2021 was 4,946,456.

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

George Risk Industries, Inc. (GRI or the Company) was incorporated in 1967 in Colorado. The Company is presently engaged in the design, manufacture, and sale of custom computer keyboards, proximity switches, security alarm components and systems, pool access alarms, EZ Duct wire covers, water sensors, electronic switching devices, high security switches and wire and cable installation tools.

Products, Market, and Distribution

The Company designs, manufactures, and sells computer keyboards, proximity switches, security alarm components and systems, pool access alarms, water sensors, electronic switching devices, high security switches, and wire and cable installation tools. The Security sales division, which concentrates on selling products for security purposes, comprises of approximately 95 percent of net revenues and are sold through distributors and alarm dealers/installers.

The security segment has approximately 1,000 current customers. One of the distributors, Ademco, Inc. (previously known as ADI), accounts for approximately 41 percent of the Company’s sales of these products. Anixter, Inc. accounts for another 18.2 percent of the security segment of the Company sales. Loss of these distributors would be significant to the Company. However, both companies have purchased from the Company for many years and are expected to continue. Also, the Company has a written agreement with Ademco. This agreement was signed in February 2011 and was initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

The keyboard and proximity switch segment has approximately 700 customers. These products are primarily sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

Competition

The Company has intense competition in the keyboard/proximity and security/burglar alarm lines.

The security/burglar alarm segment has approximately seven major competitors. The Company competes well based on price, product design, quality, customization and having products made in the USA.

The competitors in the keyboard/proximity segment are larger companies with automated production facilities. GRI has emphasized small custom order sales that many of its competitors decline or discourage.

Research and Development

The Company performs research and development for its customers when needed and requested. Costs in connection with such product development have been borne by the customers. Costs associated with the development of new products are expensed as incurred. The Company also does R&D for itself to help in the development of new products.

Employees

GRI has approximately 195 employees.

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

The Company also owns a building in Gering, NE that is 7,200-sq. ft. in size. This is used for manufacturing. Currently, there are 40 employees at the Gering site.

Item 3	Legal Proceedings

None.

Item 4	Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholders’ Matter

Principal Market

The Company’s Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information

2021 Fiscal Year	High	Low
May 1—July 31	8.90	7.16
August 1—October 31	11.00	8.02
November 1—January 31	11.25	9.80
February 1—April 30	13.60	10.75

2020 Fiscal Year	High	Low
May 1—July 31	8.60	8.06
August 1—October 31	9.25	7.92
November 1—January 31	10.80	8.80
February 1—April 30	10.55	7.01

On September 30, 2020, a dividend of $.42 per common share was declared for the fiscal year ended April 30, 2021.

For the prior fiscal year, a dividend of $.40 per common share was declared on September 30, 2019.

The number of holders of record of the Company’s Class A Common Stock as of April 30, 2020, was approximately 1,119.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the Company’s common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2021 Fiscal Year	Number of shares repurchased
May 1—July 31	-0-
August 1—October 31	75
November 1—January 31	2,750
February 1—April 30	633

2020 Fiscal Year	Number of shares repurchased
May 1—July 31	6,300
August 1—October 31	200
November 1—January 31	1,850
February 1—April 30	333

There are still approximately 242,000 shares available to be repurchased under the current resolution.

Item 6	Selected Financial Data

Not Applicable

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

George Risk Industries, Inc. (GRI) (the “Company”) is a diversified manufacturer of electronic components, encompassing the security industry’s widest variety of door and window contact switches, environmental products, wire and cable installation tools, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 11.9% of revenues for fiscal year 2021 and 12.5% for 2020.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The Company has substantial marketable securities holdings and these holdings have a material impact on the financial results. For the fiscal year ending April 30, 2021, the percentage of other income (expense) was a gain of 63.27% of income before income taxes. In comparison, the percentage of other income (expense) was a loss of 39.96% of the income before income taxes for the year ending April 30, 2020. Management’s philosophy behind having holdings in marketable securities is to keep the money working and gaining interest on the cash that is not needed to be put back into the business. Over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

Management is always open to the possibility of acquiring a business that would complement our existing operations, which is exactly what took place in October 2017 when the Company purchased substantially all of the assets from Labor Saving Devices, Inc. (“LSDI”) and Roy Bowling (“Bowling”).

There are no known seasonal trends with any of GRI’s products, since the Company mostly sells to distributors and original equipment manufacturers (OEMs). The products are tied to the housing industry and will fluctuate with building trends.

Liquidity and Capital Resources

Operating

Net cash increased by $868,000 during the year ended April 30, 2021 compared to an increase of $1,585,000 during the year ended April 30, 2020. Accounts receivable increased by $850,000 during the current year while showing a $266,000 increase in the prior year. The current larger increase in cash flow from accounts receivable is the result of increased sales. At April 30, 2021, 77.93% of receivables were less than 60 days and 3.76% were over 90 days. In comparison, 74.75% of the receivables were considered current (less than 60 days) and 5.70% of the total were over 90 days past due for the prior year during the same period.

Inventories increased by $557,000 in fiscal year ended April 30, 2021, while the prior year showed an increase of $567,000 at year end. The current year increase is a result of having more raw materials on hand since sales have increased. Finished goods have also increased with the introduction of a new product, the high security switch. We expect these to be sold soon.

Prepaid expenses increased by $67,000 while they increased $137,000 in the current and prior year, respectively. The smaller increase in the current year is due to having less prepayments of raw materials than at year-end last year and not having to renew multi-year subscriptions in the current year.

For the year ended April 30, 2021, accounts payable increased by $291,000 as compared to a decrease of $19,000 for the same period the year before. The change in cash with regards to accounts payable is largely based on timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses decreased $91,000 for the year ended April 30, 2021, due to having a few less days of accrued payroll compared to the prior year.

Income tax payable increased by $137,000 for the year ended April 30, 2021, compared to a $203,000 decrease in income tax overpayment for the year ended April 30,2020. The current increase is largely due to having increased sales and income before tax and not making enough income tax estimates.

Investing

As for investment activities, $517,000 was spent on purchases of property and equipment during the current fiscal year, compared to $731,000 during the year ended April 30, 2020. These capitalized costs mainly consisted of purchases machinery and equipment and making capital improvements. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2021 was $506,000 versus the $831,000 spent for the corresponding period last year. Conversely, net proceeds from the sale of marketable securities were $21,000 and $776,000 at April 30, 2021 and 2020, respectively. The Company uses “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

Financing

Cash used in financing activities consists of two items. First, for the year ended April 30, 2021, $1,891,000 was spent on the payment of dividends. The Company declared a dividend of $0.42 per share of common stock on September 30, 2020 for the current fiscal year, while a $0.40 per share of common stock dividend was declared on September 30, 2019 and issued in the prior fiscal year. Secondly, the Company continues to purchase back its Class A common stock when the opportunity arises. For the year ended April 30, 2021, the Company purchased $35,000 of treasury stock and $74,000 was bought back for the year ended April 30, 2020. The Company has been actively searching for stockholders that have been “lost” over the years. The payment of dividends over the last fifteen fiscal years has also prompted many stockholders and/or their relatives and descendants to sell back their stock to the Company.

At April 30, 2021, working capital increased 28.58% in comparison to the previous fiscal year. The Company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The Company’s quick ratio increased to 16.856 for the year ended April 30, 2021 compared to 11.623 for the year ended April 30, 2020.

Results of Operations

GRI completed the fiscal year ending April 30, 2021 with a net profit of 58.48% of net sales. Net sales were at $18,505,000, up 24.96% over the previous fiscal year. The increase in sales is a result of continued growth within our product lines and having a major competitor close its door at the end of calendar year 2019. Cost of goods sold was 49.59% of net sales for the year ended April 30, 2021 and 50.00% for the same period last year. Management’s goal is to keep the cost of goods sold percentage of less than 50% and has been able to stay right at that goal for the current fiscal year. This has been achieved by continuing to be as efficient as possible since wages and other expenses continue to increase to stay competitive with the workforce. Management also avoided having to increase prices during the fiscal year ended April 30, 2021. Our last global price increase was in January 2020.

Operating expenses were 21.74% of net sales for the year ended April 30, 2021 as compared to 24.82% for the corresponding period last year. Management’s goal is to keep the operating expenses around 30% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2021 was at $5,306,000, which is a 42.25% increase from the corresponding period last year, which had income from operations of $3,730,000.

Other income and expense results for the fiscal year ended April 30, 2021 produced a gain of $9,140,000. This is in comparison to a loss of $(1,065,000) for the fiscal year ended April 30, 2020. Dividend and interest income was $757,000, which is down 18.67% over the prior year. Dividend and interest income at April 30, 2020 was $931,000. Investments in marketable securities are presented at fair value and an unrealized gain or loss is recorded within the statements of operations, a non-cash entry, at each period beginning May 1, 2018 and previously recorded unrealized gain or loss in other comprehensive income (loss). As a result, an unrealized gain of $7,007,000 was recorded for the fiscal year ended April 30, 2021 and an unrealized loss of $(1,619,000) was recorded for the prior year ended April 30, 2020. Net gain on the sale of investments for the current fiscal year was $363,000, which is a 194.53% increase over the prior year. Net loss on the sale of investments for the fiscal year ending April 30, 2020 was $(384,000).

Net income for the year ended April 30, 2021 was $10,822,000, which is up 414.35% from the prior year, which produced net income of $2,104,000. Basic and diluted earnings per common share (EPS) for the year ended April 30, 2021 was $2.19 and $2.18 per share, respectively. Basic and diluted earnings per common share (EPS) for the year ended April 30, 2020 was $0.42 per share.

Management is hopeful that sales will continue to increase for the fiscal year ending April 30, 2022. With the purchase of the assets from Labor Saving Devices, Inc., the Company has seen an overall increase in sales, and we have also seen growth in our existing product lines as well with a major competitor going out of business at the end of 2019. Because of this closure, we have seen our orders increase and we are still adjusting to grow to fulfill these orders. Our Security sales division, which is our largest sales generator, is directly tied to the housing industry and we normally experience the same fluctuations. We are always researching and developing new products that will help our sales increase. While only a few new or improved products were successfully launched in fiscal year 2021, we are confident that more new products will be released soon, and we are searching for products that complement our current offerings. Management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Due to the Company’s strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing techniques and established customers to deliver new products and increase sales and profits.

New product development

The GRI Engineering department continues to develop enhancements to our existing products as well as to develop new products that will continue to secure our position in the industry.

Explosion proof contacts that will be UL listed for hazardous locations are in development. There has been demand from our customers for this type of high security magnetic reed switch.

An updated version of the pool access alarm (PAA) has met electrical listing testing (ETL) approval and production has started. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options will be available through jumper pin settings.

We are currently redesigning our glass break detector switch and water shutoff system to include a brass valve.

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

Marketable securities—The Company has investments in publicly traded equity securities, state and municipal debt securities, and real-estate investment trusts (REITs). The investments in securities are reported at fair value. The Company uses the average cost method to determine the cost of securities sold and any unrealized gains or losses on equity securities are reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

In accordance with the Generally Accepted Accounting Principles in the United States (US GAAP), the Company evaluates all marketable securities for other-than temporary declines in fair value. When the cost basis exceeds the fair market value for approximately one year, management evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized loss position. When it is determined that a security will likely remain impaired, a recognized loss is booked and the investment is written down to its new fair value. The investments are periodically evaluated to determine if impairment changes are required.

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

Related Party Transactions — The Company purchased a building in November 2019 that was previously leased from Bonita Risk, thus terminating the lease during the fiscal year ended April 30, 2020. Bonita Risk is a director and an employee of the Company and is the majority holder of George Risk Industries, Inc. stock. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This lease required a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement was $0 during the fiscal year ended April 30, 2021 and $7,675 for the fiscal year ended April 30, 2020.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. Year end balances of accounts held at this bank are $6,885,000 for the year ended April 30, 2021 and $5,167,000 for the year ended April 30, 2020. The Company also received interest income from FirsTier Bank in the amount of approximately $54,800 for the fiscal year ended April 30, 2021 and approximately $74,600 was received for the fiscal year ended April 30, 2020.

Item 8	Financial Statements

Index to Financial Statements

George Risk Industries, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

George Risk Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of George Risk Industries, Inc. (the Company) as of April 30, 2021 and 2020, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2021, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter - Revenue Recognition – Refer to Note 1 of the Financial Statements

Critical Audit Matter Description

The Company primarily generates revenue through non-complex sales transactions that require limited judgement. However, there are instances in which revenue contracts contain complexities that are subject to critical judgment around when the performance obligation is satisfied. These specific elements of revenue are variable considerations and returns and allowances.

Consideration in contracts with customers is variable due to anticipated reductions such as discounts, rebates and allowances. Accordingly, revenues are recorded net of estimated variable consideration and returns and allowances, based on known or expected adjustments.

This matter was considered a critical audit matter as there is a high degree of auditor effort in performing procedures and evaluating audit evidence related to contractual terms in customer arrangements to determine the amount of consideration.

How the Critical Audit Matter Was Addressed in the Audit

Our principal procedures related to the Company’s revenue recognition for these specific elements are the following:

-	We evaluated management’s significant accounting policies related to various elements of revenue recognition.
-	We performed analytical procedures to test the reasonableness of recorded balances.
-	For a sample of transactions, we inspected source documents, including customer contracts or purchase orders, third-party shipping information, invoices, and relevant communication.
-	Evaluated contractual terms in customer arrangements that impact management determination of the variable consideration related to the products and related recognition of revenue on a sample basis.

Critical Audit Matter – Valuation of Investments – Refer to Note 1 and Note 3 of the Financial Statements

Critical Audit Matter Description

The Company has investments in publicly traded equity securities, state and municipal debt securities, REITS, and money markets and they are recorded at fair value. Some of these investments are Level 2 investments and can be hard to value. In addition, as the securities held at fair value, management must assess securities that are in a significant unrealized loss position for other than temporary impairment. For these securities, management must make difficult and subjective judgements about the ability of the issuer to be able to meet its obligations under terms of the security. These judgements can have a significant impact on the Company’s reported earnings if they should prove to be significantly inaccurate.

How the Critical Audit Matter Was Addressed in the Audit

Our principal procedures related to the Company’s process for debt securities valuations as well as the process for equity securities other than temporary impairment evaluation included:

-	We evaluated management’s significant accounting policies related to the identification of other than temporary impairment.
-	Valuation specialists, with specialized skills and knowledge, were involved in the assessment of the fair values for a sample of Level 2 investments.
-	We performed testing over a sample of securities to determine if conclusions reached by management regarding other than temporary impairment were appropriate.

We have served as the Company’s auditor since 1992.
Littleton, Colorado
August 11, 2021

George Risk Industries, Inc.

Balance Sheets

As of April 30, 2021 and 2020

	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$7,326,000	$6,458,000
Investments and securities	33,337,000	25,322,000
Accounts receivable:
Trade, net of $9,947 and $7,306 doubtful account allowance for 2021 and 2020, respectively	3,812,000	2,964,000
Other	16,000	18,000
Income tax overpayment	—	56,000
Inventories, net	5,622,000	5,103,000
Prepaid expenses	405,000	516,000
Total Current Assets	50,518,000	40,437,000

Property and Equipment, at cost, net	1,704,000	1,465,000

Other Assets
Investment in Limited Land Partnership, at cost	320,000	320,000
Projects in process	200,000	21,000
Other	—	2,000
Total Other Assets	520,000	343,000

Intangible Assets, net	1,394,000	1,517,000

TOTAL ASSETS	$54,136,000	$43,762,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Balance Sheets (Continued)

As of April 30, 2021 and 2020

	2021	2020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$477,000	$187,000
Dividends payable	2,080,000	1,892,000
Accrued expenses:
Payroll and related expenses	359,000	450,000
Income tax payable	81,000	—
Notes payable	—	950,000
Total Current Liabilities	2,997,000	3,479,000

Long-Term Liabilities
Deferred income taxes	2,735,000	699,000
Total Long-Term Liabilities	2,735,000	699,000

Total Liabilities	5,732,000	4,178,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income (loss)	108,000	(4,000)
Retained earnings	49,749,000	41,006,000
Less: treasury stock, 3,556,412 and 3,552,954 shares, at cost	(4,336,000)	(4,301,000)
Total Stockholders’ Equity	48,404,000	39,584,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$54,136,000	$43,762,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Income Statements

For the years ended April 30, 2021 and 2020

	Year ended	Year ended
	April 30, 2021	April 30, 2020

Net Sales	$18,505,000	$14,809,000
Less: Cost of Goods Sold	(9,176,000)	(7,404,000)
Gross Profit	9,329,000	7,405,000

Operating Expenses:
General and Administrative	1,443,000	1,304,000
Selling	2,479,000	2,278,000
Engineering	101,000	86,000
Rent Paid to Related Parties	—	7,000
Total Operating Expenses	4,023,000	3,675,000

Income From Operations	5,306,000	3,730,000

Other Income (Expense)
Other Income	1,009,000	3,000
Interest Expense	—	(1,000)
Dividend and Interest Income	757,000	931,000
Unrealized Gain (Loss) on Equity Securities	7,007,000	(1,619,000)
Gain (Loss) on Sale of Investment	363,000	(384,000)
Gain (Loss) on Sale of Assets	4,000	5,000
Total Other Income (Expense)	9,140,000	(1,065,000)

Income Before Provisions for Income Taxes	14,446,000	2,665,000

Provisions for Income Taxes
Current Expense	1,636,000	1,056,000
Deferred tax (benefit) expense	1,988,000	(498,000)
Total Income Tax Expense	3,624,000	561,000

Net Income	$10,822,000	$2,104,000

Earnings Per Share of Common Stock
Basic	$2.19	$0.42
Diluted	$2.18	$0.42

Weighted Average Number of Common Shares Outstanding (Basic)	4,948,710	4,952,277
Weighted Average Number of Common Shares Outstanding (Diluted)	4,969,210	4,972,777

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2021 and 2020

	Year ended	Year ended
	April 30, 2021	April 30, 2020

Net Income	$10,822,000	$2,104,000

Other Comprehensive Income (Loss), Net of Tax
Unrealized gain (loss) on debt securities:
Unrealized holding gains (losses) arising during period	160,000	(24,000)
Income tax (expense) benefit related to other comprehensive income	(48,000)	6,000
Other Comprehensive Income (Loss)	112,000	(18,000)

Comprehensive Income	$10,934,000	$2,086,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2021 and 2020

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2019	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.40 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2020	4,100	99,000	8,502,881	850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.42 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2021	4,100	$99,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2021 and 2020

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income (Loss)	Earnings	Total
$1,934,000	3,544,271	$(4,227,000)	$14,000	$40,883,000	$39,553,000

—	8,683	(74,000)	—	—	(74,000)

—	—	—	—	(1,981,000)	(1,981,000)

—	—	—	(18,000)	—	(18,000)

—	—	—	—	2,104,000	2,104,000

1,934,000	3,552,954	(4,301,000)	(4,000)	41,006,000	39,584,000

—	3,458	(35,000)	—	—	(35,000)

—	—	—	—	(2,079,000)	(2,079,000)

—	—	—	112,000	—	112,000

—	—	—	—	10,822,000	10,822,000

$1,934,000	3,556,412	$(4,336,000)	$108,000	$49,749,000	$48,404,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2021	April 30, 2020

Cash Flows From Operating Activities:
Net Income	$10,822,000	$2,104,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401,000	373,000
Realized (gain) loss on sale of investments	(442,000)	227,000
Impairment on investments	79,000	157,000
Unrealized (gain) loss on equity securities	(7,007,000)	1,619,000
PPP loan forgiven	(950,000)	—
Bad debt expense	3,000	(2,000)
Reserve for obsolete inventory	37,000	47,000
(Gain) loss on sale of assets	(4,000)	(5,000)
Deferred income taxes	1,988,000	(496,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(850,000)	(266,000)
Inventories	(557,000)	(567,000)
Prepaid expenses	(67,000)	(137,000)
Other receivables	2,000	(12,000)
Income tax overpayment	—	203,000
Increase (decrease) in:
Accounts payable	291,000	(19,000)
Accrued expenses	(91,000)	94,000
Income tax payable	137,000	—
Net cash from operating activities	3,792,000	3,320,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	4,000	5,000
(Purchase) of property and equipment	(517,000)	(731,000)
Proceeds from sale of marketable securities	21,000	776,000
(Purchase) of marketable securities	(506,000)	(831,000)
(Purchase) of long-term investment	—	(27,000)
Net cash from investing activities	(998,000)	(808,000)

Cash Flows From Financing Activities:
Proceeds from issuance of new debt	—	950,000
(Purchase) of treasury stock	(35,000)	(74,000)
Dividends paid	(1,891,000)	(1,803,000)
Net cash from financing activities	(1,926,000)	(927,000)

Net Change in Cash and Cash Equivalents	868,000	1,585,000

Cash and Cash Equivalents, beginning of year	6,458,000	4,873,000

Cash and Cash Equivalents, end of year	$7,326,000	$6,458,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$1,540,000	$1,277,000
Interest expense	—	1,000

Cash receipts for:
Income taxes	$52,000	$433,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Notes to Financial Statements

April 30, 2021

1.	Nature of Business and Summary of Significant Accounting Policies

George Risk Industries, Inc. (GRI or the Company) was incorporated in 1967 in Colorado. The Company is presently engaged in the design, manufacture, and sale of custom computer keyboards, proximity switches, security alarm components and systems, pool access alarms, EZ Duct wire covers, water sensors, electronic switching devices, high security switches, and wire and cable installation tools.

Nature of Business — The Company is engaged in the design, manufacture, and marketing of custom computer keyboards, proximity sensors, security alarm components, pool access alarms, liquid detection sensors, raceway wire covers, wire and cable installation tools and various other sensors and devices.

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

The Company records an allowance for doubtful accounts based on an analysis of specifically identified customer balances. The Company has a limited number of customers with individually substantial amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off. The Company has recorded an allowance for doubtful accounts of $9,947 for the year ended April 30, 2021 and $7,306 for the year ended April 30, 2020. For the fiscal year ended April 30, 2021, bad debt expense was $1,828. For the fiscal year ended April 30, 2020, bad debt recovery was $156.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Property and Equipment — Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

Classification	Useful Life in Years	2021 Cost	2020 Cost
Dies, jigs, and molds	3–7	$1,844,000	$1,826,000
Machinery and equipment	5–10	2,064,000	1,797,000
Furniture and fixtures	5–10	196,000	143,000
Improvements	5–32	361,000	266,000
Buildings	20–39	1,151,000	1,151,000
Automotive	3–5	110,000	110,000
Software	2–5	425,000	425,000
Land	N/A	80,000	80,000
Total		6,231,000	5,798,000
Accumulated depreciation		(4,527,000)	(4,333,000)
Property and equipment, net		$1,704,000	$1,465,000

Depreciation expense of $278,000 and $250,000 was charged to operations for the years ended April 30, 2021 and 2020, respectively.

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

Intangible Assets — Intangible assets are amortized on a straight-line basis over their estimated useful lives, unless it is determined their lives to be indefinite. The two intangible assets currently being amortized are (1) a non-compete agreement with a useful live of 5 years and (2) intellectual property with a useful live of 15 years. As of April 30, 2021, the Company had $1,394,000 of net intangible asset costs, while the net intangible assets costs at April 30, 2020 were $1,517,000. Amortization expense was $123,000 for the years ended April 30, 2021 and 2020, respectively.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

As of April 30, 2021, future amortization of intangible assets is expected as follows:

Fiscal year end	Amortization amount
2022	$123,000
2023	$122,000
2024	$121,000
2025	$121,000
2026	$121,000
Thereafter	$786,000
$1,394,000

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

Advertising — Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $67,000 and $174,000 for the years ended April 30, 2021 and 2020, respectively.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. Tax years open for examination by taxing authorities are 2017, 2018, and 2019. Interest and penalties accrued on uncertain tax positions are recorded as income tax expense.

It has been determined that the Company does not have uncertain tax positions on its tax returns for the years 2020, 2019, and prior. Based on evaluation of the 2020 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

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

Investments — The accounting policies for the Company’s principal investments are as follows: Debt Securities and Equity Securities: Effective May 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). As a result, the Company measures its equity securities at fair value and recognizes any changes in fair value in net income. Prior to adoption, equity securities were designated as available-for-sale and reported at fair value with unrealized capital gains (losses) recorded in Accumulated other comprehensive income (loss) (“AOCI”). The Company’s debt securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in deferred income taxes. Purchases and sales of debt securities and equity securities are recorded on the trade date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out (“FIFO”) basis.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Variable Consideration — The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Certain customers may receive cash and/or non-cash incentives such as cash rebates, customer discounts (such as volume or trade discounts), which are accounted for as variable consideration. In some cases, the Company must apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

Product Returns — In the normal course of business, the Company may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues with offsetting entries recorded in the balance sheet quarterly based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive.

Product Warranties — In the normal course of business, the Company offers warranties for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific product and markets in which the products were sold. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience.

Shipping and Handling Costs — The Company considers all shipping and handling to be fulfillment activities and not a separate performance obligation. Shipping and handling costs are recorded as cost of sales.

Research and Development Costs — Generally, costs related to the research, design, and development of products are charged to engineering expense as incurred. Certain research and development costs are recognized under assets in the balance sheet.

Comprehensive Income — US GAAP requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

Segment Reporting and Related Information — The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2021, the Company operated in three segments organized by security line products, cable and wiring tools (Labor Saving Devices - LSDI) products, and all other products. See Note 9 for further segment information disclosures.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements — In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update with amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe this new guidance will have a material impact on its financial statements and will implement the disclosures related to this update beginning in 2023.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Subsequent Events – Management has evaluated all events or transactions that occurred after April 30, 2021 through August 11, 2021, the report date of the financial statements. During this period, the Company did not have any material recognizable subsequent events.

2.	Inventories

Inventories at April 30, 2021 and 2020, consisted of the following:

	2021	2020
Raw materials	$4,399,000	$4,233,000
Work in process	457,000	402,000
Finished goods	768,000	606,000
Inventory in transit	173,000	—
	5,797,000	5,241,000
Less: allowance for obsolete inventory	(175,000)	(138,000)
Inventories, net	$5,622,000	$5,103,000

3.	Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, REITs, and money markets and they are recorded at fair value. The investments in debt securities, which include municipal bonds and bond funds, mature between August 2021 and January 2044. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Dividend and interest income are reported as earned.

As of April 30, 2021 and 2020, investments consisted of the following:

Investments at		Gross	Gross
April 30, 2021	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$5,854,000	$198,000	$(43,000)	$6,009,000
REITs	$131,000	$11,000	$(5,000)	$137,000
Equity securities	$17,199,000	$9,294,000	$(74,000)	$26,419,000
Money Markets and CDs	$772,000	$-	$-	$772,000
Total	$23,956,000	$9,503,000	$(122,000)	$33,337,000

Investments at		Gross	Gross
April 30, 2020	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$5,271,000	$80,000	$(89,000)	$5,262,000
Corporate bonds	$26,000	$-	$-	$26,000
REITs	$112,000	$-	$(44,000)	$68,000
Equity securities	$17,119,000	$3,446,000	$(1,180,000)	$19,385,000
Money Markets and CDs	$581,000	$-	$-	$581,000
Total	$23,109,000	$3,526,000	$(1,313,000)	$25,322,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $79,000 for the year ended April 30, 2021 and $157,000 for the year ended April 30, 2020.

The Company’s investments are actively traded in the stock and bond markets. Therefore, there is either a realized gain or loss that is recorded when a sale happens. For the fiscal year ended April 30, 2021 the Company had sales of equity securities which yielded gross realized gains of $666,000 and gross realized losses of $290,000. For the same period, there were not any sales of debt securities for gross realized gains, but sales of debt securities yielded gross realized losses of $13,000. Conversely, the Company recorded gross realized gains on equity securities of $374,000 and gross realized losses of $608,000 for the fiscal year ending April 30, 2020. As for debt securities, gross realized gains were $4,000 and gross realized losses were $154,000 for the fiscal year ending April 30, 2020. The gross realized loss numbers include the impaired figures listed in the previous paragraph. Additionally, proceeds from sales of securities available for sale were $21,000 for the fiscal year ended April 30, 2021 and were $776,000 for the prior fiscal year.

3.	Investments, continued

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2021 and 2020.

Unrealized Loss Breakdown by Investment Type at April 30, 2021

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$390,000	$(6,000)	$365,000	$(37,000)	$755,000	$(43,000)
REITs	$—	$—	$23,000	$(5,000)	$23,000	$(5,000)
Equity securities	$340,000	$(35,000)	$377,000	$(39,000)	$717,000	$(74,000)
Total	$730,000	$(41,000)	$765,000	$(81,000)	$1,495,000	$(122,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2020

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,203,000	$(42,000)	$484,000	$(47,000)	$2,687,000	$(89,000)
REITs	$43,000	$(30,000)	$24,000	$(14,000)	$67,000	$(44,000)
Equity securities	$5,496,000	$(866,000)	$1,651,000	$(314,000)	$7,147,000	$(1,180,000)
Total	$7,742,000	$(938,000)	$2,159,000	$(375,000)	$9,901,000	$(1,313,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2021.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings and does not consider these investments to be other-than-temporarily impaired at April 30, 2021.

4.	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $61,000 and $40,000 were paid in each of the fiscal years ending April 30, 2021 and 2020 respectively.

5.	Stockholders’ Equity

Preferred Stock—Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2021 and 2020.

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

During the fiscal year ended April 30, 2021, the Company purchased 3,458 shares of Class A common stock. This was initiated by stockholders contacting the Company.

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

	April 30, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$10,822,000
Basic EPS	$10,822,000	4,948,710	$2.19
Effect of dilutive Convertible Preferred Stock	–	20,500	(.01)
Diluted EPS	$10,822,000	4,969,210	$2.18

	April 30, 2020
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,104,000
Basic EPS	$2,104,000	4,952,277	$.42
Effect of dilutive Convertible Preferred Stock	–	20,500	–
Diluted EPS	$2,104,000	4,972,777	$.42

7.	Commitments, Contingencies, and Related Party Transactions

The Company leased a building from Bonita Risk until the Company purchased the building from her in November 2019 for $200,000. Bonita Risk is a majority stockholder, a director and employee of the Company. This building contains the Company’s sales and accounting departments, maintenance department, engineering department and some production facilities. This lease required a minimum payment of $1,535 on a month-to-month basis. The total lease expense for this arrangement per year was $0 and $7,675 for the fiscal years ended April 30, 2021 and 2020, respectively.

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day to day banking operations. Year end balances of accounts held at this bank are $6,885,000 for the year ended April 30, 2021 and $5,167,000 for the year ended April 30, 2020. The Company also received interest income from FirsTier Bank in the amount of approximately $54,800 for the year ended April 30, 2021 and $74,600 for the year ended April 30, 2020.

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

The world has been impacted by the spread of the coronavirus (COVID-19) since early 2020. It has created significant economic uncertainty and volatility. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.

The Company has been able to continue to operate through the pandemic. The health and safety of our employees and their families remains our top priority. Therefore, we have implemented many Centers of Disease Control protocols to keep our employees safe while the Company continues to produce products and provide service to our customers. While we are operating in a rapidly changing environment, the Company has experienced delays in receiving raw material supplies in a timely manner.

8.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future income and deductions implicit in the Balance Sheets. The income tax provision for the fiscal year ended April 30, 2021 and 2020 consisted of the following:

Year Ended April 30,	2021	2020
Current:
Federal	$1,203,000	784,000
State	433,000	272,000
Deferred:
Federal	1,449,000	(361,000)
State	539,000	(134,000)
Total income tax provision	$3,624,000	$561,000

Reconciliation of income taxes with Federal and State taxable income:

	2021	2020
Income before income taxes	$14,446,000	$2,665,000
State income tax deduction	(433,000)	(282,000)
Interest and dividend income	(387,000)	(462,000)
Nondeductible expenses and timing differences	(7,763,000)	1,875,000
Taxable income	$5,863,000	$3,796,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

	2021	2020
Income tax provision at statutory rate	$4,162,000	$768,000
Increase (decrease) income taxes resulting from:
State income taxes	(125,000)	(81,000)
Interest and dividend income	(112,000)	(133,000)
Deferred taxes	1,988,000	(495,000)
Other temporary and permanent differences	(2,289,000)	502,000
Income tax expense	$3,624,000	$561,000

Federal tax rate	21.00%	21.00%
State tax rate	7.81%	7.81%
Blended statutory rate	28.81%	28.81%

Deferred tax assets (liabilities) consist of the following components at April 30, 2021 and 2020:

	2021	2020
Deferred tax assets (liabilities):
Depreciation	$(124,000)	$(136,000)
Inventory valuation	50,000	40,000
Allowance for doubtful accounts	3,000	2,000
Accrued vacation	38,000	32,000
Accumulated unrealized (gain)/loss on investments	(2,702,000)	(637,000)
Net deferred tax assets (liabilities)	$(2,735,000)	$(699,000)

Federal tax rate	21.00%	21.00%
State tax rate	7.81%	7.81%
Blended statutory rate	28.81%	28.81%

9.	Business Segments

The following is financial information relating to industry segments:

	Quarter ended	Year ended	Year ended
	April 30,	April 30,	April 30,
	2021	2021	2020
	(Unaudited)
Net revenue:
Security alarm products	$4,370,000	$15,650,000	$12,021,000
Cable & wiring tools	639,000	2,237,000	2,141,000
Other products	169,000	618,000	647,000
Total net revenue	$5,178,000	$18,505,000	$14,809,000

Income from operations:
Security alarm products	1,302,000	4,487,000	3,186,000
Cable & wiring tools	186,000	642,000	387,000
Other products	52,000	177,000	157,000
Total income from operations	$1,540,000	$5,306,000	$3,730,000

Depreciation and amortization:
Security alarm products	40,000	139,000	121,000
Cable & wiring tools	31,000	123,000	123,000
Other products	15,000	61,000	64,000
Corporate general	18,000	78,000	65,000
Total depreciation and amortization	$104,000	$401,000	$373,000

Capital expenditures:
Security alarm products	27,000	275,000	359,000
Cable & wiring tools	—	—	—
Other products	129,000	242,000	18,000
Corporate general	—	—	354,000
Total capital expenditures	$156,000	$517,000	$731,000

	April 30, 2021	April 30, 2020
Identifiable assets:
Security alarm products	8,955,000	7,150,000
Cable & wiring tools	2,534,000	2,684,000
Other products	667,000	724,000
Corporate general	41,980,000	33,204,000
Total assets	$54,136,000	$43,762,000

10.	Concentrations

The Company maintains the majority of its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2021 and 2020, the Company had uninsured balances of $6,773,000, and $4,940,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

Management also has cash funds with Wells Fargo Bank with uninsured balances of $190,000 and $1,041,000 for the years ending April 30, 2021 and 2020, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

The Company has sales to a security alarm distributor representing 40% of total sales for the year ended April 30, 2021 and 40% of total sales for the year ended April 30, 2020. This distributor accounted for 55% and 54% of accounts receivable at April 30, 2021 and 2020, respectively.

Security switch sales made up 85% of total sales for the fiscal year ended April 30, 2021 and 81% of total sales for the fiscal year ended April 30, 2020.

11.	Fair Value Measurements

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The fair value of our investments is determined utilizing market-based information. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

11.	Fair Value Measurements, continued

Investments and Marketable Securities

As of April 30, 2021, The Company’s investments consisted of money markets, publicly traded equity securities, REITs as well as certain state and municipal bonds. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds and REITs; the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$6,009,000	—	$6,009,000
REITs	—	$137,000	—	$137,000
Equity Securities	$26,419,000	—	—	$26,419,000
Money Markets and CDs	$772,000	—	—	$772,000
Total fair value of assets measured on a recurring basis	$27,191,000	$6,146,000	—	$33,337,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$5,262,000	—	$5,262,000
Corporate Bonds	$26,000	—	—	$26,000
REITs	—	$68,000	—	$68,000
Equity Securities	$19,385,000	—	—	$19,385,000
Money Markets and CDs	$581,000	—	—	$581,000
Total fair value of assets measured on a recurring basis	$19,992,000	$5,330,000	—	$25,322,000

12. Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds of approximately $950,000 (the “PPP Loan”) from FirsTier Bank, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated April 15, 2020 issued to the Company, matures on April 15, 2022 and bears interest at a rate of 1% per annum. The Company used the proceeds of the PPP Loan for qualifying expenses. On December 3, 2020, the Company received notice from the lender that the entire amount of the PPP loan was forgiven. In January 2021 it was determined that PPP loan forgiveness was not taxable. The loan forgiveness amount is included in the “Other” line of the Other Income (Expense) section of the income statement.

Item 9 Disagreements on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A Controls and Procedures

Evaluation of disclosure controls and procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2021 our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective for the years ended of April 30, 2021 and 2020, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weakness in internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of duties for proper internal controls and financial reporting, particularly as it relates to financial reporting to assure material disclosures or implementation of newly issued accounting standards are included. A secondary review over annual and quarterly filings does occur with an outside party. Due to the departure of the Controller, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. We do not believe we have met the full requirement for separation of duties for financial reporting purposes.

Because of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of April 30, 2021 and 2020, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 9B Other Information

None.

Part III

Item 10 Directors and Executive Officers of the Registrant

(a & b) Identification of Directors and Executive Officers

All the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2021, is furnished with respect to each director and executive officer:

Name	Principal Occupation or Employment	Age	Director or Officer Since
Stephanie M. Risk-McElroy	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	49	August 8,1999
Sharon Westby	Secretary/Treasurer	69	June 16, 2006
Donna Debowey	Director, retired GRI plant manager	83	July 12, 2005
Joel H. Wiens	Director, FirsTier Banks	91	September 6, 2007
Bonita P. Risk	Director, Stock Transfer Agent at GRI	71	March 15, 2013
Jerry Knutsen	Director, retired business owner	78	August 29, 2016

The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2021:

Name	Director’s Fees Paid	Stock Awards	Option Awards	Non-equity incentive plan compen-sation	Non-qualified deferred compensation earnings	Total
Stephanie Risk-McElroy (1)	—	—	—	—	—	—
Sharon Westby (1)	—	—	—	—	—	—
Donna Debowey (2)	$200	—	—	—	—	$200
Joel H. Wiens (2)	$200	—	—	—	—	$200
Bonita P. Risk (1)	—	—	—	—	—	—
Jerry Knutsen	$200	—	—	—	—	$200

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

(e) Business Experience of Directors and Executive Officers

Stephanie Risk-McElroy, Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, has over twenty-seven years of experience in the accounting field. Ms. Risk-McElroy graduated from Hastings College with a degree in Accounting. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner’s Auto Korner in Hastings, NE. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO. Upon the death of her father, Ken R. Risk, in February 2013, she was appointed to the position of Chairman of the Board and Chief Executive Officer.

Ms. Risk-McElroy serves on the Board of Directors of GRI, as a direct link to the financial condition of the Company. She and her staff oversee all the accounting obligations of the Company. She has knowledge and experience in business outside of the Company that makes her an asset to the Board. And as President of the Company, she oversees all of the day-to-day operations as well.

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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2021 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11 Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the Company to executive officers for services rendered in all capacities during each of the Company’s fiscal years ended April 30, 2021 and 2020.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Bonita Risk, Director, Shareholder, Employee	2021	$41,000	$—	—	—	—	—	$128,000	$169,000
	2020	$39,000	$—	—	—	—	—	$107,000	$146,000

Stephanie Risk-McElroy,	2021	$105,000	$—	—	—	—	—	$42,000	$147,000
CEO/CFO, Director, Shareholder	2020	$91,000	$—	—	—	—	—	$35,000	$126,000

Scott McMurray, Director of Sales	2021	$54,000	$—	—	—	—	—	$75,000	$129,000
	2020	$33,000	$—	—	—	—	—	$73,000	$106,000

Bonita Risk, Stephanie Risk-McElroy, and Scott McMurray receive a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2021 and 2020.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2021, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 4,946,469 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2021. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)	% of Class of Stock Outstanding (3)
Executive Officers and Directors:
Bonita Risk – Director	2,947,128	59.58%
The above director has beneficial ownership over the Kenneth Risk Trust that owns 2,187,056 shares, Bonita Risk Family Irrevocable Trust that owns 732,470 shares, and 27,602 shares owned personally. As a result, combined, they have voting and shared dispositive control.

Stephanie M. Risk-McElroy Chairman, CEO, & CFO	1,775	Less than 1%
Donna Debowey – Director	500	Less than 1%
Daniel Douglas – Vice President, Materials	250	Less than 1%

All Officers and Directors as a group	2,949,653	59.63%

(1)	Unless otherwise indicated, the address of the named beneficial owner is George Risk Industries, Inc., 802 S. Elm St., Kimball, NE 69145.

(2)	Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3)	Based on the net shares outstanding as of April 30, 2021. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,556,412).

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13 Certain Relationships and Related Party Transactions

During each of three years ended April 30, 2021, 2020, and 2019, the Company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party	2021	2020	2019
Rent
Bonita Risk, Director	$—	7,675	18,420
Bank Balances
Joel Wiens, Director	$6,885,460	$5,166,878	$4,224,231

Interest Income
Joel Wiens, Director	$54,761	$74,593	$63,437

Item 14 Principal Accountant Fees and Services

1) Audit Fees

For each of the last two fiscal years the Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

FYE 2021	$59,610	Haynie & Company
	$219	CFO Systems, LLC
	$506	Carey Schroeder

FYE 2020	$47,500	Haynie & Company
	$1,575	CFO Systems, LLC

2) Audit-Related Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the Company’s employee benefit plan. The amounts are listed below:

FYE 2021	$7,200	Haynie & Company

FYE 2020	$7,000	Haynie & Company

3) Tax Fees

The Company incurred aggregate fees or expenses for professional services rendered by tax accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

FYE 2021	$3,795	Haynie & Company
	$4,890	Tax Resources Group, Inc.

FYE 2020	$3,795	Haynie & Company
	$4,095	Tax Resources Group, Inc.

4) All Other Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for restatement of some of the Company’s 10-Qs and 10-K. The amounts are listed below:

FYE 2021	$8,250	Haynie & Company
	$6,825	CFO Systems, LLC

FYE 2020	$9,100	Haynie & Company
	$16,013	CFO Systems, LLC

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

/s/ STEPHANIE M. RISK-MCELROY	August 11, 2021
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ STEPHANIE M. RISK-MCELROY	August 11, 2021
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

/s/ DONNA DEBOWEY	August 11, 2021
DONNA DEBOWEY Director	Date

/s/ JOEL H. WIENS	August 11, 2021
JOEL H. WIENS Director	Date

/s/ BONITA P. RISK	August 11, 2021
BONITA P. RISK Director	Date

/s/ JERRY KNUTSEN	August 11, 2021
JERRY KNUTSEN Director	Date

