Form 10-Q
period 2021-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2021-09-20
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 17, 2021 was 4,946,456.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

The unaudited financial statements for the three-month period ended July 31, 2021 are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	July 31, 2021	April 30, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,331,000	$7,326,000
Investments and securities, at fair value	34,085,000	33,337,000
Accounts receivable:
Trade, net of $15,622 and $9,947 doubtful account allowance	3,652,000	3,812,000
Other	13,000	16,000
Inventories, net	6,166,000	5,622,000
Prepaid expenses	554,000	405,000
Total Current Assets	52,801,000	50,518,000

Property and Equipment, net, at cost	1,668,000	1,704,000

Other Assets
Investment in Limited Land Partnership, at cost	320,000	320,000
Projects in process	240,000	200,000
Other	7,000	—
Total Other Assets	567,000	520,000

Intangible assets, net	1,363,000	1,394,000

TOTAL ASSETS	$56,399,000	$54,136,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	July 31, 2021	April 30, 2021
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$241,000	$477,000
Dividends payable	2,073,000	2,080,000
Accrued expenses:
Payroll and related expenses	455,000	359,000
Property taxes	3,000	—
Income tax payable	628,000	81,000
Total Current Liabilities	3,400,000	2,997,000

Long-Term Liabilities
Deferred income taxes	2,842,000	2,735,000
Total Long-Term Liabilities	2,842,000	2,735,000

Total Liabilities	6,242,000	5,732,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	115,000	108,000
Retained earnings	51,495,000	49,749,000
Less: treasury stock, 3,556,425 and 3,556,412 shares, at cost	(4,336,000)	(4,336,000)
Total Stockholders’ Equity	50,157,000	48,404,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,399,000	$54,136,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	July 31, 2021	July 31, 2020

Net Sales	$4,955,000	$4,047,000
Less: Cost of Goods Sold	(2,318,000)	(1,952,000)
Gross Profit	2,637,000	2,095,000

Operating Expenses:
General and Administrative	349,000	313,000
Sales	740,000	567,000
Engineering	18,000	29,000
Total Operating Expenses	1,107,000	909,000

Income From Operations	1,530,000	1,186,000

Other Income (Expense)
Other	1,000	12,000
Dividend and Interest Income	176,000	156,000
Unrealized gain (loss) on equity securities	420,000	2,114,000
Gain (Loss) on Sale of Investments	220,000	(28,000)
	817,000	2,254,000

Income Before Provisions for Income Taxes	2,347,000	3,440,000

Provisions for Income Taxes
Current Expense	498,000	349,000
Deferred tax expense	103,000	599,000
Total Income Tax Expense	601,000	948,000

Net Income	$1,746,000	$2,492,000

Basic Earnings Per Share of Common Stock	$0.35	$0.50
Diluted Earnings Per Share of Common Stock	$0.35	$0.50

Weighted Average Number of Common Shares Outstanding	4,946,460	4,949,927
Weighted Average Number of Shares Outstanding (Diluted)	4,966,960	4,970,427

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	July 31, 2021	July 31, 2020

Net Income	$1,746,000	$2,492,000

Other Comprehensive Income, Net of Tax
Unrealized gain on debt securities:
Unrealized holding gains arising during period	11,000	149,000
Income tax expense related to other comprehensive income	(4,000)	(44,000)
Other Comprehensive Income	7,000	105,000

Comprehensive Income	$1,753,000	$2,597,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2020	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—
Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2020	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2021	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2021	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITIY

FOR THE THREE MONTHS ENDED JULY 31, 2021 and 2020

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,552,954	$(4,301,000)	$(4,000)	$41,006,000	$39,584,000

—	—	—	—	—	—

—	—	—	105,000	—	105,000

—	—	—	—	2,492,000	2,492,000

$1,934,000	3,552,954	$(4,301,000)	$101,000	$43,498,000	$42,181,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,556,412	$(4,336,000)	$108,000	$49,749,000	$48,404,000

—	13	—	—	—	—

—	—	—	7,000	—	7,000

—	—	—	—	1,746,000	1,746,000

$1,934,000	3,556,425	$(4,336,000)	$115,000	$51,495,000	$50,157,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	July 31, 2021	July 31, 2020
Cash Flows from Operating Activities:
Net Income	$1,746,000	$2,492,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,000	86,000
(Gain) loss on sale of investments	(220,000)	—
Impairments on investments	—	27,000
Unrealized (gain) loss on equity securities	(420,000)	(2,114,000)
Reserve for bad debts	6,000	(5,000)
Reserve for obsolete inventory	5,000	1,000
Deferred income taxes	103,000	599,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	154,000	49,000
Inventories	(549,000)	(405,000)
Prepaid expenses	(196,000)	94,000
Employee receivables	2,000	(1,000)
Increase (decrease) in:
Accounts payable	(236,000)	117,000
Accrued expenses	99,000	(61,000)
Income tax payable	547,000	346,000
Net cash from operating activities	1,148,000	1,225,000

Cash Flows From Investing Activities:
(Purchase) of property and equipment	(40,000)	(95,000)
Proceeds from sale of marketable securities	2,000	14,000
(Purchase) of marketable securities	(98,000)	(111,000)
Net cash from investing activities	(136,000)	(192,000)

Cash Flows From Financing Activities:
Dividends paid	(7,000)	—
Net cash from financing activities	(7,000)	—

Net Change in Cash and Cash Equivalents	$1,005,000	$1,033,000

Cash and Cash Equivalents, beginning of period	$7,326,000	$6,458,000
Cash and Cash Equivalents, end of period	$8,331,000	$7,491,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$0	$0

Cash receipts for:
Income taxes	$43,000	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2021

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2021 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

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

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 became effective for the Company in the first quarter of 2021. The adoption of this standard did not have any impact on the Company’s condensed financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our financial statements.

Note 2: Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between November 2021 and January 2044. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of July 31, 2021 and April 30, 2021, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2021	Basis	Gains	Losses	Value
Municipal bonds	$5,861,000	$200,000	$(34,000)	$6,027,000
REITs	131,000	14,000	(6,000)	139,000
Equity securities	17,492,000	9,730,000	(92,000)	27,130,000
Money markets and CDs	789,000	—	—	789,000
Total	$24,273,000	$9,944,000	$(132,000)	$34,085,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2021	Basis	Gains	Losses	Value
Municipal bonds	$5,854,000	$198,000	$(43,000)	$6,009,000
REITs	131,000	11,000	(5,000)	137,000
Equity securities	17,199,000	9,294,000	(74,000)	26,419,000
Money markets and CDs	772,000	—	—	772,000
Total	$23,956,000	$9,503,000	$(122,000)	$33,337,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, no impairment loss was recorded for the quarter ended July 31, 2021. For the prior quarter ended July 31, 2020, an impairment loss of $27,000 was recorded.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended July 31, 2021 the Company had sales of equity securities which yielded gross realized gains of $238,000 and gross realized losses of $8,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $10,000 were recorded. During the quarter ending July 31, 2020, the Company recorded gross realized gains and losses on equity securities of $102,000 and $126,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $4,000 were recorded. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2021 and April 30, 2021, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2021

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$355,000	$(5,000)	$279,000	$(29,000)	$634,000	$(34,000)
REITs	—	—	22,000	(6,000)	22,000	(6,000)
Equity securities	526,000	(35,000)	499,000	(57,000)	1,025,000	(92,000)
Total	$881,000	$(40,000)	$800,000	$(92,000)	$1,681,000	$(132,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2021

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$390,000	$(6,000)	$365,000	$(37,000)	$755,000	$(43,000)
REITs	—	—	23,000	(5,000)	23,000	(5,000)
Equity securities	340,000	(35,000)	377,000	(39,000)	717,000	(74,000)
Total	$730,000	$(41,000)	$765,000	$(81,000)	$1,495,000	$(122,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2021.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2021.

Note 3: Inventories

Inventories at July 31, 2021 and April 30, 2021 consisted of the following:

	July 31,	April 30,
	2021	2021

Raw materials	$5,030,000	$4,399,000
Work in process	574,000	457,000
Finished goods	742,000	768,000
Inventory in transit	—	173,000
	6,346,000	5,797,000
Less: allowance for obsolete inventory	(180,000)	(175,000)
Inventories, net	$6,166,000	$5,622,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2021	2020
Net revenue:
Security alarm products	$4,257,000	$3,114,000
Cable & wiring tools	538,000	800,000
Other products	160,000	133,000
Total net revenue	$4,955,000	$4,047,000

Income from operations:
Security alarm products	$1,315,000	$912,000
Cable & wiring tools	166,000	235,000
Other products	49,000	39,000
Total income from operations	$1,530,000	$1,186,000

Depreciation and amortization:
Security alarm products	$35,000	$22,000
Cable & wiring tools	31,000	31,000
Other products	22,000	12,000
Corporate general	19,000	21,000
Total depreciation and amortization	$107,000	$86,000

Capital expenditures:
Security alarm products	$40,000	$93,000
Cable & wiring tools	—	—
Other products	—	2,000
Corporate general	—	—
Total capital expenditures	$40,000	$95,000

	July 31, 2021	April 30, 2021
Identifiable assets:
Security alarm products	$9,415,000	$8,955,000
Cable & wiring tools	2,428,000	2,534,000
Other products	646,000	667,000
Corporate general	43,910,000	41,980,000
Total assets	$56,399,000	$54,136,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,746,000
Basic EPS	$1,746,000	4,946,460	$.35
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$1,746,000	4,966,960	$.35

	For the three months ended July 31, 2020
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,492,000
Basic EPS	$2,492,000	4,949,927	$.50
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$2,492,000	4,970,427	$.50

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $17,000 and $13,000 were paid in each of the quarters ending July 31, 2021 and 2020 respectively.

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

Investments and Marketable Securities

As of July 31, 2021, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,027,000	$—	$6,027,000
REITs	—	139,000	—	139,000
Equity Securities	27,130,000	—	—	27,130,000
Money Markets and CDs	789,000	—	—	789,000
Total fair value of assets measured on a recurring basis	$27,919,000	$6,166,000	$—	$34,085,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,009,000	$—	$6,009,000
REITs	—	137,000	—	137,000
Equity Securities	26,419,000	—	—	26,419,000
Money Markets and CDs	772,000	—	—	772,000
Total fair value of assets measured on a recurring basis	$27,191,000	$6,146,000	$—	$33,337,000

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

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2021.

Executive Summary

The Company’s performance remained steady during the quarter ended July 31, 2021 as compared to the quarter ended July 31, 2020. Although sales have increased when comparing to the same quarter last year, overall net income is down because unrealized gains on investments aren’t as big as they were for the same quarter last year. The uptick in sales is direct result of the closure of a competitor at the end of calendar year 2019 and having the ability to continue working through the COVID-19 pandemic. As a result of the increased demand, the Company is experiencing a sizable back order log; however, management has been able to increase inventory. Management now intends to focus on ramping up production to meet customer’s needs in a timely manner. Opportunities include continuing to learn and grow with our computer system and to continue looking at businesses that might be a good fit to purchase. We also have new products that are scheduled to enter the marketplace by the end of the calendar year. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with COVID-19 pandemic restrictions. Possible COVID-19 challenges include, but are not limited to, price increases and/or delays in the supply chain, reduced sales, workforce interruptions, and economic conditions impacting the stock market. Management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales for the quarter ended July 31, 2021 showed a 22.44% increase over the same period in the prior year. The Company saw increased sales resulting primarily from a competitor no longer selling competing products and having the ability to continue to work through the COVID-19 pandemic. Management also believes that sales continue to grow due to our ongoing commitment to outstanding customer service and our ability to customize products.

●	Cost of goods sold decreased from 48.23% of sales in the prior year, to 46.78% in the current quarter, which is inside of Management’s goal to keep labor and other manufacturing expenses within the range of 45 to 50%. The decreased cost of goods sold percentage is a reflection of training initiatives resulting in more efficient production.

●	Operating expenses increased by $198,000 when comparing the current year quarter to the same quarter for the prior year; however, the percentage of net sales decreased to 22.34% for the quarter ended July 31, 2020 compared to 22.46% for the corresponding quarter last year. The dollar amount increase is the result of increased personnel and commission expense related to the increase in net sales; however, the Company maintained the ratio of operating expenses to net sales at less than 30%, which is in line with historical ratios.

●	Income from operations for the quarter ended July 31, 2021 was at $1,530,000, which is a 29.01% increase from the corresponding quarter last year, which had income from operations of $1,186,000.

●	Other income and expenses showed a $817,000 gain for the quarter ended July 31, 2021 as compared to a $2,254,000 gain for the quarter ended July 31, 2020. For the three months ended July 31, 2021, $420,000 of unrealized gains from equity securities were recorded, compared to the $2,114,000 of unrealized gains from equity securities recorded for the three months ended July 31, 2020. The remainder of the increase is primarily due to dividend and interest income and gains on sales of investments.

●	The Company’s provision for income taxes showed a decrease of $347,000 from $948,000 in the quarter ended July 31, 2020 to $601,000 for the quarter ended July 31, 2021. This decrease is primarily due to decreased deferred taxes resulting from a much smaller unrealized gain for the current quarter.

●	In turn, net income for the quarter ended July 31, 2021 was $1,746,000, a 29.94% decrease from the corresponding quarter last year, which showed net income of $2,492,000.

●	Earnings per share for the quarter ended July 31, 2021 were $0.35 per common share and $0.50 per common share for the quarter ended July 31, 2020.

Liquidity and capital resources

Operating

●	Net cash increased $1,005,000 during the quarter ended July 31, 2021 as compared to an increase of $1,033,000 during the corresponding quarter last year.

●	Accounts receivable decreased $154,000 for the quarter ending July 31, 2021 compared with a $49,000 decrease for the same quarter last year. The bigger decrease in accounts receivable is directly attributable to an increase in sales and customers being able to pay timely as the COVID-19 pandemic has become a part of our everyday life. Management still has the ability to collect on accounts and to keep past due accounts to a minimum. An analysis of accounts shows that there were only 3.26% that were over 90 days at July 31, 2021.

●	Inventories increased $549,000 during the current quarter as compared to a $405,000 increase last year. The larger increase is primarily due to the fact that the Company is continuing to buy more raw materials due to increased orders and that the prices of raw materials continue to increase.

●	For the quarter ended July 31, 2021 there was a $196,000 increase in prepaid expenses compared to a decrease of $94,000 for the quarter ended July 31, 2020. The current increase is due to more prepayments of raw materials. Lead times and costs have risen on raw materials, making it a challenge to obtain these raw materials.

●	Accounts payable shows a decrease of $236,000 for the quarter ended July 31, 2021 compared to an increase of $117,000 for the same quarter the year before. The variance is primarily due to timing differences of when product is received. Management strives to pay all payables within terms, unless there is a problem with the merchandise.

●	Accrued expenses increased $99,000 for the current quarter as compared to a $61,000 decrease for the quarter ended July 31, 2020. The difference in the amounts is primarily due to timing of when payroll periods end.

●	Income tax payable for the quarter ended July 31, 2021 increased $547,000, compared to a $346,000 increase for the quarter ended July 31, 2020. The current increase is due to larger tax estimates in relation to increased income.

Investing

●	The Company purchased $40,000 of property and equipment during the current fiscal quarter. In comparison, $95,000 was spent on purchases of property and equipment during the corresponding quarter last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2021 was $98,000 compared to $111,000 spent during the quarter ended July 31, 2020. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises, but for the quarter ended July 31, 2021 and 2020, respectively, the Company did not buyback any treasury stock.

In conjunction with the Company’s Condensed Financial Statements, we have provided the following list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2021	July 31, 2020
Working capital (current assets – current liabilities)	$49,401,000	$40,103,000
Current ratio (current assets / current liabilities)	15.529	11.485
Quick ratio ((cash + current investments + AR) / current liabilities)	13.549	9.953

New Product Development

The Company and its’ engineering department perpetually work to develop enhancements to current product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	Explosion proof contacts that will be UL listed for hazardous locations are in development. There has been demand from our customers for this type of high security magnetic reed switch.

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

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 became effective for the Company in the first quarter of 2021. The adoption of this standard did not have any impact on the Company’s condensed financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our financial statements.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure does not apply.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2021. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30, 2021, management identified the following material weakness in our internal control over financial reporting:

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

We continue to operate with a limited number of accounting and financial personnel. For the quarter ending July 31, 2021 the Company did not have a Controller, but management is looking to fill this position as soon as possible. Training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting. To mitigate the effects of the material weakness identified in our annual report, the Company contracted with an outside CPA to perform a secondary review of our quarterly report filed on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2022.

Period	Number of shares repurchased
May 1, 2021 – May 31, 2021	-0-
June 1, 2021 – June 30, 2021	-13-
July 1, 2021 – July 31, 2021	-0-

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date September 20, 2021	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer
and Chairman of the Board

