Form 10-Q
period 2022-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2022-03-17
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-05378

GEORGE RISK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0524756
(State of incorporation)	(IRS Employers Identification No.)

802 S. Elm St.,Kimball, NE	69145
(Address of principal executive offices)	(Zip Code)

(308) 235-4645

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.10 par value	RSKIA	OTC Markets
Convertible Preferred Stock, $20 stated value	RSKIA	OTC Markets

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s Common Stock outstanding, as of March 17, 2022, was 4,931,588.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three- and nine-month period ended January 31, 2022, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2022	April 30, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,388,000	$7,326,000
Investments and securities	33,154,000	33,337,000
Accounts receivable:
Trade, net of $25,747 and $9,947 doubtful account allowance	3,705,000	3,812,000
Other	16,000	16,000
Inventories, net	6,858,000	5,622,000
Prepaid expenses	1,395,000	405,000
Total Current Assets	51,516,000	50,518,000

Property and Equipment, net	1,641,000	1,704,000

Other Assets
Investment in Limited Land Partnership, at cost	344,000	320,000
Projects in process	259,000	200,000
Other	41,000	—
Total Other Assets	644,000	520,000

Intangible Assets, net	1,302,000	1,394,000

TOTAL ASSETS	$55,103,000	$54,136,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2022	April 30, 2021
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$301,000	$477,000
Dividends payable	2,296,000	2,080,000
Accrued expenses	489,000	359,000
Income tax payable	244,000	81,000
Total Current Liabilities	3,330,000	2,997,000

Long-Term Liabilities
Deferred income taxes	2,384,000	2,735,000
Total Long-Term Liabilities	2,384,000	2,735,000

Total Liabilities	5,714,000	5,732,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized,Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	5,000	108,000
Retained earnings	50,872,000	49,749,000
Less: treasury stock, 3,559,125 and 3,556,412 shares, at cost	(4,371,000)	(4,336,000)
Total Stockholders’ Equity	49,389,000	48,404,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$55,103,000	$54,136,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2022	Jan 31, 2021	Jan 31, 2022	Jan 31, 2021
Net Sales	$5,054,000	$4,633,000	$15,252,000	$13,327,000
Less: Cost of Goods Sold	(2,861,000)	(2,385,000)	(7,908,000)	(6,631,000)
Gross Profit	2,193,000	2,248,000	7,344,000	6,696,000

Operating Expenses
General and Administrative	371,000	362,000	1,070,000	1,040,000
Sales	649,000	639,000	2,109,000	1,809,000
Engineering	29,000	31,000	67,000	81,000
Total Operating Expenses	1,049,000	1,032,000	3,246,000	2,930,000

Income From Operations	1,144,000	1,216,000	4,098,000	3,766,000

Other Income (Expense)
Other	1,000	952,000	15,000	1,008,000
Dividend and Interest Income	552,000	317,000	876,000	608,000
Unrealized Gain (Loss) on equity securities	(1,729,000)	2,654,000	(687,000)	4,653,000
Gain on Sale of Investments	91,000	250,000	391,000	293,000
Gain on Sale of Assets	—	—	—	4,000
Total Other Income (Expense)	(1,085,000)	4,173,000	595,000	6,566,000

Income Before Provisions for Income Taxes	59,000	5,389,000	4,693,000	10,332,000

Provisions for Income Taxes:
Current Expense	455,000	199,000	1,407,000	1,230,000
Deferred Tax Expense (Benefit)	(557,000)	743,000	(309,000)	1,303,000
Total Income Tax Expense (Benefit)	(102,000)	942,000	1,098,000	2,533,000

Net Income	$161,000	$4,447,000	$3,595,000	$7,799,000

Income Per Share of Common Stock
Basic	$0.03	$0.90	$0.73	$1.58
Diluted	$0.03	$0.89	$0.72	$1.57

Weighted Average Number of Common
Shares Outstanding

Basic	4,943,985	4,948,224	4,945,192	4,949,351
Diluted	4,964,485	4,968,724	4,965,692	4,969,851

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31. 2022 AND 2021

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2022	Jan 31, 2021	Jan 31, 2022	Jan 31, 2021
Net Income	$161,000	$4,447,000	$3,595,000	$7,799,000

Other Comprehensive Income (Loss), Net of Tax
Unrealized gain (loss)on debt securities:
Unrealized holding gains (losses)arising during period	(94,000)	59,000	(144,000)	189,000
Income tax benefit (expense) related to other comprehensive income	27,000	(17,000)	41,000	(56,000)
Other Comprehensive Income (Loss)	(67,000)	42,000	(103,000)	133,000

Comprehensive Income	$94,000	$4,489,000	$3,492,000	$7,932,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2021	4,100	$99,000	8,502,881	$850,000

Purchases of Common Stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2022	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2020	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2021	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amoun	Income	Earnings	Total
$1,934,000	3,558,425	$(4,362,000)	$72,000	$50,711,000	$49,304,000

—	700	(9,000)	—	—	(9,000)

—	—	—	(67,000)	—	(67,000)

—	—	—	—	161,000	161,000

$1,934,000	3,559,125	$(4,371,000)	$5,000	$50,872,000	$49,389,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,553,029	$(4,302,000)	$87,000	$42,279,000	$40,947,000

—	2,750	(27,000)	—	—	(27,000)

—	—	—	42,000	—	42,000

—	—	—	—	4,447,000	4,447,000

$1,934,000	3,555,779	$(4,329,000)	$129,000	$46,726,000	$45,409,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2021	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.50 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2022	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2020	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.42 per common share outstanding

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2021	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,556,412	$(4,336,000)	$108,000	$49,749,000	$48,404,000

—	2,713	(35,000)	—	—	(35,000)

—	—	—	—	(2,472,000)	(2,472,000)

—	—	—	(103,000)	—	(103,000)

—	—	—	—	3,595,000	3,595,000

$1,934,000	3,559,125	$(4,371,000)	$5,000	$50,872,000	$49,389,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,552,954	$(4,301,000)	$(4,000)	$41,006,000	$39,584,000

—	2,825	(28,000)	—	—	(28,000)

—	—	—	—	(2,079,000)	(2,079,000)

—	—	—	133,000	—	133,000

—	—	—	—	7,799,000	7,799,000

$1,934,000	3,555,779	$(4,329,000)	$129,000	$46,726,000	$45,409,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Jan 31, 2022	Jan 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,595,000	$7,799,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319,000	297,000
(Gain) on sale of investments	(391,000)	(372,000)
Impairments on investments	—	79,000
Unrealized (gain) loss on equity investments	686,000	(4,653,000)
Reserve for bad debts	16,000	—
Reserve for obsolete inventory	229,000	25,000
Deferred income taxes	(310,000)	1,303,000
PPP loan debt forgiveness	—	(950,000)
(Gain) on sale of assets	—	(4,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	91,000	(376,000)
Inventories	(1,465,000)	(823,000)
Prepaid expenses	(1,089,000)	327,000
Other receivables	—	(24,000)
Increase (decrease) in:
Accounts payable	(176,000)	311,000
Accrued expenses	130,000	54,000
Income tax payable	163,000	249,000
Net cash from operating activities	1,798,000	3,242,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	4,000
(Purchase) of property and equipment	(164,000)	(426,000)
Proceeds from sale of marketable securities	383,000	18,000
(Purchase) of marketable securities	(640,000)	(440,000)
(Purchase) of long-term investment	(24,000)	—
Net cash from investing activities	(445,000)	(844,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(35,000)	(28,000)
Dividends paid	(2,256,000)	(1,892,000)
Net cash from financing activities	(2,291,000)	(1,920,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(938,000)	478,000

Cash and Cash Equivalents, beginning of period	7,326,000	6,458,000
Cash and Cash Equivalents, end of period	$6,388,000	$6,936,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$1,290,000	$975,000
Interest paid	$—	$—
Cash receipts for:
Income taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

Recently Issued Accounting Pronouncements — In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update with amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe this new guidance will have a material impact on its financial statements and will implement the disclosures related to this update beginning in fiscal year 2023.

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

Note 2: Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between June 2022 and September 2042. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of January 31, 2022 and April 30, 2021, investments consisted of the following:

Investments at		Gross	Gross
January 31, 2022	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Municipal bonds	$5,678,000	$92,000	$(79,000)	$5,691,000
REITs	131,000	15,000	(5,000)	141,000
Equity securities	18,360,000	8,723,000	(196,000)	26,887,000
Money markets and CDs	435,000	—	—	435,000
Total	$24,604,000	$8,830,000	$(280,000)	$33,154,000

Investments at		Gross	Gross
April 30, 2021	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Municipal bonds	$5,854,000	$198,000	$(43,000)	$6,009,000
REITs	131,000	11,000	(5,000)	137,000
Equity securities	17,199,000	9,294,000	(74,000)	26,419,000
Money markets and CDs	772,000	—	—	772,000
Total	$23,956,000	$9,503,000	$(122,000)	$33,337,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for the quarter and the nine months ended January 31, 2022. As for the corresponding periods last year, management did not record an impairment loss for the quarter ended January 31, 2021 but did record an impairment loss of $79,000 for the nine-months ended January 31, 2021.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale occurs. For the quarter ended January 31, 2022 the Company had sales of equity securities which yielded gross realized gains of $121,000 and gross realized losses of $27,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $3,000 were recorded. As for the nine-months ended January 31, 2022 the Company had sales of equity securities which yielded gross realized gains of $465,000 and gross realized losses of $61,000. For the same nine-month period last year, sales of debt securities did not yield any gross realized gains, but gross realized losses of $13,000 were recorded. During the quarter ending January 31, 2021, the Company recorded gross realized gains and losses on equity securities of $288,000 and $35,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $3,000 were recorded. During the nine-months ending January 31, 2021, the Company recorded gross realized gains and losses on equity securities of $575,000 and $272,000, respectively. For the same nine-month period last year, sales of debt securities did not yield any gross realized gains, but gross realized losses of $9,000 were recorded. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2022 and April 30, 2021, respectively.

Unrealized Loss Breakdown by Investment Type at January 31, 2022

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,885,000	$(35,000)	$382,000	$(44,000)	$2,267,000	$(79,000)
REITs	—	—	24,000	(5,000)	24,000	(5,000)
Equity securities	1,799,000	(148,000)	295,000	(48,000)	2,094,000	(196,000)
Total	$3,684,000	$(183,000)	$701,000	$(97,000)	$4,385,000	$(280,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2021

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$390,000	$(6,000)	$365,000	$(37,000)	$755,000	$(43,000)
REITs	—	—	23,000	(5,000)	23,000	(5,000)
Equity securities	340,000	(35,000)	377,000	(39,000)	717,000	(74,000)
Total	$730,000	$(41,000)	$765,000	$(81,000)	$1,495,000	$(122,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2022.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2022.

Note 3: Inventories

Inventories at January 31, 2022 and April 30, 2021 consisted of the following:

	January 31,	April 30,
	2022	2021

Raw materials	$5,656,000	$4,399,000
Work in process	692,000	457,000
Finished goods	914,000	768,000
Inventory in transit	—	173,000
	7,262,000	5,797,000
Less: allowance for obsolete inventory	(404,000)	(175,000)
Inventories, net	$6,858,000	$5,622,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2022	Jan 31, 2021	Jan 31, 2022	Jan 31, 2021
Net revenue:
Security alarm products	$4,377,000	$3,876,000	$13,180,000	$11,039,000
Cable & wiring tools	498,000	551,000	1,553,000	1,596,000
Other products	179,000	206,000	519,000	692,000
Total net revenue	$5,054,000	$4,633,000	$15,252,000	$13,327,000

Income from operations:
Security alarm products	$988,000	$1,008,000	$3,541,000	$3,119,000
Cable & wiring tools	117,000	145,000	418,000	451,000
Other products	39,000	63,000	139,000	196,000
Total income from operations	$1,144,000	$1,216,000	$4,098,000	$3,766,000

Depreciation and amortization:
Security alarm products	$42,000	$37,000	$117,000	$98,000
Cable & wiring tools	31,000	31,000	92,000	92,000
Other products	18,000	19,000	60,000	47,000
Corporate general	15,000	21,000	50,000	60,000
Total depreciation and amortization	$106,000	$108,000	$319,000	$297,000

Capital expenditures:
Security alarm products	$113,000	$65,000	$153,000	$307,000
Cable & wiring tools	—	—	—	—
Other products	11,000	—	11,000	113,000
Corporate general	—	—	—	6,000
Total capital expenditures	$124,000	$65,000	$164,000	$426,000

	January 31, 2022	April 30, 2021
Identifiable assets:
Security alarm products	$10,138,000	$8,955,000
Cable & wiring tools	2,378,000	2,534,000
Other products	661,000	667,000
Corporate general	41,926,000	41,980,000
Total assets	$55,103,000	$54,136,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$161,000
Basic EPS	$161,000	4,943,985	$.03
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$161,000	4,964,485	$.03

	For the three months ended January 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$4,447,000
Basic EPS	$4,447,000	4,948,224	$.90
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$4,447,000	4,968,724	$.89

	For the nine months ended January 31, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,595,000
Basic EPS	$3,595,000	4,945,192	$.73
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$3,595,000	4,965,692	$.72

	For the nine months ended January 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$7,799,000
Basic EPS	$7,799,000	4,949,351	$1.58
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$7,799,000	4,969,851	$1.57

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $16,000 were paid during each quarter ending January 31, 2022 and 2021. Likewise, the Company paid matching contributions of approximately $48,000 and $46,000 during each nine-month period ending January 31, 2022 and 2021, respectively.

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

Investments and Marketable Securities

As of January 31, 2022, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,691,000	$—	$5,691,000
REITs	—	141,000	—	141,000
Equity Securities	26,887,000	—	—	26,887,000
Money Markets	435,000	—	—	435,000
Total fair value of assets measured on a recurring basis	$27,322,000	$5,832,000	$—	$33,154,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,009,000	$—	$6,009,000
REITs	—	137,000	—	137,000
Equity Securities	26,419,000	—	—	26,419,000
Money Markets	772,000	—	—	772,000
Total fair value of assets measured on a recurring basis	$27,191,000	$6,146,000	$—	$33,337,000

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

Executive Summary

The Company’s performance in operations continues to improve through the three quarters of the current fiscal year with the third quarter dipping slightly in sales over the second quarter of the current fiscal year. This is mainly due the inability to obtain all the raw materials that are needed to complete the manufacture of our products and keeping employees staffed at our locations. The Company is on track to have another record setting year for sales. Additionally, the Company’s products are traditionally tied to the housing market and with that market remaining strong, it in turn helps the Company’s sales grow. Opportunities include keeping up with the business growth and finding ways to get our products out to our customers in a timelier manner. One way we are doing this is by looking into more automation. We also continue to look at businesses that might be a good fit to purchase. We also have new products that have hit the marketplace and a couple more that are scheduled to be introduced by the end of the fiscal year. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with the COVID-19 pandemic restrictions. Possible COVID-19 challenges include, but are not limited to, price increases and/or delays in the supply chain, reduced sales, workforce interruptions, and economic conditions impacting the stock market. Management continues to work at keeping operations flowing as efficiently as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $5,054,000 for the quarter ended January 31, 2022, which is a 9.09% increase from the corresponding quarter last year. Year-to-date net sales were $15,252,000 at January 31, 2022, which is a 14.44% increase from the same period last year. The significant growth in sales is due to our ongoing commitment to outstanding customer service and our ability to customize products. The Company is also seeing continued growth since a major competitor closed its doors at the end of 2019 and having the ability to continue to work through the COVID-19 pandemic.

●	Cost of goods sold was 56.61% of net sales for the quarter ended January 31, 2022 and was 51.48% for the same quarter last year. Year-to-date cost of goods sold percentages were 51.85% for the current nine months and 49.76% for the corresponding nine months last year. The current cost of goods sold percentages are right outside of Management’s goal of keeping labor and other manufacturing expenses at less than 50% for both the quarter and year-to-date results. Management continues to work with and train employees to work more efficiently. Raw material prices have soared over the current fiscal year and a significant wage increase went into effect for the company at the beginning of the second quarter of the current fiscal year. Management offset some of these added expenses by implementing a 10% price increase effective January 1, 2022.

●	Operating expenses increased by $17,000 for the quarter and they increased by $316,000 for the nine-months ended January 31, 2022 as compared to the corresponding periods last year. When comparing percentages in relation to net sales, the operating expenses for the quarter ended January 31, 2022 was 20.76% of net sales while it was 22.27% of net sales for the same quarter the prior year. For year-to-date numbers, operating expense were 21.28% and 21.99% of net sales for the nine months ended January 31, 2022 and 2021, respectively. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is due to increased commission amounts, related to increased sales, and additional labor costs related to hiring new employees and wage increases.

●	Income from operations for the quarter ended January 31, 2022 was $1,144,000, a 5.92% decrease from the corresponding quarter last year, which had income from operations of $1,216,000. Income from operations for the nine months ended January 31, 2022 was $4,098,000, which is an 8.82% increase from the corresponding nine months last year, which had income from operations of $3,766,000.

●	Other expenses for the quarter ended January 31, 2022 was $1,085,000, which is a $5,258,000 decrease from the $4,173,000 other income from the same quarter last year. Comparatively, there is a decrease of $5,971,000 in other income for the year-to-date numbers. Most of the activity in these accounts consists of investment interest, dividends, real gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the decrease in the current quarter and year-to-date numbers is unrealized gain and loss on equity securities. The Company is at the mercy of the stock market when it comes to these figures and the COVID-19 pandemic and other economic reasons have influenced those numbers.

●	Overall, net income for the quarter ended January 31, 2022 was down $4,286,000, or 96.38%, from the same quarter last year. Similarly, net income for the nine-month period ended January 31, 2022 was down $4,204,000, or 53.90%, from the same period in the prior year.

●	Earnings per common share for quarter ended January 31, 2022 were $0.03 per share and $0.73 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2021 were $0.90 per share and $1.58 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $938,000 during the nine months ended January 31, 2022 as compared to an increase of $478,000 during the corresponding period last year.

●	Accounts receivable decreased $91,000 for the nine months ended January 31, 2022 compared with a $376,000 increase for the same period last year. The current year decrease is a result of improved sales offset by slightly slower collections of accounts receivable. An analysis of accounts receivable shows that there were 6.61% that were over 90 days at January 31, 2022.

●	Inventories increased $1,465,000 during the current nine-month period compared to an increase of $823,000 last year. The larger increase in the current year is due to increases in the cost of raw materials and having more raw materials on hand to supply the increase in sales.

●	Prepaid expenses saw a $1,089,000 increase for the current nine months, primarily due to having more prepayments for inventory and prepaying for some machines that will aid in our production process. The prior nine months showed a $327,000 decrease in prepaid expenses.

●	Accounts payable shows a $176,000 decrease for the current nine-month period ended January 31, 2022 compared to a $311,000 increase for the prior nine-month period. The company strives to pay all invoices within terms, and the variance in increases is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses increased $130,000 for the current nine-month period compared to a $54,000 increase for the nine-month period ended January 31, 2021. The difference in the amounts is primarily due to increased sales commissions and wages.

●	Income tax payable increased $163,000 for the current nine-month period, compared to an increase of $249,000 in income tax payable for the nine-months ended January 31, 2021. The current increase is largely due to having increased sales and income and not having large enough income tax estimates.

Investing

●	As for our investment activities, the Company spent approximately $164,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, where there was activity of $426,000.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2022 the buy/sell activity in the investment accounts was high. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2022 was $640,000 compared to $440,000 spent in the prior nine-month period. The Company continues to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine-month period ended January 31, 2022, the Company purchased $35,000 worth of treasury stock. This is in comparison to $28,000 spent in the same nine months period the prior year.

●	The company paid out dividends of $2,256,000 during the nine months ending January 31, 2022. These dividends were paid during the second quarter. The company declared a dividend of $0.50 per share of common stock on September 30, 2021 and these dividends were paid by October 31, 2021. As for the prior year numbers, dividends paid was $1,892,000 for the nine months ending January 31, 2021. A dividend of $0.42 per common share was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	January 31, 2022	January 31, 2021
Working capital (current assets – current liabilities)	$48,186,000	$43,984,000
Current ratio (current assets / current liabilities)	15.470	14.430
Quick ratio ((cash + investments + AR) / current liabilities)	12.987	12.567

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	Explosion proof contacts that will be UL listed for hazardous locations. There has been demand from our customers for this type of high security magnetic reed switch.

●	An updated version of the pool access alarm (PAA) has met electrical listing testing (ETL) approval and production has started. This next-generation model combines our battery operated DPA series with our hard wired 289 series. A variety of installation options are available through jumper pin settings such as instant alarm and seven second delay.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of monitoring devices which include glass break detection, tilt sensing and environmental monitoring. A redesign of our brass water valve shut-off system is near completion.

●	The Company is developing magnetic contacts which are listed under UL 634 Level 2. These sensors are for high security applications such as government buildings, military use, nuclear facilities, and financial institutions.

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

Recently Issued Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update with amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe this new guidance will have a material impact on its financial statements and will implement the disclosures related to this update beginning in fiscal year 2023.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2022. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30, 2021, management identified the following material weakness in our internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of duties for proper internal controls and financial reporting, particularly as it relates to financial reporting to assure material disclosures or implementation of newly issued accounting standards are included. A secondary review over annual and quarterly filings does occur with an outside party. Due to the departure of the Controller, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. We do not believe we have met the full requirement for separation of duties for financial reporting purposes

We continue to operate with a limited number of accounting and financial personnel. For the quarter ending January 31, 2022 the Company did not have a Controller, but management is looking to fill this position as soon as possible. Training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting. To mitigate the effects of the material weakness identified in our annual report, the Company contracted with an outside CPA to perform a secondary review of our quarterly report filed on Form 10-Q.

Despite the material weaknesses in financial reporting noted above, we believe that our consolidated financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and will place emphasis on quarterly and year-end closing procedures, timely documentation, and internal review of accounting and financial reporting consequences of material contracts and agreements, and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

Changes in Internal Control over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2022.

Period	Number of shares repurchased
November 1, 2021 – November 30, 2021	100
December 1, 2021 – December 31, 2021	500
January 1, 2022 – January 31, 2022	100

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

George Risk Industries, Inc.

(Registrant)

Date	March 17, 2022	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

