Form 10-Q
period 2022-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2022-12-15
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 15, 2022 was 4,930,918.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three-and six-month periods ended October 31, 2022, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2022	April 30, 2022
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,593,000	$6,078,000
Investments and securities, at fair value	29,608,000	30,979,000
Accounts receivable:
Trade, net of allowance for credit losses of $24,139 and $33,531	4,049,000	4,114,000
Other	34,000	16,000
Income tax overpayment	87,000	—
Inventories, net	9,642,000	7,940,000
Prepaid expenses	590,000	1,362,000
Total Current Assets	48,603,000	50,489,000

Property and Equipment, net, at cost	1,834,000	1,782,000

Other Assets
Investment in Limited Land Partnership, at cost	344,000	344,000
Projects in process	90,000	83,000
Other	29,000	62,000
Total Other Assets	463,000	489,000

Intangible Assets, net	1,210,000	1,271,000

TOTAL ASSETS	$52,110,000	$54,031,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	October 31, 2022	April 30, 2022
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$240,000	$320,000
Dividends payable	2,565,000	2,296,000
Deferred income	11,000	—
Accrued expenses:
Payroll and other expense	391,000	354,000
Income tax payable	—	277,000
Total Current Liabilities	3,207,000	3,247,000

Long-Term Liabilities
Deferred income taxes	1,451,000	1,742,000
Total Long-Term Liabilities	1,451,000	1,742,000

Total Liabilities	4,658,000	4,989,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	(263,000)	(137,000)
Retained earnings	49,382,000	50,843,000
Less: treasury stock, 3,571,963 and 3,571,693 shares, at cost	(4,550,000)	(4,547,000)
Total Stockholders’ Equity	47,452,000	49,042,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,110,000	$54,031,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Oct 31, 2022	Oct 31, 2021	Oct 31, 2022	Oct 31, 2021
Net Sales	$5,617,000	$5,244,000	$10,827,000	$10,199,000
Less: Cost of Goods Sold	(2,974,000)	(2,729,000)	(5,631,000)	(5,047,000)
Gross Profit	2,643,000	2,515,000	5,196,000	5,152,000

Operating Expenses
General and Administrative	357,000	350,000	688,000	699,000
Sales	753,000	720,000	1,488,000	1,460,000
Engineering	20,000	21,000	41,000	39,000
Total Operating Expenses	1,130,000	1,091,000	2,217,000	2,198,000

Income From Operations	1,513,000	1,424,000	2,979,000	2,954,000

Other Income (Expense)
Other	2,000	13,000	4,000	13,000
Dividend and Interest Income	181,000	148,000	365,000	324,000
Unrealized Gain (Loss) on Equity Securities	(1,008,000)	623,000	(1,197,000)	1,043,000
Gain (Loss) on Investments	(110,000)	79,000	(209,000)	300,000
Total Other Income (Loss)	(935,000)	863,000	(1,037,000)	1,680,000

Income Before Provisions for Income Taxes	578,000	2,287,000	1,942,000	4,634,000

Provisions for Income Taxes:
Current Expense	273,000	454,000	687,000	952,000
Deferred Tax (Benefit) Expense	(302,000)	145,000	(404,000)	248,000
Total Income Tax Expense (Benefit)	(29,000)	599,000	283,000	1,200,000

Net Income	$607,000	$1,688,000	$1,659,000	$3,434,000

Income Per Share of Common Stock
Basic	$0.12	$0.34	$0.34	$0.69
Diluted	$0.12	$0.34	$0.34	$0.69

Weighted Average Number of Common Shares Outstanding
Basic	4,930,964	4,945,130	4,930,993	4,945,795
Diluted	4,951,464	4,965,630	4,951,493	4,966,295

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	Oct 31, 2022	Oct 31, 2021	Oct 31, 2022	Oct 31, 2021
Net Income	$607,000	$1,688,000	$1,659,000	$3,434,000

Other Comprehensive (Loss), Net of Tax
Unrealized (loss) on debt securities:
Unrealized holding (losses) arising during period	(203,000)	(61,000)	(175,000)	(50,000)
Income tax benefit related to other comprehensive income	57,000	18,000	49,000	14,000
Other Comprehensive (Loss)	(146,000)	(43,000)	(126,000)	(36,000)

Comprehensive Income	$461,000	$1,645,000	$1,533,000	$3,398,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2021	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.50 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2021	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2022	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.60 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2022	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,556,425	$(4,336,000)	$115,000	$51,495,000	$50,157,000

—	2,000	(26,000)	—	—	(26,000)

—	—	—	—	(2,472,000)	(2,472,000)

—	—	—	(43,000)	—	(43,000)

—	—	—	—	1,688,000	1,688,000

$1,934,000	3,558,425	$(4,362,000)	$72,000	$50,711,000	$49,304,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,571,893	$(4,549,000)	$(117,000)	$51,733,000	$49,950,000

—	70	(1,000)	—	—	(1,000)

—	—	—	—	(2,958,000)	(2,958,000)

—	—	—	(146,000)	—	(146,000)

—	—	—	—	607,000	607,000

$1,934,000	3,571,963	$(4,550,000)	$(263,000)	$49,382,000	$47,452,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2021	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.50 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2021	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2022	4,100	$99,000	8,502,881	$850,000

Prior period adjustment for provisions related to depreciation	—	—	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $0.60 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2022	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,556,412	$(4,336,000)	$108,000	$49,749,000	$48,404,000

—	2,013	(26,000)	—	—	(26,000)

—	—	—	—	(2,472,000)	(2,472,000)

—	—	—	(36,000)	—	(36,000)

—	—	—	—	3,434,000	3,434,000

$1,934,000	3,558,425	$(4,362,000)	$72,000	$50,711,000	$49,304,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,571,693	$(4,547,000)	$(137,000)	$50,843,000	$49,042,000

—	—	—	—	(161,000)	(161,000)

—	270	(3,000)	—	—	(3,000)

—	—	—	—	(2,959,000)	(2,959,000)

—	—	—	(126,000)	—	(126,000)

—	—	—	—	1,659,000	1,659,000

$1,934,000	3,571,963	$(4,550,000)	$(263,000)	$49,382,000	$47,452,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Oct 31, 2022	Oct 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,659,000	$3,434,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	219,000	213,000
(Gain) loss on sale of investments	209,000	(300,000)
Unrealized (gain) loss on equity securities	1,197,000	(1,043,000)
Provision for credit losses on accounts receivable	(9,000)	10,000
Reserve for obsolete inventory	52,000	73,000
Deferred income taxes	(405,000)	248,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	75,000	185,000
Inventories	(1,755,000)	(1,528,000)
Prepaid expenses and projects in process	798,000	(337,000)
Other receivables	(18,000)	(2,000)
Income tax overpayment	(364,000)	—
Increase (decrease) in:
Accounts payable	(80,000)	(183,000)
Accrued expenses	48,000	(4,000)
Income tax payable	—	140,000
Net cash from operating activities	1,626,000	906,000

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of property and equipment	(209,000)	(40,000)
Proceeds from sale of marketable securities	14,000	428,000
(Purchase) of marketable securities	(224,000)	(208,000)
(Purchase) of long-term investment	—	(24,000)
Net cash from investing activities	(419,000)	156,000
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(3,000)	(26,000)
Dividends paid	(2,689,000)	(2,255,000)
Net cash from financing activities	(2,692,000)	(2,281,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,485,000)	(1,219,000)

Cash and Cash Equivalents, beginning of period	6,078,000	7,326,000
Cash and Cash Equivalents, end of period	$4,593,000	$6,107,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$1,165,000	$860,000
Interest paid	$—	$—

Cash receipts for:
Income taxes	$118,000	$43,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2022

Note 1 Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2022 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the six months ended October 31, 2022.

There are no new accounting pronouncements that are expected to have a significant impact on our financial statements.

Note 2 Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between August 2023 and September 2042. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of October 31, 2022 and April 30, 2022, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
October 31, 2022	Basis	Gains	Losses	Value
Municipal bonds	$5,515,000	$35,000	$(397,000)	$5,153,000
REITs	93,000	—	(15,000)	78,000
Equity securities	18,107,000	6,178,000	(900,000)	23,385,000
Money markets and CDs	992,000	—	—	992,000
Total	$24,707,000	$6,213,000	$(1,312,000)	$29,608,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2022	Basis	Gains	Losses	Value
Municipal bonds	$5,625,000	$41,000	$(229,000)	$5,437,000
REITs	131,000	16,000	(3,000)	144,000
Equity securities	18,322,000	6,921,000	(473,000)	24,770,000
Money markets and CDs	628,000	—	—	628,000
Total	$24,706,000	$6,978,000	$(705,000)	$30,979,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for either of the quarter or the six months ended October 31, 2022 and 2021.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended October 31, 2022 the Company had sales of equity securities which yielded gross realized gains of $89,000 and gross realized losses of $187,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $12,000 were recorded. As for the six-months ended October 31, 2022 the Company had sales of equity securities which yielded gross realized gains of $285,000 and gross realized losses of $453,000. For the same six-month period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $41,000 were recorded. During the quarter ending October 31, 2021, the Company recorded gross realized gains and losses on equity securities of $106,000 and $26,000, respectively, while sales of debt securities did not yield any gross realized gains or losses. During the six-months ending October 31, 2021, the Company recorded gross realized gains and losses on equity securities of $343,000 and $33,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $10,000 were recorded. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2022 and April 30, 2022, respectively.

Unrealized Loss Breakdown by Investment Type at October 31, 2022

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4,423,000	$(305,000)	$458,000	$(92,000)	$4,881,000	$(397,000)
REITs	53,000	(12,000)	25,000	(3,000)	78,000	(15,000)
Equity securities	5,383,000	(813,000)	345,000	(87,000)	5,728,000	(900,000)
Total	$9,859,000	$(1,130,000)	$828,000	$(182,000)	$10,687,000	$(1,312,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2022

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4,420,000	$(142,000)	$539,000	$(87,000)	$4,959,000	$(229,000)
REITs	18,000	(1,000)	26,000	(2,000)	44,000	(3,000)
Equity securities	4,157,000	(424,000)	274,000	(49,000)	4,431,000	(473,000)
Total	$8,595,000	$(567,000)	$839,000	$(138,000)	$9,434,000	$(705,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2022 and April 30, 2022

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2022 and April 30, 2022.

Note 3 Inventories

Inventories at October 31, 2022 and April 30, 2022 consisted of the following:

	October 31,	April 30,
	2022	2022

Raw materials	$8,347,000	$6,772,000
Work in process	618,000	618,000
Finished Goods	1,017,000	838,000
	9,982,000	8,228,000
Less: allowance for obsolete inventory	(340,000)	(288,000)
Inventories, net	$9,642,000	$7,940,000

Note 4 Business Segments

The following is financial information relating to industry segments:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Oct 31, 2022	Oct 31, 2021	Oct 31, 2022	Oct 31, 2021
Net revenue:
Security alarm products	$4,864,000	$4,546,000	$9,367,000	$8,803,000
Cable & wiring tools	591,000	518,000	1,074,000	1,056,000
Other products	162,000	180,000	386,000	340,000
Total net revenue	$5,617,000	$5,244,000	$10,827,000	$10,199,000

Income from operations:
Security alarm products	$1,309,000	$1,229,000	$2,577,000	$2,550,000
Cable & wiring tools	150,000	147,000	296,000	306,000
Other products	54,000	48,000	106,000	98,000
Total income from operations	$1,513,000	$1,424,000	$2,979,000	$2,954,000

Depreciation and amortization:
Security alarm products	$47,000	$39,000	$95,000	$74,000
Cable & wiring tools	31,000	31,000	62,000	62,000
Other products	18,000	19,000	36,000	42,000
Corporate general	15,000	16,000	26,000	35,000
Total depreciation and amortization	$111,000	$105,000	$219,000	$213,000

Capital expenditures:
Security alarm products	$—	$—	$74,000	$40,000
Cable & wiring tools	—	—	—	—
Other products	135,000	—	135,000	—
Corporate general	—	—	—	—
Total capital expenditures	$135,000	$—	$209,000	$40,000

	October 31, 2022	April 30, 2022
Identifiable assets:
Security alarm products	$12,996,000	$11,537,000
Cable & wiring tools	2,568,000	2,509,000
Other products	872,000	732,000
Corporate general	35,674,000	39,253,000
Total assets	$52,110,000	$54,031,000

Note 5 Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$607,000
Basic EPS	$607,000	4,930,964	$.12
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$607,000	4,951,464	$.12

	For the three months ended October 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,688,000
Basic EPS	$1,688,000	4,945,130	$.34
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$1,688,000	4,965,630	$.34

	For the six months ended October 31, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,659,000
Basic EPS	$1,659,000	4,930,993	$.34
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$1,659,000	4,951,493	$.34

	For the six months ended October 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,434,000
Basic EPS	$3,434,000	4,945,795	$.69
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$3,434,000	4,966,295	$.69

Note 6 Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $13,000 and $15,000 were paid during each quarter ending October 31, 2022 and 2021, respectively. Likewise, the Company paid matching contributions of approximately $29,000 and $33,000 during each six-month period ending October 31, 2022 and 2021, respectively.

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

Investments and Marketable Securities

As of October 31, 2022 and April 30, 2022, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,153,000	$—	$5,153,000
REITs	—	78,000	—	78,000
Equity Securities	23,385,000	—	—	23,385,000
Money Markets and CDs	992,000	—	—	992,000
Total fair value of assets measured on a recurring basis	$24,377,000	$5,231,000	$—	$29,608,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,437,000	$—	$5,437,000
REITs	—	144,000	—	144,000
Equity Securities	24,770,000	—	—	24,770,000
Money Markets and CDs	628,000	—	—	628,000
Total fair value of assets measured on a recurring basis	$25,398,000	$5,581,000	$—	$30,979,000

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

Executive Summary

The Company’s sales continue to grow through the first half of the current fiscal year with the second quarter showing an increase in sales over the first quarter of the current fiscal year. This is mainly due to having the ability to obtain raw materials that are needed to complete the manufacture of our products and keeping employees staffed at our locations. Additionally, the Company’s products are traditionally tied to the housing market and with that market remaining strong, it in turn helps the Company’s sales grow. As far as overall company performance, the net income is down when comparing the current six-month period to the prior six-month period. This is because the current year realized and unrealized gains (losses) on investments are showing losses, while for the same period last year both of those categories were income amounts. Opportunities include keeping up with the business growth, finding ways to get our products out to our customers in a timelier manner, which includes looking into more automation, and to continue looking at businesses that might be a good fit to purchase. We also have new products that are expected to hit the marketplace by the end of the fiscal year. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with the COVID-19 pandemic restrictions and inflation. Possible COVID-19 challenges include, but are not limited to, price increases and/or delays in the supply chain, reduced sales, workforce interruptions, and economic conditions impacting the stock market. Management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $5,617,000 for the quarter ended October 31, 2022, which is a 7.11% increase from the corresponding quarter last year. Year-to-date net sales were $10,827,000 at October 31, 2022, which is a 6.16% increase from the same period last year. The increases in sales are primarily a result of a competitor no longer selling competing products and implementing a price increase that became effective on January 1, 2022. Also, the ongoing commitment towards outstanding customer service and customization of products are a few of the many reasons sales continue to grow.

●	Cost of goods sold was 52.95% of net sales for the quarter ended October 31, 2022 and was 52.04% for the same quarter last year. Year-to-date cost of goods sold percentages were 52.01% for the current six months and 49.49% for the corresponding six months last year. The current cost of goods sold percentages are right outside of Management’s goal of keeping labor and other manufacturing expenses at less than 50% for both the quarter and year-to-date results. The increased cost of goods sold percentages are a result of inflation that has afflicted the economy recently. Management has seen significant price increases in raw materials and has had to raise wages to remain competitive in the job market.

●	Operating expenses were up $39,000 for the quarter and were up $19,000 for the six-months ended October 31, 2022 as compared to the corresponding periods last year. But when comparing percentages in relation to net sales, the operating expenses for the quarter ended October 31, 2022 was 20.12% of net sales while it was 20.80% of net sales for the same quarter the prior year. For year-to-date numbers, operating expense were 20.48% and 21.55% of net sales for the six months ended October 31, 2022 and 2021, respectively. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for wage increases.

●	Income from operations for the quarter ended October 31, 2022 was at $1,513,000, which is a 6.25% increase from the corresponding quarter last year, which had income from operations of $1,424,000. Income from operations for the six months ended October 31, 2022 was at $2,979,000, which is just an 0.85% increase from the corresponding six months last year, which had income from operations of $2,954,000.

●	Other income and expenses are down when comparing the current quarter to the same quarter of the prior year, with a decrease of $1,798,000 in the current quarter. Comparably, other income and expenses are down by $2,717,000 when comparing the current six-month period to the prior six-month period. Most of the activity in these accounts consists of investment interest, dividends, real gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the decreases in the current quarter and year-to-date numbers is the unrealized gain and loss on equity securities. The Company is at the mercy of the stock market when it comes to these figures and inflation and the current state of the economy has influenced these numbers.

●	Overall, net income for the quarter ended October 31, 2022 was down $1,081,000, or 64.04%, over the same quarter last year. Similarly, net income for the six-month period ended October 31, 2022 was down $1,775,000, or 51.69%, over the same period in the prior year.

●	Earnings per common share for quarter ended October 31, 2022 were $0.12 per share and $0.34 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2021 were $0.34 per share and $0.69 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $1,485,000 during the six months ended October 31, 2022 as compared to a decrease of $1,219,000 during the corresponding period last year.

●	Accounts receivable decreased $75,000 for the six months ended October 31, 2022 compared with a $185,000 decrease for the same period last year. The smaller current year decrease is a result of improved sales and having a slight improvement in collections of accounts receivable over the last year. An analysis of accounts receivable shows that 5.02% of the receivables were over 90 days at October 31, 2022, while 4.84% were over 90 days for the same period last year.

●	Inventories increased $1,755,000 during the current six-month period as compared to a $1,528,000 increase last year. The bigger increase in the current year is primarily due to having more inventory on hand to reduce the likelihood of running into a shortage on some major raw materials and seeing increases in costs of these raw materials.

●	Prepaid expenses saw a $798,000 decrease for the current six months, primarily due to having inventory delivered during the current six-month period; therefore, having less money in prepayments of raw materials on the books. The prior year six months showed a $337,000 increase in prepaid expenses.

●	Income tax overpayment increased $364,000 for the current six-month period, compared to having an increase of $140,000 in income tax payable for the six-months ended October 31, 2021. The current increase is due to having to pay additional income tax that was due for the prior fiscal year during the current period.

●	Accounts payable shows a decrease for the current six-month period of $80,000 as it shows a decrease for the prior six-month periods of $183,000. The company strives to pay all invoices within terms, and the variance is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses increased $48,000 for the current six-month period as compared to a $4,000 decrease for the six-month period ended October 31, 2021. The difference in the amounts is primarily due to timing issues.

Investing

●	As for our investment activities, the Company purchased $209,000 of property and equipment during the current six-month period. In comparison, $40,000 was spent on purchases of property and equipment during the corresponding six months last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six-month period ended October 31, 2022 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six-month period ended October 31, 2022 was $224,000 compared to $208,000 spent in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back its common stock when the opportunity arises. For the six-month period ended October 31, 2022, the Company purchased $3,000 worth of treasury stock, in comparison to $26,000 repurchased in the corresponding six-month period last year.

●	The company declared a dividend of $0.60 per share of common stock on September 30, 2022, which was paid out during the second quarter. This is an increase to the dividend of $0.50, which was declared and paid during the second fiscal quarter last year.

The following is a list of ratios to help analyze George Risk Industries’ performance:

	As of
	October 31, 2022	October 31, 2021
Working capital (current assets – current liabilities)	$45,396,000	$48,623,000
Current ratio (current assets / current liabilities)	15.155	16.358
Quick ratio ((cash + investments + AR) / current liabilities)	11.927	13.940

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2022. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30 ,2022, management identified the following material weakness in our internal control over financial reporting:

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

We continue to operate with a limited number of accounting and financial personnel. For the quarter ending October 31, 2022, the Company did not have a Controller, but management is looking to fill this position as soon as possible. Training will be required to fulfill disclosure control and procedure responsibilities, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements. Until sufficient training has taken place for this new Controller, we believe this control deficiency represents material weaknesses in internal control over financial reporting. To mitigate the effects of the material weakness identified in our annual report, the Company contracted with an outside CPA to perform a secondary review of our quarterly report filed on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase and issuance of common stock for the second quarter of fiscal year 2023.

Period	Number of shares repurchased/(issued)
August 1, 2022 – August 31, 2022	-0-
September 1, 2022 – September 30, 2022	-0-
October 1, 2022 – October 31, 2022	70

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

George Risk Industries, Inc.
(Registrant)

Date	December 15, 2022	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

