Form 10-K
period 2023-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2023-07-31
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐       No ☒

The aggregate market value, as of July 28, 2023, of the common stock (based on the average of the bid and asked prices of the shares on the OTCM of George Risk Industries, Inc.) held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $21,926,000.

The number of outstanding shares of the common stock as of July 31, 2023 was 4,928,508.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We do not intend to update any of the forward-looking statements to conform these statements to actual results except as required by applicable law, including the securities laws of the United States.

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

Products, Market, and Distribution

The Company designs, manufactures, and sells computer keyboards, proximity switches, security alarm components and systems, pool access alarms, water sensors, electronic switching devices, high security switches, and wire and cable installation tools. The Security sales division, which concentrates on selling products for security purposes, comprises approximately 96.6% of net revenues and these goods are sold to distributors and alarm dealers/installers.

The security segment has approximately 1,000 current customers. One of the distributors, Ademco, Inc. (previously known as ADI), accounts for approximately 35.8% of the Company’s sales of these products. Anixter, Inc. accounts for another 24.2% of the security segment of the Company sales. The loss of these distributors would be significant to the Company. However, both companies have purchased from the Company for many years and are expected to continue. Also, the Company has a written agreement with Ademco. This agreement was signed in February 2011 and was initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

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

Research and Development

The Company performs research and development for its customers when needed and as requested. Costs in connection with such product development have been borne by the customers. Costs associated with the development of new products are expensed as incurred. The Company also does R&D for itself to help in the development of new products.

Employees

GRI has approximately 175 employees.

Item 2 Properties

The Company owns the manufacturing and the office facilities that it operates in. Total square footage of the plant in Kimball, Nebraska is approximately 50,000 sq. ft. A 7,500 sq. ft. warehouse for raw material storage was purchased in June 2017 when the Company acquired its cable and wiring segment and another 9,600 sq. ft. building was purchased in April 2020 for additional expansion. Additionally, the Company purchased the 15,000 sq. ft. building that it previously leased from Bonita Risk, which has been used mainly for offices, in November 2019. Bonita Risk is a director of the Company.

The Company also owns a building in Gering, NE that is 7,200 sq. ft. in size. This is used for manufacturing. Currently, there are approximately 34 employees at the Gering site.

Item 3 Legal Proceedings

None.

Item 4 Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5 Market for the Registrant’s Common Equity and Related Stockholders’ Matter

Principal Market

The Company’s Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information

2023 Fiscal Year	High	Low
May 1—July 31	$12.24	$11.02
August 1—October 31	12.00	9.52
November 1—January 31	11.60	10.35
February 1—April 30	11.69	10.62

2022 Fiscal Year	High	Low
May 1—July 31	$13.05	$12.30
August 1—October 31	14.50	12.50
November 1—January 31	15.84	13.20
February 1—April 30	15.50	12.00

On September 30, 2022, a dividend of $.60 per common share was declared for the fiscal year ending April 30, 2023.

For the prior fiscal year, a dividend of $.50 per common share was declared on September 30, 2021.

The number of holders of record of the Company’s Class A Common Stock as of April 30, 2023, was approximately 1,101.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the Company’s common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2023 Fiscal Year	Number of shares repurchased
May 1—July 31	200
August 1—October 31	70
November 1—January 31	175
February 1—April 30	200

2022 Fiscal Year	Number of shares repurchased
May 1—July 31	13
August 1—October 31	2,000
November 1—January 31	700
February 1—April 30	12,568

There are still approximately 225,000 shares available to be repurchased under the current resolution.

Item 6 Selected Financial Data

Not Applicable

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

George Risk Industries, Inc. (GRI) (the “Company”) is a diversified manufacturer of electronic components, encompassing the security industry’s widest variety of door and window contact switches, environmental products, wire and cable installation tools, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 11.1% of revenues for fiscal year 2023 and 10.7% for 2022.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The Company has substantial marketable securities holdings and these holdings have a material impact on the financial results. For the fiscal year ending April 30, 2023, the percentage of other income (expense) was a gain of 12.98% of income before income taxes. In comparison, for the year ending April 30, 2022, the percentage of other income (expense) was a loss of 30.11% of the income before income taxes. Management’s philosophy behind having holdings in marketable securities is to keep the money working and to gain interest on the cash that is not needed to be put back into the business. Over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

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

Liquidity and Capital Resources

Operating

Net cash decreased by $1,135,000 during the year ended April 30, 2023 compared to a decrease of $1,248,000 during the year ended April 30, 2022. Accounts receivable decreased by $627,000 during the current year while showing a $326,000 increase in the prior year. The current decrease in cash flow from accounts receivable is the result of a combination of slightly faster collection of accounts receivable and decreased sales. At April 30, 2023, 79.90% of receivables were less than 60 days and 4.95% were over 90 days. In comparison, 75.19% of the receivables were considered current (less than 60 days) and 7.86% of the total were over 90 days past due for the prior year during the same period.

Inventories increased by $3,604,000 in the fiscal year ended April 30, 2023, while the prior year showed an increase of $2,430,000 at year end. The current year increase is a result of having more raw materials on hand since sales had increased previously and having the raw material costing more than before. In turn, with material and labor costs rising, the work in process and finished goods inventories have also increased.

Prepaid expenses decreased by $761,000 while they increased $903,000 in the current and prior year, respectively. The current year decrease is due to not having as many prepayments of raw materials than at year-end last year and not having to renew multi-year subscriptions in the current year.

Income tax overpayment increased by $680,000 for the year ended April 30, 2023, compared to a $196,000 increase in income tax payable for the year ended April 30, 2022. The current increase is largely due to having slightly lower sales and income before tax and not making larger income tax estimates than last year.

For the year ended April 30, 2023, accounts payable increased by $226,000 as compared to a decrease of $157,000 for the same period the year before. The change in cash with regards to accounts payable is largely based on timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses increased $111,000 for the year ended April 30, 2023, due to having significantly more accrued customer liability refund calculated compared to the prior year.

Investing

As for investment activities, $548,000 was spent on purchases of property and equipment during the current fiscal year, compared to $390,000 during the year ended April 30, 2022 These capitalized costs mainly consisted of purchases of machinery and equipment and making capital improvements. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2023 was $764,000 versus the $787,000 spent for the corresponding period last year. Conversely, net proceeds from the sale of marketable securities were $25,000 and $452,000 at April 30, 2023 and 2022, respectively. The Company uses “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

Financing

Cash used in financing activities consists of two items. First, for the year ended April 30, 2023, $2,689,000 was spent on the payment of dividends. The Company declared a dividend of $0.60 per share of common stock on September 30, 2022 for the current fiscal year, while a $0.50 per share of common stock dividend was declared on September 30, 2021 and issued in the prior fiscal year. Second, the Company continues to purchase back its Class A common stock when the opportunity arises. For the year ended April 30, 2023, the Company purchased $7,000 of treasury stock and $211,000 was bought back for the year ended April 30, 2022. In an effort to repurchase its Class A Common Stock, the Company has been actively searching for stockholders that have been “lost” over the years.

At April 30, 2023, working capital increased 3.28% in comparison to the previous fiscal year. The Company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The Company’s quick ratio decreased to 14.648 for the year ended April 30, 2023 compared to 15.549 for the year ended April 30, 2022.

Results of Operations

GRI completed the fiscal year ending April 30, 2023 with a net profit of 23.81% of net sales. Net sales were at $19,979,000, down 3.65% over the previous fiscal year. The decrease in sales is a result of a slowing economy which has seen inflation grow to some of its highest levels in the last 15 years. Cost of goods sold was 53.08% of net sales for the year ended April 30, 2023 and 51.70% for the same period last year. Management aims to keep the cost of goods sold percentage within 50% and was just slightly over that percentage for the current fiscal year. Management strives to be as efficient as possible since wages and material costs continue to increase, due to the increased inflation in our economy. Management offset some of these added expenses by implementing a 10% price increase effective January 1, 2023.

Operating expenses were 21.59% of net sales for the year ended April 30, 2023 as compared to 21.06% for the corresponding period last year. Management’s goal is to keep the operating expenses around 30% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2023 was at $5,060,000, which is a 10.41% decrease from the corresponding period last year, which had income from operations of $5,648,000.

Other income and expense results for the fiscal year ended April 30, 2023 produced a gain of $755,000. This is in comparison to a loss of $1,307,000 for the fiscal year ending April 30, 2022. Dividend and interest income was $1,068,000, which is up 3.99% over the prior year. Dividend and interest income at April 30, 2022 was $1,027,000. Investments in marketable securities are presented at fair value and an unrealized gain or loss is recorded within the statements of operations, a non-cash entry. As a result, an unrealized loss of $31,000 was recorded for the fiscal year ended April 30, 2023 and an unrealized loss of $2,764,000 was recorded for the prior year ended April 30, 2022. Net loss on the sale of investments for the current fiscal year was $291,000, which is a 170.29% decrease over the net gain on the sale of investments of $414,000 for the fiscal year ending April 30, 2022.

Net income for the year ended April 30, 2023 was $4,757,000, which is up 33.40% from the prior year, which produced net income of $3,566,000. Basic and diluted earnings per common share (“EPS”) for the year ended April 30, 2023 was $0.96 per share. Basic and diluted EPS for the year ended April 30, 2022 was $0.72 per share.

Management is hopeful that sales will increase for the fiscal year ending April 30, 2024. Opportunities for Management include focusing on finding ways to get our products out to our customers in a timelier manner. One way we are doing this is by looking into more automation. Challenges facing Management include obtaining certain raw materials and the increased costs of most raw materials because of inflation. The Company also struggles to get enough workers to fill production needs. Our Security sales division, which is our largest sales generator, is directly tied to the housing industry and we normally experience the same fluctuations. We are always researching and developing new products that will help our sales increase. There were a few new or improved products that were successfully launched in fiscal year 2023, and we are confident that more new products will be released soon, and we are searching for products that complement our current offerings. Management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Due to the Company’s strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing techniques and established customers to deliver new products and increase sales and profits.

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

Research is being done on updating our small profile glass break detector, in addition to looking at development of programmable temperature and humidity sensors with built-in hysteresis.

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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. The most critical accounting policies relate to accounts receivable; marketable securities; inventory; income taxes; and segment reporting.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. Management performs continuing credit evaluations of its customers’ financial condition and the Company generally does not require collateral.

The Company records an allowance for credit losses based on an analysis of specifically identified customer balances. The Company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off.

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

Segment Reporting and Related Information—The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. US GAAP also requires disclosures about products and services, geographic area, and major customers.

Related Party Transactions — One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. Year end balances of accounts held at this bank are $4,637,000 for the year ended April 30, 2023 and $5,058,000 for the year ended April 30, 2022. The Company also received interest income from FirsTier Bank in the amount of approximately $102,700 for the fiscal year ended April 30, 2023 and approximately $58,800 was received for the fiscal year ended April 30, 2022.

Item 8 Financial Statements

Index to Financial Statements

George Risk Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of George Risk Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of George Risk Industries, Inc. (the Company) as of April 30, 2023 and 2022, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Revenue Recognition – Refer to Note 1 of the Financial Statements

Critical Audit Matter Description

The Company primarily generates revenue through non-complex sales transactions that require limited judgement. However, there are instances in which revenue contracts contain complexities that are subject to critical judgment around when the performance obligation is satisfied. These specific elements of revenue are variable considerations, returns and allowances.

Consideration in contracts with customers is variable due to anticipated reductions such as discounts, rebates, and allowances. Accordingly, revenues are recorded net of estimated variable consideration, returns and allowances, based on known or expected values.

This matter was considered a critical audit matter as there is a high degree of auditor effort in performing procedures and evaluation of audit evidence related to contractual terms in customer arrangements to determine the amounts of consideration.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures related to the Company’s revenue recognition for these specific elements are the following:

●	We evaluated management’s significant accounting policies related to various elements of revenue recognition.

●	We performed analytical procedures to test the reasonableness of recorded balances.

●	For a sample of transactions, we inspected source documents, including customer contracts or purchase orders, third-party shipping information, invoices, and relevant communication.

●	Evaluated contractual terms in customer arrangements that impact management determination of the variable consideration related to the productions and related recognition of revenue on a sample basis.

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

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures related to the Company’s process for debt securities valuations as well as the process for equity securities other than temporary impairment evaluation included are the following:

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

/s/ Haynie and Company

We have served as the Company’s auditor since 1992.
Littleton, CO
Firm ID 457
July 31, 2023

George Risk Industries, Inc.

Balance Sheets

As of April 30, 2023 and 2022

	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,943,000	$6,078,000
Investments and securities	31,363,000	30,979,000
Accounts receivable:
Trade, net of allowance for credit losses of $17,922 and $33,531 for 2023 and 2022, respectively	3,503,000	4,114,000
Other	59,000	16,000
Income tax overpayment	403,000	—
Inventories, net	11,443,000	7,940,000
Prepaid expenses	651,000	1,362,000
Total Current Assets	52,365,000	50,489,000

Property and Equipment, at cost, net	1,997,000	1,782,000

Other Assets
Investment in Limited Land Partnership, at cost	344,000	344,000
Projects in process	83,000	83,000
Other	13,000	62,000
Total Other Assets	440,000	489,000

Intangible Assets, net	1,149,000	1,271,000

TOTAL ASSETS	$55,951,000	$54,031,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Balance Sheets (Continued)

As of April 30, 2023 and 2022

	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$546,000	$320,000
Dividends payable	2,565,000	2,296,000
Deferred income	43,000	—
Accrued expenses	421,000	354,000
Income tax payable	—	277,000
Total Current Liabilities	3,575,000	3,247,000

Long-Term Liabilities
Deferred income taxes	1,727,000	1,742,000
Total Long-Term Liabilities	1,727,000	1,742,000

Total Liabilities	5,302,000	4,989,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income (loss)	(161,000)	(137,000)
Retained earnings	52,481,000	50,843,000
Less: treasury stock, 3,572,338 and 3,571,693 shares, at cost	(4,554,000)	(4,547,000)
Total Stockholders’ Equity	50,649,000	49,042,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$55,951,000	$54,031,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Income Statements

For the years ended April 30, 2023 and 2022

	Year ended	Year ended
	April 30, 2023	April 30, 2022

Net Sales	$19,979,000	$20,735,000
Less: Cost of Goods Sold	(10,605,000)	(10,720,000)
Gross Profit	9,374,000	10,015,000

Operating Expenses:
General and Administrative	1,380,000	1,426,000
Selling	2,836,000	2,857,000
Engineering	98,000	84,000
Total Operating Expenses	4,314,000	4,367,000

Income From Operations	5,060,000	5,648,000

Other Income (Expense)
Other Income	6,000	16,000
Dividend and Interest Income	1,068,000	1,027,000
Unrealized (Loss) on Equity Securities	(31,000)	(2,764,000)
Gain (Loss) on Sale of Investment	(291,000)	414,000
Gain on Sale of Assets	3,000	—
Total Other Income (Expense)	755,000	(1,307,000)

Income Before Provisions for Income Taxes	5,815,000	4,341,000

Provisions for Income Taxes
Current Expense	1,226,000	1,669,000
Deferred tax (benefit)	(168,000)	(894,000)
Total Income Tax Expense	1,058,000	775,000

Net Income	$4,757,000	$3,566,000

Earnings Per Share of Common Stock
Basic	$0.96	$0.72
Diluted	$0.96	$0.72

Weighted Average Number of Common Shares Outstanding (Basic)	4,930,835	4,941,825
Weighted Average Number of Common Shares Outstanding (Diluted)	4,951,335	4,962,325

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2023 and 2022

	Year ended	Year ended
	April 30, 2023	April 30, 2022

Net Income	$4,757,000	$3,566,000

Other Comprehensive (Loss), Net of Tax
Unrealized (loss) on debt securities:
Unrealized holding (losses) arising during period	(33,000)	(344,000)
Income tax benefit related to other comprehensive income	9,000	99,000
Other Comprehensive (Loss)	(24,000)	(245,000)

Comprehensive Income	$4,733,000	$3,321,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2023 and 2022

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2021	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.50 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2022	4,100	99,000	8,502,881	850,000

Prior period adjustment for provisions related to depreciation	—	—	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $0.60 per common share outstanding

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2023	4,100	$99,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2023 and 2022

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income (Loss)	Earnings	Total
$1,934,000	3,556,412	$(4,336,000)	$108,000	$49,749,000	$48,404,000

—	15,281	(211,000)	—	—	(211,000)

—	—	—	—	(2,472,000)	(2,472,000)

—	—	—	(245,000)	—	(245,000)

—	—	—	—	3,566,000	3,566,000

1,934,000	3,571,693	(4,547,000)	(137,000)	50,843,000	49,042,000

—	—	—	—	(161,000)	(161,000)

—	645	(7,000)	—	—	(7,000)

—	—	—	—	(2,958,000)	(2,958,000)

—	—	—	(24,000)	—	(24,000)

—	—	—	—	4,757,000	4,757,000

$1,934,000	3,572,338	$(4,554,000)	$(161,000)	$52,481,000	$50,649,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2023	April 30, 2022

Cash Flows From Operating Activities:
Net Income	$4,757,000	$3,566,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445,000	435,000
Realized (gain) loss on sale of investments	224,000	(414,000)
Impairment on investments	67,000	—
Unrealized loss on equity securities	31,000	2,764,000
Provision for credit losses on accounts receivable	(16,000)	24,000
Reserve for obsolete inventory	100,000	113,000
(Gain) on sale of assets	(3,000)	—
Deferred income taxes	(167,000)	(894,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	627,000	(326,000)
Inventories	(3,604,000)	(2,430,000)
Prepaid expenses	761,000	(903,000)
Other receivables	(43,000)	—
Income tax overpayment	(680,000)	—
Increase (decrease) in:
Accounts payable	226,000	(157,000)
Accrued expenses	111,000	(5,000)
Income tax payable	—	196,000
Net cash from operating activities	2,836,000	1,969,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	12,000	—
(Purchase) of property and equipment	(548,000)	(390,000)
Proceeds from sale of marketable securities	25,000	452,000
(Purchase) of marketable securities	(764,000)	(787,000)
(Purchase) of long-term investment	—	(24,000)
Net cash from investing activities	(1,275,000)	(749,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(7,000)	(211,000)
Dividends paid	(2,689,000)	(2,257,000)
Net cash from financing activities	(2,696,000)	(2,468,000)

Net Change in Cash and Cash Equivalents	(1,135,000)	(1,248,000)

Cash and Cash Equivalents, beginning of year	6,078,000	7,326,000

Cash and Cash Equivalents, end of year	$4,943,000	$6,078,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$2,070,000	$1,575,000
Interest expense	—	—

Cash receipts for:
Income taxes	$176,000	$114,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Notes to Financial Statements

April 30, 2023

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

Accounts Receivable and Allowance for Estimated Credit Losses — Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. The Company extends credit to its customers based on their credit worthiness and performs continuing credit evaluations of its customers’ financial condition. If the Company believes the extension of credit is not advisable, other payment methods such as prepayments are required. Balances deemed uncollectible by the Company are written off against our allowance for credit loss accounts.

The Company maintains an allowance for estimated credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectation of specifically identified customer balances. This allowance is adjusted as appropriate to reflect current conditions. The Company has recorded an allowance for estimated credit losses of $17,922 for the year ended April 30, 2023 and $33,531 for the year ended April 30, 2022 For the fiscal year ended April 30, 2023, the provision for credit losses on accounts receivable was a credit of $17,171 compared to an expense of $24,199 for the fiscal year ended April 30, 2022.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Property and Equipment — Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

Classification	Useful Life in Years	2023 Cost	2022 Cost
Dies, jigs, and molds	3–7	$1,871,000	$1,855,000
Machinery and equipment	5–10	2,632,000	2,224,000
Furniture and fixtures	5–10	222,000	222,000
Improvements	5–32	605,000	541,000
Buildings	20–39	1,151,000	1,151,000
Automotive	3–5	126,000	110,000
Software	2–5	425,000	425,000
Land	N/A	80,000	80,000
Total		7,112,000	6,608,000
Accumulated depreciation		(5,115,000)	(4,826,000)
Property and equipment, net		$1,997,000	$1,782,000

Depreciation expense of $323,000 and $312,000 was charged to operations for the years ended April 30, 2023 and 2022, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Investment in Limited Land Partnership — In November 2002, the Company purchased 6.67% of a prime 22-acre land parcel for development in Winter Park-Grand County, CO for investment purposes for a total of $200,000. The goal was to hold the property for resale(s) in 2-5 years, but many efforts to sell the property have not materialized. Over the years, there has been a total of $144,000 of additional contributions to aid in improvements and recurring expenses such as debt service, utilities, taxes, maintenance, insurance, and professional fees. Management has evaluated this investment and does not believe there is any impairment and that the full cost will be recovered when sold.

Intangible Assets — Intangible assets are amortized on a straight-line basis over their estimated useful lives, unless it is determined their lives to be indefinite. The intangible asset currently being amortized is intellectual property with a useful life of 15 years. As of April 30, 2023 the Company had $1,149,000 of net intangible asset costs, while the net intangible assets costs at April 30, 2022 were $1,271,000. Amortization expense was $122,000 for the year ended April 30, 2023 and $123,000 for the year ended April 30, 2022, respectively.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

As of April 30, 2023, future amortization of intangible assets is expected as follows:

Fiscal year end	Amortization amount
2024	$121,000
2025	$121,000
2026	$121,000
2027	$121,000
2028	$121,000
Thereafter	$544,000
$1,149,000

Basic and Diluted Earnings per Share — The Company computes earnings per share in accordance with Accounting Standards Codification (“ASC”) 260-10-45 Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of income. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings per share excludes all potential common shares if their effect is anti-dilutive.

Advertising — Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $105,000 and $162,000 for the years ended April 30, 2023 and 2022, respectively.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. The Internal Revenue Service (“IRS”) may generally access additional income tax records for the most recent three years. This would generally prevent the IRS from opening an examination for years ending on or before April 30, 2019. However, there are exceptions that can extend the statute of limitations to six years, and in some cases, prevent the statute of limitations from ever expiring. Interest and penalties accrued on uncertain tax positions are recorded as income tax expense.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

It has been determined that the Company does not have uncertain tax positions on its tax returns for the years 2022, 2021, and prior. Based on evaluation of the 2023 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

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

Investments — The accounting policies for the Company’s principal investments are as follows: Debt Securities and Equity Securities: Effective May 1, 2018, the Company adopted Accounting Standards Update 2016-01 “Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. As a result, the Company measures its equity securities at fair value and recognizes any changes in fair value in net income. Prior to adoption, equity securities were designated as available-for-sale and reported at fair value with unrealized capital gains (losses) recorded in Accumulated other comprehensive income (loss) (“AOCI”). The Company’s debt securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented, net of related changes, in deferred income taxes. Purchases and sales of debt securities and equity securities are recorded on the trade date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out (“FIFO”) basis.

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

Revenue Recognition —The Company accounts for revenue using the guidance provided by ASC 606, “Revenue from Contracts with Customers.” The Company recognizes product revenue using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when performance obligations are satisfied. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped.

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

Segment Reporting and Related Information — The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2023, the Company operated in three segments organized by security line products, cable and wiring tools (Labor Saving Devices - LSDI) products, and all other products. See Note 9 for further segment information disclosures.

Prior Period Financial Statement Adjustment – In connection with the preparation of our financial statements, we identified an immaterial misstatement to our financial statements in the Company’s fiscal year end 2022 Annual Report. The misstatement is related to a difference in deferred taxes on depreciation for a few years and up through the year ended April 30, 2022. In accordance with Staff Accounting Bulletins No. 99 (“SAB No. 99”) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” we evaluated the misstatement and determined that the related impact was not consequential to our financial statements for any annual or interim period for fiscal 2022, any other prior period, nor would the cumulative impact of correcting the misstatement be consequential to our results of operations and equity for the fiscal and interim periods of 2023.

Recently Issued Accounting Pronouncements — There are no new accounting pronouncements that are expected to have a significant impact on our financial statements.

Subsequent Events – Management has evaluated all events or transactions that occurred after April 30, 2023 and through the date of this report. During this period, the Company received news about its investment in the limited land partnership. The sale of this property (called Idlewild) closed on June 30, 2023. Disbursement of the sale proceeds are contingent on finishing wetland restoration of the land. The limited land partnership intends to start making periodic distributions of the net proceeds of the sale in January 2024.

2.	Inventories

Inventories at April 30, 2023 and 2022, consisted of the following:

	2023	2022
Raw materials	$9,886,000	$6,772,000
Work in process	678,000	618,000
Finished goods	1,267,000	838,000
	11,831,000	8,228,000
Less: allowance for obsolete inventory	(388,000)	(288,000)
Inventories, net	$11,443,000	$7,940,000

3.	Investments

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

As of April 30, 2023 and 2022, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Reported
April 30, 2023	Basis	Gains	Losses	Value
Municipal bonds	$5,396,000	$46,000	$(230,000)	$5,212,000
REITs	$93,000	$-	$(22,000)	$71,000
Equity securities	$18,605,000	$6,915,000	$(501,000)	$25,019,000
Money Markets and CDs	$1,060,000	$1,000	$-	$1,061,000
Total	$25,154,000	$6,962,000	$(753,000)	$31,363,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Reported
April 30, 2022	Basis	Gains	Losses	Value
Municipal bonds	$5,625,000	$41,000	$(229,000)	$5,437,000
REITs	$131,000	$16,000	$(3,000)	$144,000
Equity securities	$18,322,000	$6,921,000	$(473,000)	$24,770,000
Money Markets and CDs	$628,000	$-	$-	$628,000
Total	$24,706,000	$6,978,000	$(705,000)	$30,979,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $67,000 for the year ended April 30, 2023, but did not have to record any impairment losses for the year ended April 30, 2022.

The Company’s investments are actively traded in the stock and bond markets. Therefore, there is either a realized gain or loss that is recorded when a sale happens. For the fiscal year ended April 30, 2023 the Company had sales of equity securities which yielded gross realized gains of $512,000 and gross realized losses of $740,000. For the same period, there were not any sales of debt securities for gross realized gains, but sales of debt securities yielded gross realized losses of $63,000. Conversely, the Company recorded gross realized gains on equity securities of $661,000 and gross realized losses of $221,000 for the fiscal year ending April 30, 2022. As for debt securities, there were not any sales of debt securities for gross realized gains, but sales of debt securities yielded gross realized losses of $26,000 for the fiscal year ending April 30, 2022. The gross realized loss numbers include the impaired figures listed in the previous paragraph. Additionally, proceeds from sales of securities available for sale were $25,000 for the fiscal year ended April 30, 2023 and were $452,000 for the prior fiscal year.

3.	Investments, continued

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2023 and 2022.

Unrealized Loss Breakdown by Investment Type at April 30, 2023

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$868,000	$(6,000)	$3,769,000	$(224,000)	$4,637,000	$(230,000)
REITs	$36,000	$(9,000)	$35,000	$(13,000)	$71,000	$(22,000)
Equity securities	$3,048,000	$(140,000)	$2,209,000	$(361,000)	$5,257,000	$(501,000)
Total	$3,952,000	$(155,000)	$6,013,000	$(598,000)	$9,965,000	$(753,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2022

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$4,420,000	$(142,000)	$539,000	$(87,000)	$4,959,000	$(229,000)
REITs	$18,000	$(1,000)	$26,000	$(2,000)	$44,000	$(3,000)
Equity securities	$4,157,000	$(424,000)	$274,000	$(49,000)	$4,431,000	$(473,000)
Total	$8,595,000	$(567,000)	$839,000	$(138,000)	$9,434,000	$(705,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at April 30, 2023 and 2022.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings and does not consider these investments to be other-than-temporarily impaired at April 30, 2023 and 2022.

4.	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $58,000 and $63,000 were paid in each of the fiscal years ending April 30, 2023 and 2022, respectively.

5.	Stockholders’ Equity

Preferred Stock—Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2023 and 2022.

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

During the fiscal year ended April 30, 2023, the Company purchased 645 shares of Class A common stock. This was initiated by stockholders contacting the Company.

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

	April 30, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$4,757,000
Basic EPS	$4,757,000	4,930,835	$0.96
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$4,757,000	4,951,335	$0.96

	April 30, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,566,000
Basic EPS	$3,566,000	4,941,825	$0.72
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$3,566,000	4,962,325	$0.72

7.	Commitments, Contingencies, and Related Party Transactions

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. Year end balances of accounts held at this bank are $4,637,000 for the year ended April 30, 2023 and $5,058,000 for the year ended April 30, 2022. The Company also received interest income from FirsTier Bank in the amount of approximately $102,700 for the year ended April 30, 2023 and $58,800 for the year ended April 30, 2022.

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

8.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future income and deductions implicit in the Balance Sheets. The income tax provision for the fiscal year ended April 30, 2023 and 2022 consisted of the following:

Year Ended April 30,	2023	2022
Current:
Federal	$1,051,000	1,202,000
State	175,000	467,000
Deferred:
Federal	(108,000)	(652,000)
State	(60,000)	(242,000)
Total income tax provision	$1,058,000	$775,000

Reconciliation of income taxes with Federal and State taxable income:

	2023	2022
Income before income taxes	$5,815,000	$4,341,000
State income tax deduction	(351,000)	(477,000)
Interest and dividend income	(511,000)	(524,000)
Nondeductible expenses and timing differences	(11,000)	3,120,000
Taxable income	$4,942,000	$6,460,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

	2023	2022
Income tax provision at statutory rate	$1,657,000	$1,251,000
Increase (decrease) income taxes resulting from:
State income taxes	(100,000)	(138,000)
Interest and dividend income	(146,000)	(151,000)
Deferred taxes	(168,000)	(894,000)
Other temporary and permanent differences	(185,000)	707,000
Income tax expense	$1,058,000	$775,000

Federal tax rate	21.00%	21.00%
State tax rate	7.50%	7.81%
Blended statutory rate	28.50%	28.81%

Deferred tax assets (liabilities) consist of the following components at April 30, 2023 and 2022:

	2023	2022
Deferred tax assets (liabilities):
Depreciation	$(276,000)	$(67,000)
Capitalized R&D expense	165,000	$—
Inventory valuation	111,000	83,000
Allowance for doubtful accounts	5,000	10,000
Accrued vacation	37,000	39,000
Accumulated unrealized (gain)/loss on investments	(1,769,000)	(1,807,000)
Net deferred tax assets (liabilities)	$(1,727,000)	$(1,742,000)

9.	Business Segments

The following is financial information relating to industry segments:

	Quarter ended	Year ended	Year ended
	April 30,	April 30,	April 30,
	2023	2023	2022
	(Unaudited)
Net revenue:
Security alarm products	$4,349,000	$17,428,000	$17,833,000
Cable & wiring tools	309,000	1,870,000	2,130,000
Other products	127,000	681,000	772,000
Total net revenue	$4,785,000	$19,979,000	$20,735,000

Income from operations:
Security alarm products	1,031,000	4,414,000	4,858,000
Cable & wiring tools	111,000	474,000	580,000
Other products	40,000	172,000	210,000
Total income from operations	$1,182,000	$5,060,000	$5,648,000

Depreciation and amortization:
Security alarm products	47,000	194,000	173,000
Cable & wiring tools	30,000	122,000	123,000
Other products	24,000	81,000	78,000
Corporate general	13,000	48,000	62,000
Total depreciation and amortization	$114,000	$445,000	$436,000

Capital expenditures:
Security alarm products	162,000	237,000	366,000
Cable & wiring tools	—	—	—
Other products	122,000	268,000	11,000
Corporate general	43,000	43,000	13,000
Total capital expenditures	$327,000	$548,000	$390,000

	April 30, 2023	April 30, 2022
Identifiable assets:
Security alarm products	14,251,000	11,537,000
Cable & wiring tools	2,548,000	2,509,000
Other products	981,000	732,000
Corporate general	38,171,000	39,253,000
Total assets	$55,951,000	$54,031,000

10.	Concentrations

The Company maintains the majority of its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2023 and 2022, the Company had uninsured balances of $4,530,000, and $5,256,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

Management also has cash funds with Wells Fargo Bank with uninsured balances of $56,000 and $769,000 for the years ending April 30, 2023 and 2022, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

The Company has sales to a security alarm distributor representing 36% of total sales for the year ended April 30, 2023 and 35% of total sales for the year ended April 30, 2022. This distributor accounted for 44% and 50% of accounts receivable at April 30, 2023 and 2022, respectively.

Security switch sales made up 87% of total sales for the fiscal year ending April 30, 2023 and 86% of total sales for the fiscal year ending April 30, 2022.

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

Investments and Marketable Securities

As of April 30, 2023 and 2022, The Company’s investments consisted of money markets, publicly traded equity securities, REITs as well as certain state and municipal bonds. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds and REITs; the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$5,212,000	—	$5,212,000
REITs	—	$71,000	—	$71,000
Equity Securities	$25,019,000	—	—	$25,019,000
Money Markets and CDs	$1,061,000	—	—	$1,061,000
Total fair value of assets measured on a recurring basis	$26,080,000	$5,283,000	—	$31,363,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$5,437,000	—	$5,437,000
REITs	—	$144,000	—	$144,000
Equity Securities	$24,770,000	—	—	$24,770,000
Money Markets and CDs	$628,000	—	—	$628,000
Total fair value of assets measured on a recurring basis	$25,398,000	$5,581,000	—	$30,979,000

Item 9	Disagreements on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A	Controls and Procedures

Evaluation of disclosure controls and procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2023 our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective for the years ended of April 30, 2023 and 2022, due to a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weakness in internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of duties for proper internal controls and financial reporting, particularly as it relates to financial reporting to assure material disclosures or implementation of newly issued accounting standards are included. A secondary review over annual and quarterly filings does occur with an outside party. A part-time Controller was hired in March 2023, but the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. We do not believe we have met the full requirement for separation of duties for financial reporting purposes.

Because of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of April 30, 2023 and 2022, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 9B	Other Information

None.

Part III

Item 10	Directors and Executive Officers of the Registrant

(a & b) Identification of Directors and Executive Officers

All the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2023, is furnished with respect to each director and executive officer:

Name	Principal Occupation or Employment	Age	Director or Officer Since
Stephanie M. Risk-McElroy	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	51	August 8,1999
Sharon Westby	Secretary/Treasurer	71	June 16, 2006
Donna Debowey	Director, retired GRI plant manager	85	July 12, 2005
Joel H. Wiens	Director, FirsTier Banks	93	September 6, 2007
Bonita P. Risk	Director, Stock Transfer Agent at GRI	73	March 15, 2013
Jerry Knutsen	Director, retired business owner	80	August 29, 2016

The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2023:

Name	Director’s Fees Paid	Stock Awards	Option Awards	Non-equity incentive plan compen-sation	Non-qualified deferred compensation earnings	Total
Stephanie Risk-McElroy (1)	—	—	—	—	—	—
Sharon Westby (1)	—	—	—	—	—	—
Donna Debowey (2)	$200	—	—	—	—	$200
Joel H. Wiens (2)	—	—	—	—	—	—
Bonita P. Risk (1)	—	—	—	—	—	—
Jerry Knutsen	$200	—	—	—	—	$200

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

(e) Business Experience of Directors and Executive Officers

Stephanie Risk-McElroy, Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, has over twenty-nine years of experience in the accounting field. Mrs. Risk-McElroy graduated from Hastings College with a degree in Accounting. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner’s Auto Korner in Hastings, NE. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO. Upon the death of her father, Ken R. Risk, in February 2013, she was appointed to the position of Chairman of the Board and Chief Executive Officer.

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

Mrs. Westby continues in her position on the Board of Directors at GRI with over 37 years of experience with the Company. She has seen the Company through many years of ups and downs, has broad knowledge of her product line and is very customer oriented in trying to sell her products to the “non-security use” industry.

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

Mr. Wiens took his place on the Board of Directors when his predecessor Mike Nelson, (who is affiliated with Mr. Wiens’ financial institutions) retired from the Board to take another position within the banks and moved away. Joel’s knowledge and experience in business and industry span 60+ years and serves as a valuable asset to GRI.

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

Jerry Knutsen, Director, has lived in Kimball, Nebraska most of his life. He left the community for a few years to attend the University of Nebraska at Lincoln. Before his retirement, Jerry owned and operated several businesses over his career, including Knutsen Oil, Inc., Marv’s LP Gas, Inc., and Jerry Knutsen, Inc., and he co-owned Kimball Ford-Lincoln-Mercury. He served 24 years and held several positions on the school board in Kimball, NE. Mr. Knutsen is a past member and president of The Nebraska Propane Gas Association and The Nebraska Petroleum Marketers & Convenience Store Association. Other boards he is presently serving on include the Kimball Schools Foundation Board of Directors and Kimball Health Services Board of Trustees.

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2023, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2023 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11	Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the Company to executive officers for services rendered in all capacities during each of the Company’s fiscal years ended April 30, 2023 and 2022.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Bonita Risk, Director,	2023	$42,000	$—	—	—	—	—	$132,000	$174,000
Shareholder, Employee	2022	$41,000	$—	—	—	—	—	$148,000	$189,000
Stephanie Risk-McElroy,	2023	$104,000	$—	—	—	—	—	$56,000	$160,000
CEO/CFO, Director, Shareholder	2022	$103,000	$—	—	—	—	—	$49,000	$152,000
Scott McMurray, Director of Sales	2023	$55,000	$—	—	—	—	—	$83,000	$138,000
2022		$53,000	$—	—	—	—	—	$86,000	$139,000

Bonita Risk, Stephanie Risk-McElroy, and Scott McMurray receive a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2023 and 2022.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2023 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 4,930,543 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2023. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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

Stephanie M. Risk-McElroy Chairman, CEO, & CFO	1,775	Less than 1%
Donna Debowey – Director	500	Less than 1%
Daniel Douglas – Vice President, Materials	250	Less than 1%

All Officers and Directors as a group	2,949,653	59.82%

(1)	Unless otherwise indicated, the address of the named beneficial owner is George Risk Industries, Inc., 802 S. Elm St., Kimball, NE 69145.

(2)	Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3)	Based on the net shares outstanding as of April 30, 2023. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,572,338).

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13	Certain Relationships and Related Party Transactions

During each of three years ended April 30, 2023, 2022, and 2021, the Company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party	2023	2022	2021
Bank Balances
Joel Wiens, Director	$4,636,584	$5,058,307	$6,885,460
Interest Income
Joel Wiens, Director	$102,713	$58,751	$54,761

Item 14	Principal Accountant Fees and Services

1)	Audit Fees

For each of the last two fiscal years the Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

FYE 2023	$78,000	Haynie & Company
	$1,763	Carey Schroeder, CPA

FYE 2022	$61,060	Haynie & Company

2)	Audit-Related Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the Company’s employee benefit plan. The amounts are listed below:

FYE 2023	$10,500	Haynie & Company

FYE 2022	$8,000	Haynie & Company

3)	Tax Fees

The Company incurred aggregate fees or expenses for professional services rendered by tax accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

FYE 2023	$6,000	Tax Resources Group, Inc.
	$4,900	Tax Resources Group, Inc.

FYE 2022	$4,875	Tax Resources Group, Inc .

4)	All Other Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for restatement of some of the Company’s 10-Qs and 10-K. The amounts are listed below:

FYE 2023	None

FYE 2022	None

5)	The Board of Directors considered whether, and determined that, the auditor’s provisions of non-audit services were compatible with maintaining the auditor’s independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15	Exhibits and Reports on Form 8–K

3.(1).a	Articles of Incorporation—Filed as Exhibit 5 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1970, and incorporated by reference herein

3.(i).b	Certificate of Amendment to the Articles of Incorporation of the Registrant—Filed as Exhibit 1.2 to the Registrant’s Form 10–K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c	By-laws—Filed as Exhibit 1.3 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1971, and incorporated by reference herein

10.1	Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group (“ADI”) and George Risk Industries, Inc. – Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended April 30, 2012, and incorporated by reference herein. *

31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ STEPHANIE M. RISK-MCELROY	July 31, 2023
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHANIE M. RISK-MCELROY	July 31, 2023
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

/s/ DONNA DEBOWEY	July 31, 2023
DONNA DEBOWEY	Date
Director

/s/ JOEL H. WIENS	July 31, 2023
JOEL H. WIENS	Date
Director

/s/ BONITA P. RISK	July 31, 2023
BONITA P. RISK	Date
Director

/s/ JERRY KNUTSEN	July 31, 2023
JERRY KNUTSEN	Date
Director

