Form 10-Q
period 2023-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2023-09-14
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 14, 2023 was 4,927,408.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1:	Financial Statements

The unaudited financial statements for the three-month period ended July 31, 2023 are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	July 31, 2023	April 30, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,554,000	$4,943,000
Investments and securities, at fair value	32,992,000	31,363,000
Accounts receivable:
Trade, net of allowance for credit losses of $21,730 and $17,922	3,067,000	3,503,000
Other	19,000	59,000
Income tax overpayment	99,000	403,000
Inventories, net	11,964,000	11,443,000
Prepaid expenses	1,208,000	651,000
Total Current Assets	54,903,000	52,365,000

Property and Equipment, net, at cost	2,111,000	1,997,000

Other Assets
Investment in Limited Land Partnership, at cost	344,000	344,000
Projects in process	20,000	83,000
Other	1,000	13,000
Total Other Assets	365,000	440,000

Intangible assets, net	1,119,000	1,149,000

TOTAL ASSETS	$58,498,000	$55,951,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	July 31, 2023	April 30, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$496,000	$546,000
Dividends payable	2,563,000	2,565,000
Deferred income	23,000	43,000
Accrued expenses:
Payroll and related expenses	439,000	421,000
Property taxes	4,000	—
Total Current Liabilities	3,525,000	3,575,000

Long-Term Liabilities
Deferred income taxes	1,995,000	1,727,000
Total Long-Term Liabilities	1,995,000	1,727,000

Total Liabilities	5,520,000	5,302,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	(184,000)	(161,000)
Retained earnings	54,855,000	52,481,000
Less: treasury stock, 3,574,373 and 3,572,338 shares, at cost	(4,576,000)	(4,554,000)
Total Stockholders’ Equity	52,978,000	50,649,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,498,000	$55,951,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	July 31, 2023	July 31, 2022

Net Sales	$4,728,000	$5,210,000
Less: Cost of Goods Sold	(2,462,000)	(2,657,000)
Gross Profit	2,266,000	2,553,000

Operating Expenses:
General and Administrative	368,000	332,000
Sales	689,000	734,000
Engineering	22,000	21,000
Total Operating Expenses	1,079,000	1,087,000

Income From Operations	1,187,000	1,466,000

Other Income (Expense)
Other	8,000	2,000
Dividend and Interest Income	241,000	184,000
Unrealized gain (loss) on equity securities	1,634,000	(189,000)
Gain on sale of asset	8,000	—
(Loss) on Sale of Investments	(118,000)	(99,000)
	1,773,000	(102,000)

Income Before Provisions for Income Taxes	2,960,000	1,364,000

Provisions for Income Taxes
Current Expense	310,000	414,000
Deferred tax (benefit) expense	276,000	(101,000)
Total Income Tax Expense	586,000	313,000

Net Income	$2,374,000	$1,051,000

Basic Earnings Per Share of Common Stock	$0.48	$0.21
Diluted Earnings Per Share of Common Stock	$0.48	$0.21

Weighted Average Number of Common Shares Outstanding	4,928,974	4,931,022
Weighted Average Number of Shares Outstanding (Diluted)	4,949,474	4,951,522

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	July 31, 2023	July 31, 2022

Net Income	$2,374,000	$1,051,000

Other Comprehensive Income, Net of Tax
Unrealized gain on debt securities:
Unrealized holding gains (losses) arising during period	(31,000)	29,000
Income tax (expense) benefit related to other comprehensive income	8,000	(9,000)
Other Comprehensive Income	(23,000)	20,000

Comprehensive Income	$2,351,000	$1,071,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2022	4,100	$99,000	8,502,881	$850,000

Prior period adjustment for tax provisions related to depreciation	—	—	—	—

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2022	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2023	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITIY

FOR THE THREE MONTHS ENDED JULY 31, 2023 and 2022

(Unaudited)

				Accumulated
		Treasury Stock		Other
	Paid-In	(Common Class A)		Comprehensive	Retained
	Capital	Shares	Amount	Income	Earnings	Total
Balances, April 30, 2022	$1,934,000	3,571,693	$(4,547,000)	$(137,000)	$50,843,000	$49,042,000

Prior period adjustment for tax provisions related to depreciation	—	—	—	—	(161,000)	(161,000)

Purchases of common stock	—	200	(2,000)	—	—	(2,000)

Unrealized gain (loss), net of tax effect	—	—	—	20,000	—	20,000

Net Income	—	—	—	—	1,051,000	1,051,000

Balances, July 31, 2022	$1,934,000	3,571,893	$(4,549,000)	$(117,000)	$51,733,000	$49,950,000

				Accumulated
		Treasury Stock		Other
	Paid-In	(Common Class A)		Comprehensive	Retained
	Capital	Shares	Amount	Income	Earnings	Total
Balances, April 30, 2023	$1,934,000	3,572,338	$(4,554,000)	$(161,000)	$52,481,000	$50,649,000

Purchases of common stock	—	2,035	(22,000)	—	—	(22,000)

Unrealized gain, net of tax effect	—	—	—	(23,000)	—	(23,000)

Net Income	—	—	—	—	2,374,000	2,374,000

Balances, July 31, 2023	$1,934,000	3,574,373	$(4,576,000)	$(184,000)	$54,855,000	$52,978,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	July 31, 2023	July 31, 2022
Cash Flows from Operating Activities:
Net Income	$2,374,000	$1,051,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,000	108,000
(Gain) loss on sale of investments	118,000	99,000
Unrealized (gain) loss on equity securities	(1,634,000)	189,000
Provision for credit losses on accounts receivable	4,000	(13,000)
Reserve for obsolete inventory	—	46,000
Deferred income taxes	276,000	(101,000)
(Gain) on sale of assets	(8,000)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	431,000	499,000
Inventories	(521,000)	(947,000)
Prepaid expenses and other current assets	(482,000)	317,000
Other receivables	40,000	(1,000)
Income tax overpayment	304,000	—
Increase (decrease) in:
Accounts payable	(50,000)	(21,000)
Accrued expenses and other current liabilities	2,000	121,000
Income tax payable	—	409,000
Net cash from operating activities	971,000	1,756,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	8,000	—
(Purchase) of property and equipment	(201,000)	(74,000)
Proceeds from sale of marketable securities	7,000	2,000
(Purchase) of marketable securities	(150,000)	(111,000)
Net cash from investing activities	(336,000)	(183,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(22,000)	(2,000)
Dividends paid	(2,000)	—
Net cash from financing activities	(24,000)	(2,000)

Net Change in Cash and Cash Equivalents	$611,000	$1,571,000

Cash and Cash Equivalents, beginning of period	$4,943,000	$6,078,000
Cash and Cash Equivalents, end of period	$5,554,000	$7,649,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$0	$0

Cash receipts for:
Income taxes	$0	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2023

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2023 annual report on Form 10-K (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the three months ended July 31, 2023.

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

Note 2: Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between August 2023 and July 2041. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of July 31, 2023 and April 30, 2023, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2023	Basis	Gains	Losses	Value
Municipal bonds	$5,363,000	$43,000	$(240,000)	$5,166,000
REITs	93,000	—	(15,000)	78,000
Equity securities	18,677,000	8,299,000	(277,000)	26,699,000
Money markets and CDs	1,047,000	2,000	—	1,049,000
Total	$25,180,000	$8,344,000	$(532,000)	$32,992,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2023	Basis	Gains	Losses	Value
Municipal bonds	$5,396,000	$46,000	$(230,000)	$5,212,000
REITs	93,000	—	(22,000)	71,000
Equity securities	18,605,000	6,915,000	(501,000)	25,019,000
Money markets and CDs	1,060,000	1,000	—	1,061,000
Total	$25,154,000	$6,962,000	$(753,000)	$31,363,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, no impairment loss was recorded for the quarters ended July 31, 2023 and 2022, respectively.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended July 31, 2023, the Company had sales of equity securities which yielded gross realized gains of $105,000 and gross realized losses of $218,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $5,000 were recorded. During the quarter ending July 31, 2022, the Company recorded gross realized gains and losses on equity securities of $197,000 and $267,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $29,000 were recorded. The gross realized loss numbers include would include the impaired figures listed in the previous paragraph if there happened to be any.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2023 and April 30, 2023, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2023

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,480,000	$(29,000)	$3,176,000	$(211,000)	$4,656,000	$(240,000)
REITs	41,000	(4,000)	37,000	(11,000)	78,000	(15,000)
Equity securities	3,455,000	(66,000)	1,517,000	(211,000)	4,972,000	(277,000)
Total	$4,976,000	$(99,000)	$4,730,000	$(433,000)	$9,706,000	$(532,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2023

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$868,000	$(6,000)	$3,769,000	$(224,000)	$4,637,000	$(230,000)
REITs	36,000	(9,000)	35,000	(13,000)	71,000	(22,000)
Equity securities	3,048,000	(140,000)	2,209,000	(361,000)	5,257,000	(501,000)
Total	$3,952,000	$(155,000)	$6,013,000	$(598,000)	$9,965,000	$(753,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2023 and April 31, 2023.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2023 and April 30, 2023.

Note 3: Inventories

Inventories at July 31, 2023 and April 30, 2023 consisted of the following:

	July 31,	April 30,
	2023	2023

Raw materials	$10,271,000	$9,886,000
Work in process	758,000	678,000
Finished goods	1,323,000	1,267,000
	12,352,000	11,831,000
Less: allowance for obsolete inventory	(388,000)	(388,000)
Inventories, net	$11,964,000	$11,443,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2023	2022
Net revenue:
Security alarm products	$4,241,000	$4,502,000
Cable & wiring tools	328,000	484,000
Other products	159,000	224,000
Total net revenue	$4,728,000	$5,210,000

Income from operations:
Security alarm products	$1,065,000	$1,267,000
Cable & wiring tools	82,000	136,000
Other products	40,000	63,000
Total income from operations	$1,187,000	$1,466,000

Depreciation and amortization:
Security alarm products	$49,000	$48,000
Cable & wiring tools	30,000	30,000
Other products	24,000	18,000
Corporate general	14,000	12,000
Total depreciation and amortization	$117,000	$108,000

Capital expenditures:
Security alarm products	$201,000	$74,000
Cable & wiring tools	—	—
Other products	—	—
Corporate general	—	—
Total capital expenditures	$201,000	$74,000

	July 31, 2023	April 30, 2023
Identifiable assets:
Security alarm products	$14,850,000	$14,251,000
Cable & wiring tools	2,161,000	2,548,000
Other products	952,000	981,000
Corporate general	40,535,000	38,171,000
Total assets	$58,498,000	$55,951,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,374,000
Basic EPS	$2,374,000	4,928,974	$.48
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$2,374,000	4,949,474	$.48

	For the three months ended July 31, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,051,000
Basic EPS	$1,051,000	4,931,022	$.21
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$1,051,000	4,951,522	$.21

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $16,000 were paid in each of the quarters ending July 31, 2023 and 2022, respectively.

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

Investments and Marketable Securities

As of July 31, 2023 and April 30, 2023, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,166,000	$—	$5,166,000
REITs	—	78,000	—	78,000
Equity Securities	26,699,000	—	—	26,699,000
Money Markets and CDs	1,049,000	—	—	1,049,000
Total fair value of assets measured on a recurring basis	$27,748,000	$5,244,000	$—	$32,992,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,212,000	$—	$5,212,000
REITs	—	71,000	—	71,000
Equity Securities	25,019,000	—	—	25,019,000
Money Markets and CDs	1,061,000	—	—	1,061,000
Total fair value of assets measured on a recurring basis	$26,080,000	$5,283,000	$—	$31,363,000

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

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2023.

Executive Summary

The Company’s performance remained steady during the quarter ended July 31, 2023 as compared to the quarter ended July 31, 2022. Although sales have decreased when comparing to the same quarter last year, overall net income is up because unrealized gains on investments are showing gains in the current quarter, while for the same quarter last year both of those categories were loss amounts. Also, gross profit and income from operations are lower when comparing to the same quarter last year. This is because of the increased costs of raw materials and labor. The decline in sales is a result of a slowing economy which has seen inflation climb to some of its highest levels in 15 years and, in turn, impacts the housing market, which the Company is directly tied to, negatively. The Company still has a considerable back-order log and there have been times that certain raw materials have not been available. Opportunities include focusing on ramping up production to meet customer’s needs to get product to them in a timely manner, which includes looking into more automation, and to continue looking at businesses that might be a good fit to purchase. We also have new products that are scheduled to enter the marketplace by the end of the calendar year. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with the ongoing effect of the COVID-19 pandemic and inflation. Possible ongoing effects of COVID-19 include, but are not limited to, price increases and/or delays in the supply chain, reduced sales, and economic conditions impacting the stock market. Management continues to work at keeping operations flowing as efficiently as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales for the quarter ended July 31, 2023 showed a 9.25% decrease over the same period in the prior year. The Company saw decreased sales resulting primarily from a weakened economy, which has constrained the housing market, and inflation. Management also believes that sales stay at a consistent rate due to our ongoing commitment to outstanding customer service and our ability to customize products.

●	The cost of goods sold percentage increased from 51.00% of sales in the prior year, to 52.07% in the current quarter, which is just outside of Management’s goal to keep labor and other manufacturing expenses below 50%. The increased cost of goods sold percentage is a result of inflation that has afflicted the economy recently. Management has seen significant price increases in raw material and has had to raise wages to remain competitive in the job market.

●	Operating expenses decreased by $8,000 when comparing the current year quarter to the same quarter for the prior year. When comparing percentages in relation to net sales, the operating expenses increased to 22.82% for the quarter ended July 31, 2023 as compared to 20.86% for the corresponding quarter last year. The dollar amount decrease is the result of decreased sales commissions. The Company maintained the ratio of operating expenses to net sales at less than 30%, which is in line with historical ratios.

●	Income from operations for the quarter ended July 31, 2023 was at $1,187,000, which is a 19.03% decrease from the corresponding quarter last year, which had income from operations of $1,466,000.

●	Other income and expenses showed a $1,773,000 gain for the quarter ended July 31, 2023 as compared to a $102,000 loss for the quarter ended July 31, 2022. For the three months ended July 31, 2023, $1,634,000 of unrealized gains from equity securities were recorded, compared to $189,000 of unrealized losses from equity securities recorded for the three months ended July 31, 2022. The remainder of the increase is primarily due to dividend and interest income paid on investments.

●	The Company’s provision for income taxes showed an increase of $273,000 from $313,000 in the quarter ended July 31, 2022 to $586,000 for the quarter ended July 31, 2023. This increase is primarily due to increased deferred taxes resulting from unrealized gains on equity securities for the current quarter.

●	In turn, net income for the quarter ended July 31, 2023 was $2,374,000, a 125.88% increase from the corresponding quarter last year, which showed net income of $1,051,000.

●	Earnings per share for the quarter ended July 31, 2023 were $0.48 per common share and $0.21 per common share for the quarter ended July 31, 2022.

Liquidity and capital resources

Operating

●	Net cash increased $611,000 during the quarter ended July 31, 2023 as compared to an increase of $1,571,000 during the corresponding quarter last year. The details are listed below.

●	Accounts receivable, net decreased $431,000 for the quarter ending July 31, 2023 compared with a $499,000 decrease for the same quarter last year. The smaller decrease in accounts receivable is directly attributable to a decrease in sales and customers being able to pay in a slightly timelier manner. Management is always working with customers to collect on accounts and to keep past due accounts to a minimum. An analysis of accounts receivable shows that 5.14% of the balance was over 90 days at July 31, 2023.

●	Inventories increased $521,000 during the current quarter as compared to a $947,000 increase last year. The smaller increase is primarily due to the fact that the Company has slowed down on buying raw materials due to decreased orders and that the prices of raw materials have leveled out while labor costs continue to increase.

●	For the quarter ended July 31, 2023, there was a $482,000 increase in prepaid expenses and other current assets compared to a decrease of $317,000 for the quarter ended July 31, 2022. The current increase is due to having to prepay for inventory during the quarter; therefore, having more money in prepayments of raw materials on the books.

Income tax overpayment for the quarter ended July 31, 2023 decreased $304,000, compared to a $409,000 decrease in income tax payable for the quarter ended July 31, 2022. The current decrease is due to decreased income. Also, the corporate income tax rate in Nebraska decreased to 7.25% from 7.5% for the current fiscal year.

●	Accounts payable shows a decrease of $50,000 for the quarter ended July 31, 2023 compared to a decrease of $21,000 for the same quarter the year before. The variance is primarily due to timing differences of when product is received. Management strives to pay all payables within terms, unless there is a problem with the merchandise.

●	Accrued expenses and other current liabilities increased $2,000 for the current quarter as compared to a $121,000 increase for the quarter ended July 31, 2022. The difference in the amounts is primarily due to timing of when payroll periods end and decreases in sales commissions.

Investing

●	The Company purchased $201,000 of property and equipment during the current fiscal quarter. In comparison, $74,000 was spent on purchases of property and equipment during the corresponding quarter last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2023 was $150,000 compared to $111,000 spent during the quarter ended July 31, 2022. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the quarter ended July 31, 2023 the Company bought back $22,000 worth of treasury stock and $2,000 was bought back during the quarter ended July 31, 2022.

In conjunction with the Company’s Condensed Financial Statements, we have provided the following list of ratios to help analyze George Risk Industries’ performance:

	Qtr ended	Qtr ended
	July 31, 2023	July 31, 2022
Working capital (current assets – current liabilities)	$51,378,000	$48,297,000
Current ratio (current assets / current liabilities)	15.575	13.855
Quick ratio ((cash + current investments + AR) / current liabilities)	11.805	11.207

New Product Development

The Company and its’ engineering department perpetually work to develop enhancements to current product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	Explosion proof contacts that will be UL listed for hazardous locations are in development. There has been demand from our customers for this type of high security magnetic reed switch.

●	The Company is developing magnetic contacts which are listed under UL 634 Level 2. These sensors are for high security applications such as government buildings, military use, nuclear facilities, and financial institutions.

●	Research is being done on updating our small profile glass break detector, in addition to looking at development of programmable temperature and humidity sensors with built-in hysteresis.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of monitoring devices which include glass break detection, tilt sensing and environmental monitoring. A redesign of our brass water valve shut-off system is near completion.

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

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2023. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30, 2023, management identified the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2024.

Period	Number of shares repurchased
May 1, 2023 – May 31, 2023	1,135
June 1, 2023 – June 30, 2023	400
July 1, 2023 – July 31, 2023	500

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date September 14, 2023	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer
and Chairman of the Board

