Form 10-Q
period 2023-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2023-12-15
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 15, 2023 was 4,900,130.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three-and six-month periods ended October 31, 2023, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2023	April 30, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,562,000	$4,943,000
Investments and securities, at fair value	29,986,000	31,363,000
Accounts receivable:
Trade, net of allowance for credit losses of $9,767 and $17,922	4,064,000	3,503,000
Other	24,000	59,000
Income tax overpayment	378,000	403,000
Inventories, net	12,608,000	11,443,000
Prepaid expenses	126,000	651,000
Total Current Assets	50,748,000	52,365,000

Property and Equipment, net, at cost	2,060,000	1,997,000

Other Assets
Investment in Limited Land Partnership, at cost	344,000	344,000
Projects in process	13,000	83,000
Other	—	13,000
Total Other Assets	357,000	440,000

Intangible Assets, net	1,089,000	1,149,000

TOTAL ASSETS	$54,254,000	$55,951,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	October 31, 2023	April 30, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$223,000	$546,000
Dividends payable	2,854,000	2,565,000
Deferred income	17,000	43,000
Accrued expenses:
Payroll expense	375,000	421,000
Total Current Liabilities	3,469,000	3,575,000

Long-Term Liabilities
Deferred income taxes	1,291,000	1,727,000
Total Long-Term Liabilities	1,291,000	1,727,000

Total Liabilities	4,760,000	5,302,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	(391,000)	(161,000)
Retained earnings	51,597,000	52,481,000
Less: treasury stock, 3,576,088 and 3,572,338 shares, at cost	(4,595,000)	(4,554,000)
Total Stockholders’ Equity	49,494,000	50,649,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,254,000	$55,951,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME (LOSS) STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Oct 31, 2023	Oct 31, 2022	Oct 31, 2023	Oct 31, 2022
Net Sales	$6,053,000	$5,617,000	$10,781,000	$10,827,000
Less: Cost of Goods Sold	(2,949,000)	(2,974,000)	(5,411,000)	(5,631,000)
Gross Profit	3,104,000	2,643,000	5,370,000	5,196,000

Operating Expenses
General and Administrative	333,000	357,000	702,000	688,000
Sales	787,000	753,000	1,476,000	1,488,000
Engineering	16,000	20,000	37,000	41,000
Total Operating Expenses	1,136,000	1,130,000	2,215,000	2,217,000

Income From Operations	1,968,000	1,513,000	3,155,000	2,979,000

Other (Expense)
Other	2,000	2,000	9,000	4,000
Dividend and Interest Income	217,000	181,000	458,000	365,000
Unrealized (Loss) on Equity Securities	(2,368,000)	(1,008,000)	(734,000)	(1,197,000)
Gain (Loss) on Investments	46,000	(110,000)	(71,000)	(209,000)
Gain on Sale of Assets	—	—	8,000	—
Total Other Income (Loss)	(2,103,000)	(935,000)	(330,000)	(1,037,000)

Income (Loss) Before Provisions for Income Taxes	(135,000)	578,000	2,825,000	1,942,000

Provisions for Income Taxes:
Current Expense	543,000	273,000	853,000	687,000
Deferred Tax (Benefit) Expense	(623,000)	(302,000)	(347,000)	(404,000)
Total Income Tax Expense (Benefit)	(80,000)	(29,000)	506,000	283,000

Net Income (Loss)	$(55,000)	$607,000	$2,319,000	$1,659,000

Income Per Share of Common Stock
Basic	$(0.01)	$0.12	$0.47	$0.34
Diluted	$(0.01)	$0.12	$0.47	$0.34

Weighted Average Number of Common Shares Outstanding
Basic	4,927,571	4,930,964	4,928,273	4,930,993
Diluted	4,927,571	4,951,464	4,948,773	4,951,493

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	Oct 31, 2023	Oct 31, 2022	Oct 31, 2023	Oct 31, 2022
Net Income (Loss)	$(55,000)	$607,000	$2,319,000	$1,659,000

Other Comprehensive (Loss), Net of Tax
Unrealized (loss) on debt securities:
Unrealized holding (losses) arising during period	(289,000)	(203,000)	(320,000)	(175,000)
Income tax benefit related to other comprehensive income	82,000	57,000	90,000	49,000
Other Comprehensive (Loss)	(207,000)	(146,000)	(230,000)	(126,000)

Comprehensive Income (Loss)	$(262,000)	$461,000	$2,089,000	$1,533,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2022	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.60 per common share outstanding	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2022	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.65 per common share outstanding

Unrealized (loss), net of tax effect	—	—	—	—

Net (Loss)	—	—	—	—

Balances, October 31, 2023	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,571,893	$(4,549,000)	$(117,000)	$51,733,000	$49,950,000

—	70	(1,000)	—	—	(1,000)

—	—	—	—	(2,958,000)	(2,958,000)

—	—	—	(146,000)	—	(146,000)

—	—	—	—	607,000	607,000

$1,934,000	3,571,963	$(4,550,000)	$(263,000)	$49,382,000	$47,452,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,574,373	$(4,576,000)	$(184,000)	$54,855,000	$52,978,000

—	1,715	(19,000)	—	—	(19,000)

—	—	—	—	(3,203,000)	(3,203,000)

—	—	—	(207,000)	—	(207,000)

—	—	—	—	(55,000)	(55,000)

$1,934,000	3,576,088	$(4,595,000)	$(391,000)	$51,597,000	$49,494,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2022	4,100	$99,000	8,502,881	$850,000

Prior period adjustment for provisions related to depreciation	—	—	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $0.60 per common share outstanding	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2022	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.65 per common share outstanding	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2023	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,571,693	$(4,547,000)	$(137,000)	$50,843,000	$49,042,000

—	—	—	—	(161,000)	(161,000)

—	270	(3,000)	—	—	(3,000)

—	—	—	—	(2,959,000)	(2,959,000)

—	—	—	(126,000)	—	(126,000)

—	—	—	—	1,659,000	1,659,000

$1,934,000	3,571,963	$(4,550,000)	$(263,000)	$49,382,000	$47,452,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,572,338	$(4,554,000)	$(161,000)	$52,481,000	$50,649,000

—	3,750	(41,000)	—	—	(41,000)

—	—	—	—	(3,203,000)	(3,203,000)

—	—	—	(230,000)	—	(230,000)

—	—	—	—	2,319,000	2,319,000

$1,934,000	3,576,088	$(4,595,000)	$(391,000)	$51,597,000	$49,494,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Unaudited)

	Oct 31, 2023	Oct 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,319,000	$1,659,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,000	219,000
Loss on sale of investments	49,000	209,000
Impairments of investments	22,000	—
Unrealized loss on equity securities	734,000	1,197,000
Provision for credit losses on accounts receivable	(8,000)	(9,000)
Reserve for obsolete inventory	(61,000)	52,000
Deferred income taxes	(347,000)	(405,000)
(Gain) on sale of assets	(8,000)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(553,000)	75,000
Inventories	(1,103,000)	(1,755,000)
Prepaid expenses and projects in process	608,000	798,000
Other receivables	35,000	(18,000)
Income tax overpayment	25,000	(364,000)
Increase (decrease) in:
Accounts payable	(323,000)	(80,000)
Accrued expenses	(72,000)	48,000
Net cash from operating activities	1,558,000	1,626,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	8,000	—
(Purchase) of property and equipment	(243,000)	(209,000)
Proceeds from sale of marketable securities	524,000	14,000
(Purchase) of marketable securities	(273,000)	(224,000)
Net cash from investing activities	16,000	(419,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(41,000)	(3,000)
Dividends paid	(2,914,000)	(2,689,000)
Net cash from financing activities	(2,955,000)	(2,692,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,381,000)	(1,485,000)

Cash and Cash Equivalents, beginning of period	4,943,000	6,078,000
Cash and Cash Equivalents, end of period	$3,562,000	$4,593,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$820,000	$1,165,000
Interest paid	$—	$—

Cash receipts for:
Income taxes	$—	$118,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2023

Note 1 Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2023 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the six months ended October 31, 2023.

Recently Issued Accounting Pronouncements — In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the financial statements and related disclosures, which is not expected to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic280): Improvements to Reportable Segment Disclosures. The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the financial statements and related disclosures, which is not expected to be material.

Note 2 Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between February 2024 and July 2041. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of October 31, 2023 and April 30, 2023, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
October 31, 2023	Basis	Gains	Losses	Value
Municipal bonds	$5,357,000	$21,000	$(372,000)	$5,006,000
REITs	79,000	—	(12,000)	67,000
Equity securities	18,810,000	6,321,000	(803,000)	24,328,000
Money markets and CDs	585,000	—	—	585,000
Total	$24,831,000	$6,342,000	$(1,187,000)	$29,986,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2023	Basis	Gains	Losses	Value
Municipal bonds	$5,396,000	$46,000	$(230,000)	$5,212,000
REITs	93,000	—	(22,000)	71,000
Equity securities	18,605,000	6,915,000	(501,000)	25,019,000
Money markets and CDs	1,060,000	1,000	—	1,061,000
Total	$25,154,000	$6,962,000	$(753,000)	$31,363,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded an impairment loss of $22,000 for the quarter and six-month period ended October 31, 2023, while there were no impairment losses recorded for either of the quarter or the six months ended October 31, 2022.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended October 31, 2023 the Company had sales of equity securities which yielded gross realized gains of $108,000 and gross realized losses of $60,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $2,000 were recorded. As for the six-months ended October 31, 2023 the Company had sales of equity securities which yielded gross realized gains of $214,000 and gross realized losses of $278,000. For the same six-month period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $7,000 were recorded. During the quarter ending October 31, 2022, the Company recorded gross realized gains and losses on equity securities of $89,000 and $187,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $12,000 were recorded. During the six-months ending October 31, 2022, the Company recorded gross realized gains and losses on equity securities of $285,000 and $453,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $41,000 were recorded. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2023 and April 30, 2023, respectively.

Unrealized Loss Breakdown by Investment Type at October 31, 2023

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,389,000	$(71,000)	$3,453,000	$(301,000)	$4,842,000	$(372,000)
REITs	—	—	61,000	(12,000)	61,000	(12,000)
Equity securities	4,395,000	(350,000)	2,806,000	(453,000)	7,201,000	(803,000)
Total	$5,784,000	$(421,000)	$6,320,000	$(766,000)	$12,104,000	$(1,187,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2023

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$868,000	$(6,000)	$3,769,000	$(224,000)	$4,637,000	$(230,000)
REITs	36,000	(9,000)	35,000	(13,000)	71,000	(22,000)
Equity securities	3,048,000	(140,000)	2,209,000	(361,000)	5,257,000	(501,000)
Total	$3,952,000	$(155,000)	$6,013,000	$(598,000)	$9,965,000	$(753,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2023 and April 30, 2023.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2023 and April 30, 2023.

Note 3 Inventories

Inventories at October 31, 2023 and April 30, 2023 consisted of the following:

	October 31,	April 30,
	2023	2023

Raw materials	$11,161,000	$9,886,000
Work in process	719,000	678,000
Finished Goods	1,055,000	1,267,000
	12,935,000	11,831,000
Less: allowance for obsolete inventory	(327,000)	(388,000)
Inventories, net	$12,608,000	$11,443,000

Note 4 Business Segments

The following is financial information relating to industry segments:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Oct 31, 2023	Oct 31, 2022	Oct 31, 2023	Oct 31, 2022
Net revenue:
Security alarm products	$5,445,000	$4,864,000	$9,687,000	$9,367,000
Cable & wiring tools	457,000	591,000	785,000	1,074,000
Other products	151,000	162,000	309,000	386,000
Total net revenue	$6,053,000	$5,617,000	$10,781,000	$10,827,000

Income from operations:
Security alarm products	$1,769,000	$1,309,000	$2,835,000	$2,577,000
Cable & wiring tools	143,000	150,000	230,000	296,000
Other products	56,000	54,000	90,000	106,000
Total income from operations	$1,968,000	$1,513,000	$3,155,000	$2,979,000

Depreciation and amortization:
Security alarm products	$42,000	$47,000	$91,000	$95,000
Cable & wiring tools	30,000	31,000	60,000	62,000
Other products	13,000	18,000	37,000	36,000
Corporate general	39,000	15,000	53,000	26,000
Total depreciation and amortization	$124,000	$111,000	$241,000	$219,000

Capital expenditures:
Security alarm products	$23,000	$—	$224,000	$74,000
Cable & wiring tools	—	—	—	—
Other products	—	135,000	—	135,000
Corporate general	19,000	—	19,000	—
Total capital expenditures	$42,000	$135,000	$243,000	$209,000

	October 31, 2023	April 30, 2023
Identifiable assets:
Security alarm products	$16,314,000	$14,251,000
Cable & wiring tools	2,302,000	2,548,000
Other products	900,000	981,000
Corporate general	34,738,000	38,171,000
Total assets	$54,254,000	$55,951,000

Note 5 Earnings per Share

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three months ended October 31, 2023 are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of October 31, 2023 there were 20,500 potentially dilutive shares.

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$(55,000)
Basic EPS	$(55,000)	4,927,571	$(.01)
Diluted EPS	$(55,000)	4,927,571	$(.01)

	For the three months ended October 31, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$607,000
Basic EPS	$607,000	4,930,964	$.12
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$607,000	4,951,464	$.12

	For the six months ended October 31, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,319,000
Basic EPS	$2,319,000	4,928,273	$.47
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$2,319,000	4,948,773	$.47

	For the six months ended October 31, 2022
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,659,000
Basic EPS	$1,659,000	4,930,993	$.34
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$1,659,000	4,951,493	$.34

Note 6 Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $14,000 and $13,000 were paid during each quarter ending October 31, 2023 and 2022, respectively. Likewise, the Company paid matching contributions of approximately $29,000 during each of six-month periods ending October 31, 2023 and 2022.

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

Investments and Marketable Securities

As of October 31, 2023 and April 30, 2023, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,006,000	$—	$5,006,000
REITs	—	67,000	—	67,000
Equity Securities	24,328,000	—	—	24,328,000
Money Markets and CDs	585,000	—	—	585,000
Total fair value of assets measured on a recurring basis	$24,913,000	$5,073,000	$—	$29,986,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,212,000	$—	$5,212,000
REITs	—	71,000	—	71,000
Equity Securities	25,019,000	—	—	25,019,000
Money Markets and CDs	1,061,000	—	—	1,061,000
Total fair value of assets measured on a recurring basis	$26,080,000	$5,283,000	$—	$31,363,000

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

Executive Summary

The Company’s performance has remained steady through the first half of the current fiscal year with the second quarter showing an increase in sales over the first quarter of the current fiscal year. This is mainly due to having the ability to obtain raw materials that are needed to complete the manufacture of our products and keeping employees staffed at our locations. Additionally, the Company’s products are traditionally tied to the housing market and with that market remaining strong, it in turn helps the Company’s sales grow. As far as overall company performance, the net income is up when comparing the current six-month period to the prior six-month period. Management continues to keep manufacturing and operating expenses in check and the current year realized and unrealized gains (losses) on investments are showing fewer losses than for the same periods last year. Opportunities include keeping up with the business growth, finding ways to get our products out to our customers in a timelier manner, which includes looking into more automation, and to continue looking at businesses that might be a good fit to purchase. We also have new products that are expected to hit the marketplace by the end of the fiscal year. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with the COVID-19 pandemic restrictions and inflation. Possible COVID-19 challenges include, but are not limited to, price increases and/or delays in the supply chain, reduced sales, workforce interruptions, and economic conditions impacting the stock market. Management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $6,053,000 for the quarter ended October 31, 2023, which is a 7.76% increase from the corresponding quarter last year. Year-to-date net sales were $10,781,000 at October 31, 2023, which is a 0.42% decrease from the same period last year. The increase in sales in the current quarter is a result of the economy rebounding in the second half of the calendar year and having management figuring out more efficient ways to get products out to our customers. Also, the ongoing commitment towards outstanding customer service and customization of products are a few of the many reasons sales continue to grow.

●	Cost of goods sold was 48.72% of net sales for the quarter ended October 31, 2023 and was 52.95% for the same quarter last year. Year-to-date cost of goods sold percentages were 50.19% for the current six months and 52.01% for the corresponding six months last year. The current cost of goods sold percentage goals of keeping labor and other manufacturing expenses at less than 50% have been met for the quarter and are just slightly over for year-to-date results. The decreased cost of goods sold percentages are a result of the economy gaining stability recently and Management finding ways to be more efficient.

●	Operating expenses were up $6,000 for the quarter and were down $2,000 for the six-months ended October 31, 2023 as compared to the corresponding periods last year. But when comparing percentages in relation to net sales, the operating expenses for the quarter ended October 31, 2023 was 18.77% of net sales while it was 20.12% of net sales for the same quarter the prior year. For year-to-date numbers, operating expense were 20.55% and 20.48% of net sales for the six months ended October 31, 2023 and 2022, respectively. The Company has been able to keep the operating expenses at less than 25% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for wage increases.

●	Income from operations for the quarter ended October 31, 2023 was at $1,968,000, which is a 30.07% increase from the corresponding quarter last year, which had income from operations of $1,513,000. Income from operations for the six months ended October 31, 2023 was at $3,155,000, which is a 5.91% increase from the corresponding six months last year, which had income from operations of $2,979,000.

●	Other income and expenses are down when comparing the current quarter to the same quarter of the prior year, with a decrease of $1,168,000 in the current quarter. Comparably, other income and expenses are up by $707,000 when comparing the current six-month period to the prior six-month period. Most of the activity in these accounts consists of investment interest, dividends, real gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the losses in the current quarter and year-to-date numbers are the unrealized gain and loss on equity securities numbers. The Company is at the mercy of the stock market when it comes to these figures and inflation and the current state of the economy has influenced these numbers.

●	Overall, net income for the quarter ended October 31, 2023 was down $662,000, or 109.06%, over the same quarter last year. Conversely, net income for the six-month period ended October 31, 2023 was up $660,000, or 39.78%, over the same period in the prior year.

●	Earnings per common share for the quarter ended October 31, 2023 were ($0.01) per share and $0.47 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2022 were $0.12 per share and $0.34 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $1,381,000 during the six months ended October 31, 2023 as compared to a decrease of $1,485,000 during the corresponding period last year.

●	Accounts receivable increased $553,000 for the six months ended October 31, 2023 compared with a $75,000 decrease for the same period last year. The current year increase is a result of improved sales during the second quarter and having a slight decline in collections of accounts receivable over the last year. An analysis of accounts receivable shows that 6.71% of the receivables were over 90 days at October 31, 2023, while 5.02% were over 90 days for the same period last year.

●	Inventories increased $1,103,000 during the current six-month period as compared to a $1,755,000 increase last year. The smaller increase in the current year is primarily due to not buying as many raw materials as management did during the prior six-month period. Management has also seen slight decreases in raw material prices during the current year as compared to the six-months period ending October 31, 2022.

●	Prepaid expenses saw a $608,000 decrease for the current six months, primarily due to having inventory delivered during the current six-month period; therefore, having less money in prepayments of raw materials on the books. The prior year six months showed a $798,000 decrease in prepaid expenses.

●	Income tax overpayment decreased $25,000 for the current six-month period, compared to having an increase of $364,000 in income tax payable for the six-months ended October 31, 2022. Part of the current decrease is due to having the corporate income tax rate in Nebraska decrease to 7.25% from 7.5% for the current fiscal year.

●	Accounts payable shows a decrease for the current six-month period of $323,000 as it shows a decrease for the prior six-month periods of $80,000. The company strives to pay all invoices within terms, and the variance is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses decreased $72,000 for the current six-month period as compared to a $48,000 increase for the six-month period ended October 31, 2022. The difference in the amounts is primarily due to timing issues.

Investing

●	As for our investment activities, the Company purchased $243,000 of property and equipment during the current six-month period. In comparison, $209,000 was spent on purchases of property and equipment during the corresponding six months last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six-month period ended October 31, 2023 there was quite a bit of buy/sell activity in the investment accounts. Net cash spent on purchases of marketable securities for the six-month period ended October 31, 2023 was $273,000 compared to $224,000 spent in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back its common stock when the opportunity arises. For the six-month period ended October 31, 2023, the Company purchased $41,000 worth of treasury stock, in comparison to $3,000 repurchased in the corresponding six-month period last year.

●	The company declared a dividend of $0.65 per share of common stock on September 30, 2023, which was paid out during the second quarter. This is an increase to the dividend of $0.60, which was declared and paid during the second fiscal quarter last year.

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products that complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	Explosion proof contacts that will be UL listed for hazardous locations are in development. There has been demand from our customers for this type of high security magnetic reed switch.

●	The Company is developing magnetic contacts which are listed under UL 634 Level 2. These sensors are for high security applications such as government buildings, military use, nuclear facilities, and financial institutions.

●	Research is being done on updating our small profile glass break detector, in addition to looking at the development of programmable temperature and humidity sensors with built-in hysteresis.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of monitoring devices which include glass break detection, tilt sensing and environmental monitoring. A redesign of our brass water valve shut-off system is near completion.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2023. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30 ,2023, management identified the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase and issuance of common stock for the second quarter of fiscal year 2024.

Period	Number of shares repurchased/(issued)
August 1, 2023 – August 31, 2023	-0-
September 1, 2023 – September 30, 2023	1,100
October 1, 2023 – October 31, 2023	615

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS Inline XBRL Instance Document

101.	SCH Inline XBRL Taxonomy Extension Schema Document

101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date December 15, 2023	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

