Form 10-Q
period 2024-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2024-03-15
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s Common Stock outstanding, as of March 15, 2024, was 4,898,830.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three- and nine-month period ended January 31, 2024, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2024	April 30, 2023
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,371,000	$4,943,000
Investments and securities	33,593,000	31,363,000
Accounts receivable:
Trade, net of allowance for credit losses of $14,864 and $17,922	4,059,000	3,503,000
Other	38,000	59,000
Income tax overpayment	315,000	403,000
Inventories, net	12,088,000	11,443,000
Prepaid expenses	219,000	651,000
Total Current Assets	55,683,000	52,365,000

Property and Equipment, net, at cost	1,987,000	1,997,000

Other Assets
Investment in Limited Land Partnership, at cost	332,000	344,000
Projects in process	13,000	83,000
Other	—	13,000
Total Other Assets	345,000	440,000

Intangible Assets, net	1,058,000	1,149,000

TOTAL ASSETS	$59,073,000	$55,951,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2024	April 30, 2023
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$382,000	$546,000
Dividends payable	2,854,000	2,565,000
Deferred income	38,000	43,000
Accrued expenses	547,000	421,000
Total Current Liabilities	3,821,000	3,575,000

Long-Term Liabilities
Deferred income taxes	2,542,000	1,727,000
Total Long-Term Liabilities	2,542,000	1,727,000

Total Liabilities	6,363,000	5,302,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	(91,000)	(161,000)
Retained earnings	54,836,000	52,481,000
Less: treasury stock, 3,604,051 and 3,572,338 shares, at cost	(4,918,000)	(4,554,000)
Total Stockholders’ Equity	52,710,000	50,649,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$59,073,000	$55,951,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2024	Jan 31, 2023	Jan 31, 2024	Jan 31, 2023
Net Sales	$5,394,000	$4,366,000	$16,175,000	$15,194,000
Less: Cost of Goods Sold	(2,734,000)	(2,444,000)	(8,145,000)	(8,076,000)
Gross Profit	2,660,000	1,922,000	8,030,000	7,118,000

Operating Expenses
General and Administrative	396,000	340,000	1,097,000	1,028,000
Sales	705,000	648,000	2,181,000	2,136,000
Engineering	41,000	34,000	78,000	76,000
Total Operating Expenses	1,142,000	1,022,000	3,356,000	3,240,000

Income From Operations	1,518,000	900,000	4,674,000	3,878,000

Other Income (Expense)
Other	32,000	2,000	41,000	6,000
Dividend and Interest Income	396,000	506,000	855,000	871,000
Unrealized Gain on equity securities	2,883,000	1,224,000	2,149,000	27,000
Gain (Loss) on Sale of Investments	18,000	44,000	(55,000)	(165,000)
Gain on Sale of Assets	—	—	8,000	—
Total Other Income (Expense)	3,329,000	1,776,000	2,998,000	739,000

Income Before Provisions for Income Taxes	4,847,000	2,676,000	7,672,000	4,617,000

Provisions for Income Taxes:
Current Expense	474,000	341,000	1,327,000	1,028,000
Deferred Tax Expense (Benefit)	1,134,000	326,000	787,000	(78,000)
Total Income Tax Expense	1,608,000	667,000	2,114,000	950,000

Net Income	$3,239,000	$2,009,000	$5,558,000	$3,667,000

Income Per Share of Common Stock
Basic	$0.66	$0.41	$1.13	$0.74
Diluted	$0.66	$0.41	$1.13	$0.74

Weighted Average Number of Common Shares Outstanding
Basic	4,899,692	4,930,800	4,918,746	4,930,929
Diluted	4,920,192	4,951,300	4,939,246	4,951,429

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2024	Jan 31, 2023	Jan 31, 2024	Jan 31, 2023
Net Income	$3,239,000	$2,009,000	$5,558,000	$3,667,000

Other Comprehensive Income/(Loss), Net of Tax
Unrealized gain (loss) on debt securities:
Unrealized holding gains (losses) arising during period	418,000	173,000	98,000	(1,000)
Income tax (expense) related to other comprehensive income	(118,000)	(49,000)	(28,000)	(1,000)

Other Comprehensive Income (Loss)	300,000	124,000	70,000	(2,000)

Comprehensive Income	$3,539,000	$2,133,000	$5,628,000	$3,665,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of Common Stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2024	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2022	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2023	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,576,088	$(4,595,000)	$(391,000)	$51,597,000	$49,494,000

—	27,963	(323,000)	—	—	(323,000)

—	—	—	300,000	—	300,000

—	—	—	—	3,239,000	3,239,000

$1,934,000	3,604,051	$(4,918,000)	$(91,000)	$54,836,000	$52,710,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,571,963	$(4,550,000)	$(263,000)	$49,382,000	$47,452,000

—	175	(2,000)	—	—	(2,000)

—	—	—	124,000	—	124,000

—	—	—	—	2,009,000	2,009,000

$1,934,000	3,572,138	$(4,552,000)	$(139,000)	$51,391,000	$49,583,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.65 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2024	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2022	4,100	$99,000	8,502,881	$850,000

Prior period adjustment for provisions related to depreciation	—	—	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $0.60 per common share outstanding	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2023	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,572,338	$(4,554,000)	$(161,000)	$52,481,000	$50,649,000

—	31,713	(364,000)	—	—	(364,000)

—	—	—	—	(3,203,000)	(3,203,000)

—	—	—	70,000	—	70,000

—	—	—	—	5,558,000	5,558,000

$1,934,000	3,604,051	$(4,918,000)	$(91,000)	$54,836,000	$52,710,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,571,693	$(4,547,000)	$(137,000)	$50,843,000	$49,042,000

—	—	—	—	(161,000)	(161,000)

—	445	(5,000)	—	—	(5,000)

—	—	—	—	(2,958,000)	(2,958,000)

—	—	—	(2,000)	—	(2,000)

—	—	—	—	3,667,000	3,667,000

$1,934,000	3,572,138	$(4,552,000)	$(139,000)	$51,391,000	$49,583,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Jan 31, 2024	Jan 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,558,000	$3,667,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364,000	332,000
Loss on sale of investments	32,000	165,000
Impairment on investments	22,000	—
Unrealized (gain) on equity investments	(2,149,000)	(27,000)
Provision for credit losses on accounts receivable	(3,000)	(6,000)
Reserve for obsolete inventory	(51,000)	81,000
Deferred income taxes	787,000	(78,000)
(Gain) on sales of assets	(8,000)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(554,000)	824,000
Inventories	(594,000)	(2,444,000)
Prepaid expenses	515,000	458,000
Other receivables	22,000	(29,000)
Income tax overpayment	88,000	(478,000)
Increase (decrease) in:
Accounts payable	(164,000)	84,000
Accrued expenses	120,000	184,000
Net cash from operating activities	3,985,000	2,733,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	8,000	—
(Purchase) of property and equipment	(263,000)	(221,000)
Proceeds from sale of marketable securities	520,000	17,000
(Purchase) of marketable securities	(556,000)	(648,000)
Proceeds from long-term investment	12,000	—
Net cash from investing activities	(279,000)	(852,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(364,000)	(5,000)
Dividends paid	(2,914,000)	(2,689,000)
Net cash from financing activities	(3,278,000)	(2,694,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	428,000	(813,000)

Cash and Cash Equivalents, beginning of period	4,943,000	6,078,000
Cash and Cash Equivalents, end of period	$5,371,000	$5,265,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$1,230,000	$1,618,000
Interest paid	$—	$—
Cash receipts for:
Income taxes	$—	$118,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

Recently Issued Accounting Pronouncements — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic280): Improvements to Reportable Segment Disclosures. The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the financial statements and related disclosures, which is not expected to be material.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

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

As of January 31, 2024 and April 30, 2023, investments consisted of the following:

Investments at January 31, 2024	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$5,383,000	$45,000	$(162,000)	$5,266,000
REITs	78,000	—	(8,000)	70,000
Equity securities	18,977,000	8,876,000	(294,000)	27,559,000
Money markets and CDs	698,000	—	—	698,000
Total	$25,136,000	$8,921,000	$(464,000)	$33,593,000

Investments at April 30, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$5,396,000	$46,000	$(230,000)	$5,212,000
REITs	93,000	—	(22,000)	71,000
Equity securities	18,605,000	6,915,000	(501,000)	25,019,000
Money markets and CDs	1,060,000	1,000	—	1,061,000
Total	$25,154,000	$6,962,000	$(753,000)	$31,363,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for the quarters ended January 31, 2024 and 2023, respectively. As for the year-to-date numbers, management recorded an impairment loss of $22,000 for the nine-month period ended January 31, 2024, while there were no impairment losses recorded for the nine-month period ended January 31, 2023.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale occurs. For the quarter ended January 31, 2024 the Company had sales of equity securities which yielded gross realized gains of $116,000 and gross realized losses of $84,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $14,000 were recorded. As for the nine-months ended January 31, 2024 the Company had sales of equity securities which yielded gross realized gains of $329,000 and gross realized losses of $362,000. For the same nine-month period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $22,000 were recorded. During the quarter ending January 31, 2023, the Company recorded gross realized gains and losses on equity securities of $118,000 and $69,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $5,000 were recorded. During the nine-month period ending January 31, 2023, the Company recorded gross realized gains and losses on equity securities of $403,000 and $522,000, respectively. For the same nine-month period last year, sales of debt securities did not yield any gross realized gains, but gross realized losses of $46,000 were recorded. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2024 and April 30, 2023, respectively.

Unrealized Loss Breakdown by Investment Type at January 31, 2024

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$816,000	$(10,000)	$2,767,000	$(153,000)	$3,583,000	$(163,000)
REITs	3,000	(1,000)	67,000	(6,000)	70,000	(7,000)
Equity securities	1,251,000	(85,000)	1,366,000	(209,000)	2,617,000	(294,000)
Total	$2,070,000	$(96,000)	$4,200,000	$(368,000)	$6,270,000	$(464,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2023

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$868,000	$(6,000)	$3,769,000	$(224,000)	$4,637,000	$(230,000)
REITs	36,000	(9,000)	35,000	(13,000)	71,000	(22,000)
Equity securities	3,048,000	(140,000)	2,209,000	(361,000)	5,257,000	(501,000)
Total	$3,952,000	$(155,000)	$6,013,000	$(598,000)	$9,965,000	$(753,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2024 and April 30, 2023.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2024 and April 30, 2023.

Note 3: Inventories

Inventories at January 31, 2024 and April 30, 2023 consisted of the following:

	January 31,	April 30,
	2024	2023

Raw materials	$10,603,000	$9,886,000
Work in process	777,000	678,000
Finished goods	1,046,000	1,267,000
	12,426,000	11,831,000
Less: allowance for obsolete inventory	(338,000)	(388,000)
Inventories, net	$12,088,000	$11,443,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2024	Jan 31, 2023	Jan 31, 2024	Jan 31, 2023
Net revenue:
Security alarm products	$4,939,000	$3,712,000	$14,627,000	$13,079,000
Cable & wiring tools	332,000	486,000	1,117,000	1,561,000
Other products	123,000	168,000	431,000	554,000
Total net revenue	$5,394,000	$4,366,000	$16,175,000	$15,194,000

Income from operations:
Security alarm products	$1,373,000	$774,000	$4,226,000	$3,339,000
Cable & wiring tools	105,000	93,000	323,000	398,000
Other products	40,000	33,000	125,000	141,000
Total income from operations	$1,518,000	$900,000	$4,674,000	$3,878,000

Depreciation and amortization:
Security alarm products	$55,000	$48,000	$146,000	$143,000
Cable & wiring tools	30,000	30,000	91,000	92,000
Other products	24,000	21,000	61,000	57,000
Corporate general	14,000	14,000	66,000	40,000
Total depreciation and amortization	$123,000	$113,000	$364,000	$332,000

Capital expenditures:
Security alarm products	$—	$—	$224,000	$74,000
Cable & wiring tools	—	—	—	—
Other products	20,000	12,000	20,000	147,000
Corporate general	—	—	19,000	—
Total capital expenditures	$20,000	$12,000	$263,000	$221,000

	January 31, 2024	April 30, 2023
Identifiable assets:
Security alarm products	$15,880,000	$14,251,000
Cable & wiring tools	2,173,000	2,548,000
Other products	850,000	981,000
Corporate general	40,170,000	38,171,000
Total assets	$59,073,000	$55,951,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,239,000
Basic EPS	$3,239,000	4,899,692	$.66
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$3,239,000	4,920,192	$.66

	For the three months ended January 31, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,009,000
Basic EPS	$2,009,000	4,930,800	$.41
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$2,009,000	4,951,300	$.41

	For the nine months ended January 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$5,558,000
Basic EPS	$5,558,000	4,918,746	$1.13
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$5,558,000	4,939,246	$1.13

	For the nine months ended January 31, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,667,000
Basic EPS	$3,667,000	4,930,929	$.74
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$3,667,000	4,951,429	$.74

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $15,000 and $14,000 were paid during each quarter ending January 31, 2024 and 2023, respectively. Likewise, the Company paid matching contributions of approximately $45,000 and $43,000 during each nine-month period ending January 31, 2024 and 2023, respectively.

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

Investments and Marketable Securities

As of January 31, 2024 and April 30, 2023, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,266,000	$—	$5,266,000
REITs	—	70,000	—	70,000
Equity Securities	27,559,000	—	—	27,559,000
Money Markets	698,000	—	—	698,000
Total fair value of assets measured on a recurring basis	$28,257,000	$5,336,000	$—	$33,593,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$5,212,000	$—	$5,212,000
REITs	—	71,000	—	71,000
Equity Securities	25,019,000	—	—	25,019,000
Money Markets	1,061,000	—	—	1,061,000
Total fair value of assets measured on a recurring basis	$26,080,000	$5,283,000	$—	$31,363,000

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

Executive Summary

The Company’s performance in operations has seen a tick upward through the three quarters of the current fiscal year with the third quarter dipping slightly in sales over the second quarter of the current fiscal year. This is mainly due to the fact that our business is tied to the housing market and the winter months usually show a slowdown. Opportunities include keeping up with business growth and finding ways to get our products out to our customers in a timelier manner. One way we are doing this is by looking into more automation. We also continue to look at businesses that might be a good fit to purchase. We also continue to work on new products that will be a good fit for our industry and business. Challenges in the coming months include getting products out to customers in a timely manner, dealing with the COVID-19 pandemic restrictions, and inflation. Possible COVID-19 challenges include, but are not limited to, price increases and/or delays in the supply chain, reduced sales, workforce interruptions, and economic conditions impacting the stock market. Management continues to work at keeping operations flowing as efficiently as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $5,394,000 for the quarter ended January 31, 2024, which is a 23.55% increase from the corresponding quarter last year. Year-to-date net sales were $16,175,000 at January 31, 2024, which is a 6.46% increase from the same period last year. The improvement in sales is a result of the economy rebounding and having the ability to get goods built and shipped to our customers. We continue to operate our business with our ongoing commitment to outstanding customer service and our ability to customize products.

●	Cost of goods sold was 50.69% of net sales for the quarter ended January 31, 2024 and was 55.98% for the same quarter last year. Year-to-date cost of goods sold percentages were 50.36% for the current nine months and 53.15% for the corresponding nine months last year. The current cost of goods sold percentages have dropped to be just outside of Management’s goal of keeping labor and other manufacturing expenses at less than 50% for both the quarter and year-to-date results. Management continues to work with and train employees to work more efficiently. Raw material prices have come down during the current fiscal year as compared to the previous fiscal year, but wages continue to rise to remain competitive in the job market. Management offset some of these added expenses by implementing a 2.5% price increase effective January 1, 2024.

●	Operating expenses increased by $120,000 for the quarter and they increased by $116,000 for the nine-months ended January 31, 2024 as compared to the corresponding periods last year. When comparing percentages in relation to net sales, the operating expenses for the quarter ended January 31, 2024 was 21.17% of net sales while it was 23.41% of net sales for the same quarter the prior year. For year-to-date numbers, operating expenses were 20.75% and 21.32% of net sales for the nine months ended January 31, 2024 and 2023, respectively. The Company has been able to keep the operating expenses at less than 30% of net sales for many years now; however, the actual dollar amount increase is due to increased commission amounts, related to increased sales, and additional labor costs related to wage increases.

●	Income from operations for the quarter ended January 31, 2024 was $1,518,000, a 68.67% increase from the corresponding quarter last year, which had income from operations of $900,000. Income from operations for the nine months ended January 31, 2024 was $4,674,000, which is a 20.53% increase from the corresponding nine months last year, which had income from operations of $3,878,000.

●	Other income and expenses for the quarter ended January 31, 2024 shows income of $3,329,000, which is a $1,553,000 increase from the corresponding quarter last year, which had an income amount of $1,776,000. Comparatively, there is an increase of $2,259,000 in other income for the year-to-date numbers. Most of the activity in these accounts consists of investment interest, dividends, real gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the increase in the current quarter and year-to-date numbers is unrealized gain and loss on equity securities. The Company is at the mercy of the stock market when it comes to these figures, the stock market has seen an upturn recently with decreased inflation and improvement in the economy.

●	Overall, net income for the quarter ended January 31, 2024 was up $1,230,000, or 61.22%, from the same quarter last year. Similarly, net income for the nine-month period ended January 31, 2024 was up $1,891,000, or 51.57%, from the same period in the prior year.

●	Earnings per common share for the quarter ended January 31, 2024 were $0.66 per share and $1.13 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2023 were $0.41 per share and $0.74 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $428,000 during the nine months ended January 31, 2024 as compared to a decrease of $813,000 during the corresponding period last year.

●	Accounts receivable increased $554,000 for the nine months ended January 31, 2024 compared with a $824,000 decrease for the same period last year. The current year increase is a direct result of the increased sales, while there has been a slight uptick in collections of accounts receivable. An analysis of accounts receivable shows that 9.62% of the receivables were over 90 days at January 31, 2024.

●	Inventories increased $594,000 during the current nine-month period compared to an increase of $2,444,000 last year. The smaller increase in the current year is due to not having as many raw materials on hand since sales have increased. Management has also seen slight decreases in raw material prices during the current year as compared to the nine-month period ending January 31, 2023.

●	Prepaid expenses saw a $515,000 decrease for the current nine months, primarily due to having inventory and machinery delivered during the current nine-month period; therefore, having less money in prepayments of raw materials on the books. The prior nine-month period showed a $458,000 decrease in prepaid expenses.

●	Income tax overpayment decreased $88,000 for the current nine-month period, compared to having an increase of $478,000 in income tax overpayment for the nine-months ended January 31, 2023. The current decrease is due to having to our income tax estimates be more aligned with our net income.

●	Accounts payable shows a $164,000 decrease for the current nine-month period ended January 31, 2024 compared to an $84,000 increase for the prior nine-month period. The company strives to pay all invoices within terms, and the variance is primarily due to the timing of receipt of products and payment of invoices.

●	Accrued expenses increased $120,000 for the current nine-month period compared to a $184,000 increase for the nine-month period ended January 31, 2023. The difference in the amounts is primarily due to timing issues.

Investing

●	As for our investment activities, the Company spent approximately $263,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, where there was activity of $221,000.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2024 the buy/sell activity in the investment accounts continued as usual. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2024 was $556,000 compared to $648,000 spent in the prior nine-month period. The Company continues to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine-month period ended January 31, 2024, the Company purchased $364,000 worth of treasury stock. This is in comparison to $5,000 spent in the same nine-month period the prior year.

●	The company paid out dividends of $2,914,000 during the nine months ending January 31, 2024. These dividends were paid during the second quarter. The company declared a dividend of $0.65 per share of common stock on September 30, 2023 and these dividends were paid by October 31, 2023. As for the prior year numbers, dividends paid was $2,689,000 for the nine months ending January 31, 2023. A dividend of $0.60 per common share was declared and paid during the second fiscal quarter last year.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2024. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2024.

Period	Number of shares repurchased
November 1, 2023 – November 30, 2023	26,663
December 1, 2023 – December 31, 2023	-0-
January 1, 2024 – January 31, 2024	1,300

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

101.	SCH Inline XBRL Taxonomy Extension Schema Document

101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

George Risk Industries, Inc. (Registrant)

Date March 15, 2024	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

