Form 10-K
period 2024-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2024-07-31
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Based on the closing sale price on October 31, 2023, the aggregate market value of the voting stock held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) of the registrant was $23,660,000.

The number of outstanding shares of the common stock as of July 30, 2024, was 4,896,730.

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

Business Development

George Risk Industries, Inc. (“GRI” or the “Company”) was incorporated in 1967 in Colorado. The Company is presently engaged in the design, manufacture, and sale of custom computer keyboards, proximity switches, security alarm components and systems, pool access alarms, EZ Duct wire covers, water sensors, electronic switching devices, high security switches and wire and cable installation tools.

Products, Market, and Distribution

The Company designs, manufactures, and sells computer keyboards, proximity switches, security alarm components and systems, pool access alarms, water sensors, electronic switching devices, high security switches, and wire and cable installation tools. The Security sales division, which concentrates on selling products for security purposes, comprises approximately 96.0% of net revenues and these goods are sold to distributors and alarm dealers/installers.

The security segment has approximately 1,000 current customers. One of the distributors, Ademco, Inc. (previously known as ADI), accounts for approximately 37.7% of the Company’s sales of these products. Anixter, Inc. accounts for another 23.5% of the security segment of the Company sales. The loss of these distributors would be significant to the Company. However, both companies have purchased products from the Company for many years and are expected to continue. The Company also has a written agreement with Ademco. This agreement was signed in February 2011 and was initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

The keyboard and proximity switch segment has approximately 300 customers. These products are primarily sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

Competition

The Company has intense competition in the keyboard/proximity and security/burglar alarm lines.

The security/burglar alarm segment has approximately six major competitors. The Company competes well based on price, product design, quality, customization, and having products made in the USA.

The competitors in the keyboard/proximity segment are larger companies with automated production facilities. GRI has emphasized small custom order sales that many of its competitors decline or discourage.

Research and Development

The Company conducts research and development for its customers when needed and as requested. Costs in connection with such product development have been borne by the customers. Costs associated with the development of new products are expensed as incurred. The Company’s internal research and development activities support the development of new products.

Employees

GRI has approximately 185 employees.

Item 1C	Cybersecurity

We believe a proactive approach to cybersecurity risks and threats is essential to achieving our business objectives and protecting our business. We therefore have processes for assessing, identifying, and managing risks from cybersecurity threats, that are conducted both in-house and with the aid of a third-party IT service, Five Nines, and have integrated these processes into our overall risk management system. We continually monitor our safeguards and provide our employees at all levels with the tools and training on these safeguards. Five Nine’s security specialists monitor and aid with industry best practices and compliance and assist us in implementing our cybersecurity procedures. Additionally, they routinely assess risks from cybersecurity threats, including but not limited to changes to firmware, disruption/denial of service and any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. We have established policies for tracking, managing, and safely disposing of physical hardware that may contain confidential information. We intend to continually evaluate best practices and methods, including continued cyber defense systems and training programs to protect our business from a wide range of potential threats and the ever-evolving cybersecurity risks.

Governance

Our company IT Manager continually monitors company computers and information systems for potential malware, ransomware and other malicious activity. The IT Manager works directly with our third-party IT service, Five Nines, and periodically updates the CEO on our cybersecurity and information security policies, training, new concerns, and plans. The CEO reports, as and if needed, directly to the audit committee and board of directors. The board of directors and audit committee will be apprised of any cybersecurity incidents deemed to have a moderate or higher business impact and will be provided with updates as necessary.

Item 2	Properties

The Company owns the manufacturing and the office facilities that it operates in. Total square footage of the plant in Kimball, Nebraska is approximately 50,000 sq. ft. A 7,500 sq. ft. warehouse for raw material storage was purchased in June 2017 when the Company acquired its cable and wiring segment, and another 9,600 sq. ft. building was purchased in April 2020 to provide for additional expansion. Additionally, the Company purchased the 15,000 sq. ft. building that it previously leased from Bonita Risk, which is used mainly for offices, in November 2019. Bonita Risk is a director of the Company.

The Company also owns a building in Gering, NE that is 7,200 sq. ft. in size. This is used for manufacturing. Currently, there are approximately 37 employees at the Gering site.

Item 3	Legal Proceedings

None.

Item 4	Mine Safety Disclosures

Not applicable.

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The Company’s Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information

2024 Fiscal Year	High	Low
May 1—July 31	$11.10	$9.81
August 1—October 31	12.25	10.99
November 1—January 31	12.80	11.24
February 1—April 30	14.10	11.06

2023 Fiscal Year	High	Low
May 1—July 31	$12.24	$11.02
August 1—October 31	12.00	9.52
November 1—January 31	11.60	10.35
February 1—April 30	11.69	10.62

On September 30, 2023, a dividend of $0.65 per common share was declared for the fiscal year ending April 30, 2024.

For the prior fiscal year, a dividend of $0.60 per common share was declared on September 30, 2022.

The number of holders of record of the Company’s Class A Common Stock as of April 30, 2024, was approximately 1,084.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the Company’s common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2024 Fiscal Year	Number of shares repurchased
May 1—July 31	2,035
August 1—October 31	1,715
November 1—January 31	27,963
February 1—April 30	2,100

2023 Fiscal Year	Number of shares repurchased
May 1—July 31	200
August 1—October 31	70
November 1—January 31	175
February 1—April 30	200

There are still approximately 192,000 shares available to be repurchased under the current resolution.

Item 6	[Reserved]

Not Applicable

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

George Risk Industries, Inc. (“GRI” or the “Company”) is a diversified manufacturer of electronic components, encompassing the security industry’s widest variety of door and window contact switches, environmental products, wire and cable installation tools, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 10.3% of revenues for fiscal year 2024 and 11.1% for 2023.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The Company has substantial marketable securities holdings, and these holdings have a material impact on the financial results. For the year ending April 30, 2024, net other income accounted for 39.08% of income before income taxes. In comparison, for the year ending April 30, 2023, net other income accounted for 12.98% of the income before income taxes. Management’s philosophy behind having holdings in marketable securities is to keep the money working and to gain interest on the cash that is not needed to be put back into the business. Over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

Management is always open to the possibility of acquiring a business that would complement our existing operations, such as the October 2017 purchase of substantially all of the assets from Labor Saving Devices, Inc. (“LSDI”) and Roy Bowling.

There are no known seasonal trends with any of GRI’s products, since the Company mostly sells to distributors and original equipment manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

Liquidity and Capital Resources

Operating

Net cash increased by $2,169,000 during the year ended April 30, 2024, compared to a decrease of $1,135,000 during the year ended April 30, 2023. Accounts receivable increased by $417,000 during the current fiscal year compared to a $627,000 decrease in the prior fiscal year. The current fiscal year increase in cash flow from accounts receivable is the result of a combination of slightly faster collection of accounts receivable and increased sales. The average collection time in days for the year ended April 30, 2024, is 66 days, compared to 65 days for the year ended April 30, 2023. As of April 30, 2024, 68.12% of receivables were aged less than 60 days (“Current”) and 8.53% were aged over 90 days. In comparison, 79.90% of the receivables were considered Current and 4.95% were over 90 days past due at April 30, 2023.

Inventories increased by $93,000 for the year ended April 30, 2024, compared to an increase of $3,604,000 for the year ended April 30, 2023. The smaller current fiscal year increase is a result of having slightly less raw materials on hand and an increase in raw material costs. In turn, with material and labor costs rising, the work in process inventory has increased while the finished goods inventory has decreased since there were more sales than the previous fiscal year.

Prepaid expenses and other assets decreased by $418,000 and $761,000 in the current and prior fiscal years, respectively. The current fiscal year’s decrease is due to not having as many prepayments for raw materials than at the last fiscal year-end and not having to renew multi-year subscriptions in the current fiscal year.

For the year ended April 30, 2024, accounts payable decreased by $254,000 compared to an increase of $226,000 for the year ended April 30, 2023. The change in cash with regards to accounts payable is largely based on timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses increased $41,000 for the year ended April 30, 2024, due to having more accrued payroll calculated as compared to the year ended April 30, 2023.

The Company had an increase in cash flow towards income tax payable of $508,000 for the year ended April 30, 2024, compared to a decrease of $680,000 in cash flow towards income tax receivable for the year ended April 30, 2023. The current fiscal year income tax payable is the result of timing between recording and paying the income tax liability. The receivable in the 2023 fiscal year was due to an overpayment of tax liability.

Investing

As for investment activities, $378,000 was spent on purchases of property and equipment during the year ended April 30, 2024, compared to $548,000 during the year ended April 30, 2023. These capitalized costs mainly consisted of purchases of machinery and equipment and making capital improvements. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2024, was $699,000 versus $764,000 spent for the year ended April 30, 2023. Conversely, net proceeds from the sale of marketable securities were $527,000 and $25,000 at April 30, 2024 and 2023, respectively. The Company uses “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

Financing

Cash used in financing activities consists of two items. First, for the year ended April 30, 2024, $2,915,000 was spent on the payment of dividends. The Company declared a dividend of $0.65 per share of common stock on September 30, 2023, for the current fiscal year, while a $0.60 per share of common stock dividend was declared on September 30, 2022 and issued in the prior fiscal year. Second, the Company continues to purchase back its Class A common stock when the opportunity arises. For the year ended April 30, 2024, the Company purchased $391,000 of treasury stock and $7,000 was bought back for the year ended April 30, 2023. In an effort to repurchase its Class A Common Stock, the Company has been actively searching for stockholders that have been “lost” over the years.

As of April 30, 2024, working capital showed a year-over -year increase of 10.04%. The Company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The Company’s quick ratio increased to 12.118 for the year ended April 30, 2024, compared to 11.135 for the year ended April 30, 2023.

Results of Operations

GRI completed the year ending April 30, 2024 with a net profit of 34.72% of net sales. Net sales for the current fiscal year were $21,767,000, up 8.95% over the previous fiscal year. The increase in sales is a result of a strengthening economy in which inflation leveled up as compared to the previous year. Cost of goods sold was 50.2% of net sales for the year ended April 30, 2024, and 53.08% for the same period last year. Management aims to keep the cost of goods sold percentage within 50% and was just slightly over that percentage for the current year. Management strives to be as efficient as possible as wages and material costs continue to increase. Management offset some of these added expenses by implementing a 2.5% price increase effective January 1, 2024, and a price increase of 10% that was effective on January 1, 2023.

Operating expenses were 20.91% of net sales for the year ended April 30, 2024, compared to 21.59% for the year ended April 30 ,2023. Management’s goal is to keep the operating expenses around 25% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2024 was $6,289,000, which is a 24.29% increase from the year ended April 30, 2023, which had income from operations of $5,060,000.

Other income and expense results for the year ended April 30, 2024, produced net other income of $4,034,000, compared to a net other income of $755,000 for the year ending April 30, 2023. Dividend and interest income was $1,116,000 for the current fiscal year, which is up 4.49% over the $1,068,000 dividend and interest income for the prior fiscal year. Investments in marketable securities are presented at fair value and an unrealized gain or loss is recorded within the statements of operations, a non-cash entry. As a result, an unrealized gain of $2,771,000 was recorded for the year ending April 30, 2024, and an unrealized loss of $31,000 was recorded for the year ending April 30, 2023. Net gain on the sale of investments for the current fiscal year was $148,000, which is a 150.86% increase over the net loss on the sale of investments of $291,000 for the prior fiscal year.

Net income for the year ended April 30, 2024 was $7,558,000, which is up 58.88% from the $4,757,000 net income for the year ended April 30, 2023. Basic earnings per common share (“EPS”) for the year ended April 30, 2024, was $1.54 per share, and the diluted earnings per common share for the same period was $1.53. Basic and diluted EPS for the year ended April 30, 2023, was $0.96 per share.

Management is hopeful that sales will continue to increase for the fiscal year ending April 30, 2025. Opportunities for Management include focusing on finding ways to get our products out to our customers in a timelier manner. One way we are doing this is by looking into more automation. Challenges facing Management include obtaining certain raw materials and the increased costs of most raw materials because of inflation. The Company also struggles to get enough workers to fill production needs. Our Security sales division, which is our largest sales generator, is directly tied to the housing industry and we normally experience the same fluctuations. We are always researching and developing new products that will help our sales increase. Although there were not any new products to hit the market during fiscal year 2024, we are confident that there will be more released soon, and we are searching for products that complement our current offerings. Management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Due to the Company’s strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing techniques and established customers to deliver new products and increase sales and profits.

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

Research is being done on updating our small profile glass break detector, in addition to looking at development of programmable temperature and humidity sensors with built-in hysteresis. An expansion of the GR3045 panic switch is in the works to include single pull, double throw (SPDT) versions, latching, and non-latching with LED indicator lights. A miniature profile overhead door contact based on the popular 4532 is also in development.

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

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. Management performs continuing credit evaluations of its customers’ financial condition, and the Company generally does not require collateral.

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

In accordance with the Generally Accepted Accounting Principles in the United States (“US GAAP”), the Company evaluates all marketable securities for other-than temporary declines in fair value. When the cost basis exceeds the fair market value for approximately one year, management evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized loss position. When it is determined that a security will likely remain impaired, a recognized loss is recorded and the investment is written down to its new fair value. The investments are periodically evaluated to determine if impairment changes are required.

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

Related Party Transactions — One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. The year end balances of accounts held at this bank were $6,712,000 and $4,637,000 for the years ended April 30, 2024 and 2023, respectively. The Company also received interest income from FirsTier Bank in the amount of approximately $170,000 for the year ended April 30, 2024, and approximately $103,000 was received for the year ended April 30, 2023.

Item 8	Financial Statements and Supplementary Data

Index to Financial Statements

George Risk Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of George Risk Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of George Risk Industries, Inc. (the Company) as of April 30, 2024 and 2023, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Inventory Valuation

Critical Audit Matter Description

The Company manufactures its inventory, which involves the capture of direct labor and manufacturing overhead costs to inventory instead of as an expense when valuing work-in-process and finished goods inventory. This process involves complex calculations based on employee hours worked on manufacturing inventory, and the amount of overhead that will be captured is based on management’s subjective judgements. These judgements can have a significant impact on the Company’s reported assets and earnings if they should prove to be significantly inaccurate.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures related to the Company’s valuation of work-in-process and finished goods inventory included the following:

●	We evaluated management’s significant accounting policies related to the valuation of manufactured inventory, including the methodology of how manufactured overhead is applied to inventory.
●	We tested the direct labor applied to a sample of work-in-process and finished goods inventory items by agreeing employees’ applied costs to their pay rates per their human resources file maintained by the company.
●	We tested the application of manufacturing overhead to a sample of work-in-process and finished goods inventory by recalculating the overhead we would expect to be applied based on the company’s standard overhead rate and the number of direct labor hours applied to the inventory.

Critical Audit Matter – Valuation of Investments

Critical Audit Matter Description

The company has investments in publicly traded equity securities, state and municipal debt securities, REITS, and money markets and they are recorded at fair value. Some of these investments are Level 2 investments and can be hard to value. In addition, as the securities are held at fair value, management must assess securities that are in a significant unrealized loss position for other than temporary impairment. For these securities, management must make difficult and subjective judgments about the ability of the issuer to be able to meet its obligations under terms of the security. These judgments can have a significant impact on the Company’s reported earnings if they should prove to be significantly inaccurate.

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
Salt Lake City, UT Firm ID 457
July 30, 2024

George Risk Industries, Inc.

Balance Sheets

As of April 30, 2024 and 2023

	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$7,112,000	$4,943,000
Investments and securities	34,488,000	31,363,000
Accounts receivable:
Trade, net of allowance for credit losses of $34,256 and $17,922 for 2024 and 2023, respectively	3,903,000	3,503,000
Other	66,000	59,000
Income tax overpayment	—	403,000
Inventories, net	11,558,000	11,443,000
Prepaid expenses	315,000	651,000
Total Current Assets	57,442,000	52,365,000

Property and Equipment, at cost, net	2,003,000	1,997,000

Other Assets
Investment in Limited Land Partnership, at cost	294,000	344,000
Projects in process	13,000	83,000
Other	—	13,000
Total Other Assets	307,000	440,000

Intangible Assets, net	1,028,000	1,149,000

TOTAL ASSETS	$60,780,000	$55,951,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Balance Sheets (Continued)

As of April 30, 2024 and 2023

	2024	2023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$291,000	$546,000
Dividends payable	2,853,000	2,565,000
Deferred income	23,000	43,000
Accrued expenses	483,000	421,000
Income tax payable	105,000	—
Total Current Liabilities	3,755,000	3,575,000

Long-Term Liabilities
Deferred income taxes	2,388,000	1,727,000
Total Long-Term Liabilities	2,388,000	1,727,000

Total Liabilities	6,143,000	5,302,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income (loss)	(137,000)	(161,000)
Retained earnings	56,836,000	52,481,000
Less: treasury stock, 3,606,151 and 3,572,338 shares, at cost	(4,945,000)	(4,554,000)
Total Stockholders’ Equity	54,637,000	50,649,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$60,780,000	$55,951,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Income Statements

For the years ended April 30, 2024 and 2023

	Year ended	Year ended
	April 30, 2024	April 30, 2023

Net Sales	$21,767,000	$19,979,000
Less: Cost of Goods Sold	(10,926,000)	(10,605,000)
Gross Profit	10,841,000	9,374,000

Operating Expenses:
General and Administrative	1,492,000	1,380,000
Selling	2,958,000	2,836,000
Engineering	102,000	98,000
Total Operating Expenses	4,552,000	4,314,000

Income From Operations	6,289,000	5,060,000

Other Income (Expense)
Other Income	37,000	6,000
Impairment on Investment in Limited Land Partnership	(38,000)	—
Dividend and Interest Income	1,116,000	1,068,000
Unrealized Gain (Loss) on Equity Securities	2,771,000	(31,000)
Gain (Loss) on Sale of Investment	148,000	(291,000)
Gain on Sale of Assets	—	3,000
Total Other Income (Expense)	4,034,000	755,000

Income Before Provisions for Income Taxes	10,323,000	5,815,000

Provisions for Income Taxes
Current Expense	2,115,000	1,226,000
Deferred tax expense (benefit)	650,000	(168,000)
Total Income Tax Expense	2,765,000	1,058,000

Net Income	$7,558,000	$4,757,000

Earnings Per Share of Common Stock
Basic	$1.54	$0.96
Diluted	$1.53	$0.96

Weighted Average Number of Common Shares Outstanding (Basic)	4,913,676	4,930,835
Weighted Average Number of Common Shares Outstanding (Diluted)	4,934,176	4,951,335

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2024 and 2023

	Year ended	Year ended
	April 30, 2024	April 30, 2023

Net Income	$7,558,000	$4,757,000

Other Comprehensive Income (Loss), Net of Tax
Unrealized gain (loss) on debt securities:
Unrealized holding gains (losses) arising during period	34,000	(33,000)
Income tax benefit (expense) related to other comprehensive income	(10,000)	9,000
Other Comprehensive Income (Loss)	24,000	(24,000)

Comprehensive Income	$7,582,000	$4,733,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2024 and 2023

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2022	4,100	$99,000	8,502,881	$850,000

Prior period adjustment for provisions related to depreciation	—	—	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $0.60 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2023	4,100	99,000	8,502,881	850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.65 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2024	4,100	$99,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2024 and 2023

	Treasury Stock (Common Class A)		Accumulated Other Comprehensive Income (Loss)
Paid-In Capital	Shares	Amount		Retained Earnings	Total
$1,934,000	3,571,693	$(4,547,000)	$(137,000)	$50,843,000	$49,042,000

—	—	—	—	(161,000)	(161,000)

—	645	(7,000)	—	—	(7,000)

—	—	—	—	(2,958,000)	(2,958,000)

—	—	—	(24,000)	—	(24,000)

—	—	—	—	4,757,000	4,757,000

1,934,000	3,572,338	(4,554,000)	(161,000)	52,481,000	50,649,000

—	33,813	(391,000)	—	—	(391,000)

—	—	—	—	(3,203,000)	(3,203,000)

—	—	—	24,000	—	24,000

—	—	—	—	7,558,000	7,558,000

$1,934,000	3,606,151	$(4,945,000)	$(137,000)	$56,836,000	$54,637,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2024	April 30, 2023

Cash Flows From Operating Activities:
Net Income	$7,558,000	$4,757,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487,000	445,000
Realized (gain) loss on sale of investments	(170,000)	224,000
Impairment on investments	22,000	67,000
Unrealized (gain) loss on equity securities	(2,771,000)	31,000
Impairment on investment in limited land partnership	38,000	—
Provision for credit losses on accounts receivable	16,000	(16,000)
Reserve for obsolete inventory	(21,000)	100,000
(Gain) on sale of assets	—	(3,000)
Deferred income taxes	650,000	(167,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(417,000)	627,000
Inventories	(93,000)	(3,604,000)
Prepaid expenses	418,000	761,000
Other receivables	(7,000)	(43,000)
Income tax overpayment	—	(680,000)
Increase (decrease) in:
Accounts payable	(254,000)	226,000
Accrued expenses	41,000	111,000
Income tax payable	508,000	—
Net cash from operating activities	6,005,000	2,836,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	8,000	12,000
(Purchase) of property and equipment	(378,000)	(548,000)
Proceeds from sale of marketable securities	527,000	25,000
(Purchase) of marketable securities	(699,000)	(764,000)
Distribution from investment in limited land partnership	12,000	—
Net cash from investing activities	(530,000)	(1,275,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(391,000)	(7,000)
Dividends paid	(2,915,000)	(2,689,000)
Net cash from financing activities	(3,306,000)	(2,696,000)

Net Change in Cash and Cash Equivalents	2,169,000	(1,135,000)

Cash and Cash Equivalents, beginning of year	4,943,000	6,078,000

Cash and Cash Equivalents, end of year	$7,112,000	$4,943,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$1,485,000	$2,070,000
Interest expense	—	—

Cash receipts for:
Income taxes	$57,000	$176,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Notes to Financial Statements

April 30, 2024

1.	Nature of Business and Summary of Significant Accounting Policies, continued

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

The Company maintains an allowance for estimated credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectation of specifically identified customer balances. This allowance is adjusted as appropriate to reflect current conditions. The Company has recorded an allowance for estimated credit losses of $34,256 for the year ended April 30, 2024, and $17,922 for the year ended April 30, 2023. For the year ended April 30, 2024, the provision for credit losses on accounts receivable was an expense of $16,334 compared to a provision of $17,171 for the year ended April 30, 2023.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Property and Equipment — Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

Schedule of Property and Equipment

Classification	Useful Life in Years	2024 Cost	2023 Cost
Dies, jigs, and molds	3–7	$1,871,000	$1,871,000
Machinery and equipment	5–10	2,832,000	2,632,000
Furniture and fixtures	5–10	222,000	222,000
Improvements	5–32	638,000	605,000
Buildings	20–39	1,151,000	1,151,000
Automotive	3–5	131,000	126,000
Software	2–5	425,000	425,000
Land	N/A	80,000	80,000
Property and equipment, gross		7,350,000	7,112,000
Accumulated depreciation		(5,347,000)	(5,115,000)
Property and equipment, net		$2,003,000	$1,997,000

Depreciation expense of $366,000 and $323,000 was charged to operations for the years ended April 30, 2024 and 2023, respectively.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Investment in Limited Land Partnership (LLP) — In November 2002, the Company purchased 6.67% of a prime 22-acre land parcel for development in Winter Park-Grand County, CO for investment purposes for a total of $200,000. Over the years, there has been a total of $144,000 of additional contributions to aid in improvements and recurring expenses such as debt service, utilities, taxes, maintenance, insurance, and professional fees. The goal of the investment was to hold the property for resale(s) in 2-5 years, but many efforts to sell the property did not materialize for many years. Fortunately, the sale finally happened on June 30, 2023. Disbursement of the sale proceeds are contingent on finishing wetland restoration of the land, but the LLP made a distribution of the net proceeds in January 2024 in the amount of $12,000. Upon receiving information from the LLP management team, additional details about the contingent ongoing expenses were given to GRI and it has been determined that there is a $38,000 impairment on this investment, which has been accounted for during the year ended April 30, 2024.

Subsequently, an additional distribution of the net proceeds from the sale of the LLP in the amount of $255,000 was paid to GRI in July 2024.

Intangible Assets — Intangible assets are amortized on a straight-line basis over their estimated useful lives, unless it is determined their lives to be indefinite. The intangible asset currently being amortized is intellectual property with a useful life of 15 years. As of April 30, 2024, the Company had $1,028,000 of net intangible assets, compared to net intangible assets of $1,149,000 as of April 30, 2023. Amortization expense was $121,000 and $122,000 for the years ended April 30, 2024 and 2023, respectively.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

As of April 30, 2024, future amortization of intangible assets is expected as follows:

Schedule of Future Amortization of Intangible Assets

Fiscal year end	Amortization amount
2025	$121,000
2026	$121,000
2027	$121,000
2028	$121,000
2029	$121,000
Thereafter	$423,000
Total	$1,028,000

Basic and Diluted Earnings per Share — The Company computes earnings per share in accordance with Accounting Standards Codification (“ASC”) 260-10-45 Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of income. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings per share exclude all potential common shares if their effect is anti-dilutive.

Advertising — Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $116,000 and $105,000 for the years ended April 30, 2024 and 2023, respectively.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. The Internal Revenue Service (“IRS”) may generally access additional income tax records for the most recent three years. This would generally prevent the IRS from opening an examination for years ending on or before April 30, 2020. However, there are exceptions that can extend the statute of limitations to six years, and in some cases, prevent the statute of limitations from ever expiring. Interest and penalties accrued on uncertain tax positions are recorded as income tax expense.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

It has been determined that the Company does not have uncertain tax positions on its tax returns for the years 2023, 2022, and prior. Based on evaluation of the 2024 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

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

Product Returns — In the normal course of business, the Company may allow customers to return products per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues with offsetting entries recorded in the balance sheet quarterly based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive.

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

Segment Reporting and Related Information — The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. US GAAP also requires disclosures about products and services, geographic area and major customers. At April 30, 2024, the Company operated in three segments organized by security line products, cable and wiring tools (Labor Saving Devices - LSDI) products, and all other products. See Note 9 for further segment information disclosures.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Subsequent Events – Other than those discussed at the Investment in Limited Land Partnership section of this note, Management has evaluated all events or transactions that occurred after April 30, 2024 through the date of the filing. During this period, the Company did not have any material recognizable subsequent events.

2.	Inventories

Inventories at April 30, 2024 and 2023, consisted of the following:

Schedule of Inventories

	2024	2023
Raw materials	$10,130,000	$9,886,000
Work in process	753,000	678,000
Finished goods	1,042,000	1,267,000
Inventory, gross	11,925,000	11,831,000
Less: allowance for obsolete inventory	(367,000)	(388,000)
Inventories, net	$11,558,000	$11,443,000

3.	Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, REITs, and money markets and they are recorded at fair value. The investments in debt securities, which include municipal bonds and bond funds, mature between July 2024 and July 2041. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Dividend and interest income are reported as earned.

As of April 30, 2024 and 2023, investments consisted of the following:

Schedule of Investments

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Reported
April 30, 2024	Basis	Gains	Losses	Value
Municipal bonds	$7,057,000	$28,000	$(100,000)	$6,985,000
REITs	$74,000	$-	$(8,000)	$66,000
Equity securities	$17,408,000	$9,303,000	$(209,000)	$26,502,000
Money Markets and CDs	$935,000	$-	$-	$935,000
Total	$25,474,000	$9,331,000	$(317,000)	$34,488,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Reported
April 30, 2023	Basis	Gains	Losses	Value
Municipal bonds	$5,396,000	$46,000	$(230,000)	$5,212,000
REITs	$93,000	$-	$(22,000)	$71,000
Equity securities	$18,605,000	$6,915,000	$(501,000)	$25,019,000
Money Markets and CDs	$1,060,000	$1,000	$-	$1,061,000
Total	$25,154,000	$6,962,000	$(753,000)	$31,363,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, management recorded impairment losses of $22,000 and $67,000 for the years ended April 30, 2024 and 2023, respectively.

The Company’s investments are actively traded in the stock and bond markets. Therefore, there is either a realized gain or loss that is recorded when a sale happens. For the fiscal year ended April 30, 2024, the Company had sales of equity securities which yielded gross realized gains of $789,000 and gross realized losses of $613,000. For the same period, there were not any sales of debt securities for gross realized gains, but sales of debt securities yielded gross realized losses of $28,000. Comparatively, the Company recorded gross realized gains on equity securities of $512,000 and gross realized losses of $740,000 for the fiscal year ending April 30, 2023. As for debt securities, there were not any sales of debt securities for gross realized gains, but sales of debt securities yielded gross realized losses of $63,000 for the fiscal year ending April 30, 2023. The gross realized loss numbers include the impaired figures listed in the previous paragraph. Additionally, proceeds from sales of securities available for sale were $527,000 and $25,000 for the years ended April 30, 2024 and 2023 respectively.

3.	Investments, continued

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of April 30, 2024 and 2023.

Schedule of Unrealized Loss Breakdown by Investment Type

Unrealized Loss Breakdown by Investment Type as of April 30, 2024

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$5,897,000	$(20,000)	$773,000	$(80,000)	$6,670,000	$(100,000)
REITs	$—	$—	$66,000	$(8,000)	$66,000	$(8,000)
Equity securities	$2,255,000	$(72,000)	$766,000	$(137,000)	$3,021,000	$(209,000)
Total	$8,152,000	$(92,000)	$1,605,000	$(225,000)	$9,757,000	$(317,000)

Unrealized Loss Breakdown by Investment Type as of April 30, 2023

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$868,000	$(6,000)	$3,769,000	$(224,000)	$4,637,000	$(230,000)
REITs	$36,000	$(9,000)	$35,000	$(13,000)	$71,000	$(22,000)
Equity securities	$3,048,000	$(140,000)	$2,209,000	$(361,000)	$5,257,000	$(501,000)
Total	$3,952,000	$(155,000)	$6,013,000	$(598,000)	$9,965,000	$(753,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of April 30, 2024 and 2023.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings and does not consider these investments to be other-than-temporarily impaired as of April 30, 2024 and 2023.

4.	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $60,000 and $58,000 were paid during the years ending April 30, 2024 and 2023, respectively.

5.	Stockholders’ Equity

Preferred Stock—Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2024 and 2023.

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

During the fiscal year ended April 30, 2024, the Company purchased 33,813 shares of Class A common stock. This was initiated by stockholders contacting the Company.

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

Schedule of Basic and Diluted Earnings Per Share

	April 30, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$7,558,000
Basic EPS	$7,558,000	4,913,676	$1.54
Effect of dilutive Convertible Preferred Stock	–	20,500	(0.01)
Diluted EPS	$7,558,000	4,934,176	$1.53

	April 30, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$4,757,000
Basic EPS	$4,757,000	4,930,835	$0.96
Effect of dilutive Convertible Preferred Stock	–	20,500	—
Diluted EPS	$4,757,000	4,951,335	$0.96

7.	Commitments, Contingencies, and Related Party Transactions

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. Year end balances of accounts held at this bank are $6,712,000 and $4,637,000 for the years ended April 30, 2024 and 2023, respectively. The Company also received interest income from FirsTier Bank in the amount of approximately $170,000 for the year ended April 30, 2024 and $103,000 for the year ended April 30, 2023.

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

8.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future income and deductions implicit in the Balance Sheets. The income tax provision for the fiscal year ended April 30, 2024 and 2023 consisted of the following:

Schedule of Income Tax Provision

Year Ended April 30,	2024	2023
Current:
Federal	$1,604,000	1,051,000
State	511,000	175,000
Deferred:
Federal	495,000	(108,000)
State	155,000	(60,000)
Total income tax provision	$2,765,000	$1,058,000

Reconciliation of income taxes with Federal and State taxable income:

Schedule of Reconciliation of Income Taxes with Federal and State Taxable Income

	2024	2023
Income before income taxes	$10,323,000	$5,815,000
State income tax deduction	(478,000)	(351,000)
Interest and dividend income	(489,000)	(511,000)
Nondeductible expenses and timing differences	(2,379,000)	(11,000)
Taxable income	$6,977,000	$4,942,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Schedule of Statutory Rate to Income Before Taxes

	2024	2023
Income tax provision at statutory rate	$2,916,000	$1,657,000
Increase (decrease) income taxes resulting from:
State income taxes	(135,000)	(100,000)
Interest and dividend income	(138,000)	(146,000)
Deferred taxes	650,000	(168,000)
Other temporary and permanent differences	(528,000)	(185,000)
Income tax expense	$2,765,000	$1,058,000

Federal tax rate	21.00%	21.00%
State tax rate	7.25%	7.50%
Blended statutory rate	28.25%	28.50%

Deferred tax assets (liabilities) consist of the following components as of April 30, 2024 and 2023:

Summary of Deferred Tax Assets (Liabilities)

	2024	2023
Deferred tax assets (liabilities):
Depreciation	$(312,000)	$(276,000)
Capitalized R&D expense	320,000	$165,000
Inventory valuation	104,000	111,000
Allowance for doubtful accounts	10,000	5,000
Accrued vacation	37,000	37,000
Accumulated unrealized (gain)/loss on investments	(2,547,000)	(1,769,000)
Net deferred tax assets (liabilities)	$(2,388,000)	$(1,727,000)

9.	Business Segments

The following is financial information relating to industry segments:

Schedule of Financial Information Relating to Industry Segments

	Quarter ended	Year ended	Year ended
	April 30,	April 30,	April 30,
	2024	2024	2023
	(Unaudited)
Net revenue:
Security alarm products	$5,002,000	$19,630,000	$17,428,000
Cable & wiring tools	368,000	1,484,000	1,870,000
Other products	222,000	653,000	681,000
Total net revenue	$5,592,000	$21,767,000	$19,979,000

Income from operations:
Security alarm products	1,457,000	5,672,000	4,414,000
Cable & wiring tools	110,000	429,000	474,000
Other products	48,000	188,000	172,000
Total income from operations	$1,615,000	$6,289,000	$5,060,000

Depreciation and amortization:
Security alarm products	56,000	202,000	194,000
Cable & wiring tools	30,000	121,000	122,000
Other products	24,000	92,000	81,000
Corporate general	13,000	72,000	48,000
Total depreciation and amortization	$123,000	$487,000	$445,000

Capital expenditures:
Security alarm products	97,000	321,000	237,000
Cable & wiring tools	—	—	—
Other products	—	20,000	268,000
Corporate general	18,000	37,000	43,000
Total capital expenditures	$115,000	$378,000	$548,000

	April 30, 2024	April 30, 2023
Identifiable assets:
Security alarm products	15,263,000	14,251,000
Cable & wiring tools	2,082,000	2,548,000
Other products	859,000	981,000
Corporate general	42,576,000	38,171,000
Total assets	$60,780,000	$55,951,000

10.	Concentrations

The Company maintains the majority of its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2024 and 2023, the Company had uninsured balances of $6,494,000, and $4,530,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

Management also has cash funds with Wells Fargo Bank with uninsured balances of $151,000 and $56,000 for the years ending April 30, 2024 and 2023, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

The Company has sales to a security alarm distributor representing 37% of total sales for the year ended April 30, 2024 and 36% of total sales for the year ended April 30, 2023. This distributor accounted for 56% and 44% of accounts receivable at April 30, 2024 and 2023, respectively.

Security switch sales made up 90% of total sales for the fiscal year ending April 30, 2024 and 87% of total sales for the fiscal year ending April 30, 2023.

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Investments and Marketable Securities

As of April 30, 2024 and 2023, The Company’s investments consisted of money markets, publicly traded equity securities, REITs as well as certain state and municipal bonds. Marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds and REITs; the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Schedule of Assets Measured at Fair Value on Recurring Basis

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$6,985,000	—	$6,985,000
REITs	—	$66,000	—	$66,000
Equity Securities	$26,502,000	—	—	$26,502,000
Money Markets and CDs	$935,000	—	—	$935,000
Total fair value of assets measured on a recurring basis	$27,437,000	$7,051,000	—	$34,488,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$5,212,000	—	$5,212,000
REITs	—	$71,000	—	$71,000
Equity Securities	$25,019,000	—	—	$25,019,000
Money Markets and CDs	$1,061,000	—	—	$1,061,000
Total fair value of assets measured on a recurring basis	$26,080,000	$5,283,000	—	$31,363,000

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A	Controls and Procedures

Evaluation of disclosure controls and procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2024 our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures are not effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). For the year ended April 30, 2023, Management’s evaluation determined that our internal control over financial reporting was ineffective due to the material weakness discussed below.

Management’s assessment identified the following material weakness in internal control over financial reporting for the year ended April 30, 2023:

●	The small size of our Company limits our ability to achieve the desired level of separation of duties for proper internal controls and financial reporting, particularly as it relates to financial reporting to assure material disclosures or implementation of newly issued accounting standards are included. A secondary review of annual and quarterly filings does occur with an outside party. Due to the departure of the Controller, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. We do not believe we have met the full requirement for separation of duties for financial reporting purposes.

The following steps were taken to mitigate the above material weakness during the year ended April 30, 2024:

●	The Company hired a part-time controller in March 2023;and in March 2024 this controller became a full-time position with the Company. This hire has enabled more separation of duties within the accounting department and provided an opportunity for a second internal review of financial information.
●	We continue to have our quarterly and annual financial statements reviewed by a third-party CPA. This third party ensures we have fulfilled our material disclosures and that newly issued accounting standards have been reviewed and addressed if necessary.
●	We have begun increasing our knowledge and training around internal controls over financial reporting and will continue to do so.

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

Management believes that the steps the Company has taken to mitigate the 2023 material weakness have improved our internal controls; however, due to our size the CEO and the CFO roles continue to be filled by the same individual, so we have not achieved complete segregation of duties, and we still do not have an audit committee. As such, Management is optimistic in our ability to downgrade the material weakness to a significate deficiency in a future period.

Because of the material weakness and significant deficiency in internal control over financial reporting described above, the Company’s management has concluded that, as of April 30, 2024 and 2023, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 9B	Other Information

None.

Part III

Item 10	Directors and Executive Officers and Corporate Governance

(a & b) Identification of Directors and Executive Officers

All the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2024, is furnished with respect to each director and executive officer:

Name	Principal Occupation or Employment	Age	Director or Officer Since
Stephanie M. Risk-McElroy	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	52	August 8,1999
Ryan T. McElroy	Secretary/Treasurer	49	December 13, 2023
Donna Debowey	Director, retired GRI plant manager	86	July 12, 2005
Joel H. Wiens	Director, FirsTier Banks	94	September 6, 2007
Bonita P. Risk	Director, Stock Transfer Agent at GRI	74	March 15, 2013
Jerry Knutsen	Director, retired business owner	81	August 29, 2016

The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2024:

Name	Director’s Fees Paid	Stock Awards	Option Awards	Non-equity incentive plan compen-sation	Non-qualified deferred compensation earnings	Total
Stephanie Risk-McElroy (1)	—	—	—	—	—	—
Sharon Westby (1)	—	—	—	—	—	—
Ryan T. McElroy (1)	—	—	—	—	—	—
Donna Debowey (2)	$800	—	—	—	—	$800
Joel H. Wiens (2)	$600	—	—	—	—	$600
Bonita P. Risk (1)	—	—	—	—	—	—
Jerry Knutsen	$600	—	—	—	—	$600

The inside directors (1), or employees of the Company, do not receive additional compensation for their services. Outside directors (2) are paid $200 per meeting for their services.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationships

Stephanie Risk-McElroy and Bonita Risk have a daughter - mother relationship. Stephanie Risk-McElroy and Ryan McElory are married. Bonita Risk and Ryan McElroy are mother-in-law/son-in-law, respectively.

(e) Business Experience of Directors and Executive Officers

Stephanie Risk-McElroy, Chairman of the Board, Chief Executive Officer, and Chief Financial Officer, has over thirty years of experience in the accounting field. Mrs. Risk-McElroy graduated from Hastings College with a degree in Accounting. Stephanie worked for Platte Valley Sales from May 1990 until January 1997 as a staff accountant. In 1997, she pursued her career with an accounting manager position at Kershner’s Auto Korner in Hastings, NE. She joined the accounting staff at GRI in 1999 and then was promoted to CFO upon retirement of the prior CFO. Upon the death of her father, Ken R. Risk, in February 2013, she was appointed to the position of Chairman of the Board and Chief Executive Officer.

Mrs. Risk-McElroy serves on the Board of Directors of GRI, as a direct link to the financial condition of the Company. She and her staff oversee all the accounting obligations of the Company. She has knowledge and experience in business outside of the Company that makes her an asset to the Board. And as President of the Company, she oversees all of the day-to-day operations as well.

Ryan McElroy, the Corporate Secretary, started his career by working on the family farm and ranch. In 1993 he attended college in McCook, NE for Criminal Justice and worked at the local Radio Shack, moving up to being responsible for opening/closing duties. After college he moved back to the Sidney, NE area and started working at Wheelers/Country General as a tire tech and soon was moved up to opening/closing duties. He then became employed as a Jailer with the Cheyenne County Sheriff’s Office and became a Deputy a few years later. He went back to college in Sidney and studied Information Technology (IT) while working for the Cheyenne County Community Center. He then went to a local parts store as a counter man then moved up to opening/closing and order entry. He was transferred to Chappel, NE store where he became Manager until a position opened at GRI as the Purchasing Manager and worked his way up to Vice President of Operations.

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2024, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

Code of Ethics and Code of Business Conduct

The Company does not have a written code of ethics at this time. The Company is a small business and employees know that the President of the Company must approve all material business. The Company also has checks and balances to make sure that there is not any fraud or illegal activities taking place.

Corporate Governance

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our Board of Directors believes that it is not necessary to have a standing compensation committee at this time because our Board of Directors adequately performs the functions of such committees.

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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2024, were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11	Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the Company to executive officers for services rendered in all capacities during each of the Company’s fiscal years ended April 30, 2024 and 2023.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Bonita Risk, Director,	2024	$44,000	$—	—	—	—	—	$147,000	$191,000
Shareholder, Employee	2023	$42,000	$—	—	—	—	—	$132,000	$174,000

Stephanie Risk-McElroy,	2024	$110,000	$—	—	—	—	—	$66,000	$176,000
CEO/CFO, Director, Shareholder	2023	$104,000	$—	—	—	—	—	$56,000	$160,000

Scott McMurray,	2024	$57,000	$—	—	—	—	—	$101,000	$158,000
Director of Sales	2023	$55,000	$—	—	—	—	—	$83,000	$138,000

Bonita Risk, Stephanie Risk-McElroy, and Scott McMurray receive a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2024 and 2023.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2024, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 4,896,730 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2024. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)	% of Class of Stock Outstanding (3)
Executive Officers and Directors:
Bonita Risk – Director	2,947,128	60.19%
The above director has beneficial ownership over the Kenneth Risk Trust that owns 2,187,056 shares, Bonita Risk Family Irrevocable Trust that owns 732,470 shares, and 27,602 shares owned personally. As a result, combined, they have voting and shared dispositive control.

Stephanie M. Risk-McElroy Chairman, CEO, & CFO	1,775	Less than 1%
Donna Debowey – Director	500	Less than 1%

All Officers and Directors as a group	2,949,403	60.23%

(1)	Unless otherwise indicated, the address of the named beneficial owner is George Risk Industries, Inc., 802 S. Elm St., Kimball, NE 69145.

(2)	Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3)	Based on the net shares outstanding as of April 30, 2024. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,606,151).

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13	Certain Relationships and Related Transactions, and Director Independence

During each of three years ended April 30, 2024, 2023, and 2022, the Company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party	2024	2023	2022
Bank Balances Joel Wiens, Director	$6,711,558	$4,636,584	$5,058,307

Interest Income Joel Wiens, Director	$170,187	$102,713	$58,751

Item 14	Principal Accountant Fees and Services

1)	Audit Fees

For each of the last two fiscal years the Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

FYE 2024	$84,500	Haynie & Company
	$1,613	Carey Schroeder, CPA

FYE 2023	$78,000	Haynie & Company
	$1,763	Carey Schroeder, CPA

2)	Audit-Related Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the Company’s employee benefit plan. The amounts are listed below:

FYE 2024	$10,500	Haynie & Company

FYE 2023	$10,500	Haynie & Company

3)	Tax Fees

The Company incurred aggregate fees or expenses for professional services rendered by tax accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

FYE 2024	$9,100	Haynie & Company
	$4,840	Tax Resources Group, Inc.

FYE 2023	$6,000	Haynie & Company
	$4,900	Tax Resources Group, Inc.

4)	All Other Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for restatement of some of the Company’s 10-Qs and 10-K. The amounts are listed below:

FYE 2024	None

FYE 2023	None

5)	The Board of Directors considered whether, and determined that, the auditor’s provisions of non-audit services were compatible with maintaining the auditor’s independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15	Exhibits and Financial Statement Schedules

3.(1).a	Articles of Incorporation—Filed as Exhibit 5 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1970, and incorporated by reference herein

3.(i).b	Certificate of Amendment to the Articles of Incorporation of the Registrant—Filed as Exhibit 1.2 to the Registrant’s Form 10–K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c	By-laws—Filed as Exhibit 1.3 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1971, and incorporated by reference herein

10.1	Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group (“ADI”) and George Risk Industries, Inc. – Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended April 30, 2012, and incorporated by reference herein. *

31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)

101.	INS Inline XBRL Instance Document

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

/s/ STEPHANIE M. RISK-MCELROY	July 31, 2024
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHANIE M. RISK-MCELROY	July 31, 2024
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

/s/ DONNA DEBOWEY	July 31, 2024
DONNA DEBOWEY Director	Date

/s/ JOEL H. WIENS	July 31, 2024
JOEL H. WIENS Director	Date

/s/ BONITA P. RISK	July 31, 2024
BONITA P. RISK Director	Date

/s/ JERRY KNUTSEN	July 31, 2024
JERRY KNUTSEN Director	Date

