Form 10-Q
period 2024-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2024-09-16
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 16, 2024 was 4,896,730.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1:	Financial Statements

The unaudited financial statements for the three-month period ended July 31, 2024 are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	July 31, 2024	April 30, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,367,000	$7,112,000
Investments and securities, at fair value	36,499,000	34,488,000
Accounts receivable:
Trade, net of allowance for credit losses of $21,027 and $34,256	4,171,000	3,903,000
Other	19,000	66,000
Inventories, net	11,241,000	11,558,000
Prepaid expenses	419,000	315,000
Total Current Assets	61,716,000	57,442,000

Property and Equipment, net, at cost	2,011,000	2,003,000

Other Assets
Investment in Limited Land Partnership, at cost	25,000	294,000
Projects in process	13,000	13,000
Total Other Assets	38,000	307,000

Intangible assets, net	998,000	1,028,000

TOTAL ASSETS	$64,763,000	$60,780,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	July 31, 2024	April 30, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$261,000	$291,000
Dividends payable	2,853,000	2,853,000
Deferred income	48,000	23,000
Accrued expenses	582,000	483,000
Income tax payable	803,000	105,000
Total Current Liabilities	4,547,000	3,755,000

Long-Term Liabilities
Deferred income taxes	2,697,000	2,388,000
Total Long-Term Liabilities	2,697,000	2,388,000

Total Liabilities	7,244,000	6,143,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	40,000	(137,000)
Retained earnings	59,541,000	56,836,000
Less: treasury stock, 3,606,151 and 3,606,151 shares, at cost	(4,945,000)	(4,945,000)
Total Stockholders’ Equity	57,519,000	54,637,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,763,000	$60,780,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

(Unaudited)

	July 31, 2024	July 31, 2023

Net Sales	$5,780,000	$4,728,000
Less: Cost of Goods Sold	(2,835,000)	(2,462,000)
Gross Profit	2,945,000	2,266,000

Operating Expenses:
General and Administrative	337,000	368,000
Sales	807,000	689,000
Engineering	27,000	22,000
Total Operating Expenses	1,171,000	1,079,000

Income From Operations	1,774,000	1,187,000

Other Income (Expense)
Other	2,000	8,000
Interest Expense	(1,000)	—
Dividend and Interest Income	317,000	241,000
Unrealized Gain on Equity Securities	1,346,000	1,634,000
Gain (Loss) on Sale of Assets	(2,000)	8,000
Gain (Loss) on Sale of Investments	213,000	(118,000)
	1,875,000	1,773,000

Income Before Provisions for Income Taxes	3,649,000	2,960,000

Provisions for Income Taxes
Current Expense	705,000	310,000
Deferred tax (benefit) expense	239,000	276,000
Total Income Tax Expense	944,000	586,000

Net Income	$2,705,000	$2,374,000

Basic Earnings Per Share of Common Stock	$0.55	$0.48
Diluted Earnings Per Share of Common Stock	$0.55	$0.48

Weighted Average Number of Common Shares Outstanding	4,896,730	4,928,974
Weighted Average Number of Shares Outstanding (Diluted)	4,917,230	4,949,474

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

(Unaudited)

	July 31, 2024	July 31, 2023

Net Income	$2,705,000	$2,374,000

Other Comprehensive Income, Net of Tax
Unrealized gain on debt securities:
Unrealized holding gains (losses) arising during period	247,000	(31,000)
Income tax (expense) benefit related to other comprehensive income	(70,000)	8,000
Other Comprehensive Income	177,000	(23,000)

Comprehensive Income	$2,882,000	$2,351,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2023	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2024	4,100	$99,000	8,502,881	$850,000

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2024	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITIY

FOR THE THREE MONTHS ENDED JULY 31, 2024 and 2023

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,572,338	$(4,554,000)	$(161,000)	$52,481,000	$50,649,000

—	2,035	(22,000)	—	—	(22,000)

—	—	—	(23,000)	—	(23,000)

—	—	—	—	2,374,000	2,374,000

$1,934,000	3,574,373	$(4,576,000)	$(184,000)	$54,855,000	$52,978,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$(137,000)	$56,836,000	$54,637,000

—	—	—	177,000	—	177,000

—	—	—	—	2,705,000	2,705,000

$1,934,000	3,606,151	$(4,945,000)	$40,000	$59,541,000	$57,519,000

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

(Unaudited)

	July 31, 2024	July 31, 2023
Cash Flows from Operating Activities:
Net Income	$2,705,000	$2,374,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,000	117,000
(Gain) loss on sale of investments	(213,000)	118,000
Unrealized (gain) loss on equity securities	(1,346,000)	(1,634,000)
Provision for credit losses on accounts receivable	(13,000)	4,000
Reserve for obsolete inventory	4,000	—
Deferred income taxes	239,000	276,000
(Gain) on sale of assets	2,000	(8,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(255,000)	431,000
Inventories	313,000	(521,000)
Prepaid expenses and other current assets	(104,000)	(482,000)
Other receivables	46,000	40,000
Income tax overpayment	—	304,000
Increase (decrease) in:
Accounts payable	(30,000)	(50,000)
Accrued expenses and other current liabilities	125,000	2,000
Income tax payable	697,000	—
Net cash from operating activities	2,295,000	971,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	8,000
(Purchase) of property and equipment	(105,000)	(201,000)
Proceeds from sale of marketable securities	8,000	7,000
(Purchase) of marketable securities	(212,000)	(150,000)
Distribution from investment in limited land partnership	269,000	—
Net cash from investing activities	(40,000)	(336,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	—	(22,000)
Dividends paid	—	(2,000)
Net cash from financing activities	—	(24,000)

Net Change in Cash and Cash Equivalents	$2,255,000	$611,000

Cash and Cash Equivalents, beginning of period	$7,112,000	$4,943,000
Cash and Cash Equivalents, end of period	$9,367,000	$5,554,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$0	$0
Interest paid	$1,000	$0

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JULY 31, 2024

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2024 annual report on Form 10-K (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the three months ended July 31, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Financial Statements.

Note 2: Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between December 2024 and December 2050. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of July 31, 2024 and April 30, 2024, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2024	Basis	Gains	Losses	Value
Municipal bonds	$7,332,000	$189,000	$(81,000)	$7,440,000
REITs	74,000	1,000	(6,000)	69,000
Equity securities	17,278,000	10,652,000	(148,000)	27,782,000
Money markets and CDs	1,208,000	—	—	1,208,000
Total	$25,892,000	$10,842,000	$(235,000)	$36,499,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2024	Basis	Gains	Losses	Value
Municipal bonds	$7,057,000	$28,000	$(100,000)	$6,985,000
REITs	74,000	—	(8,000)	66,000
Equity securities	17,408,000	9,303,000	(209,000)	26,502,000
Money markets and CDs	935,000	—	—	935,000
Total	$25,474,000	$9,331,000	$(317,000)	$34,488,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, no impairment loss was recorded for the quarters ended July 31, 2024 and 2023, respectively.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended July 31, 2024, the Company had sales of equity securities which yielded gross realized gains of $268,000 and gross realized losses of $48,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $7,000 were recorded. During the quarter ending July 31, 2023, the Company recorded gross realized gains and losses on equity securities of $105,000 and $218,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $5,000 were recorded. The gross realized loss numbers include would include the impaired figures listed in the previous paragraph if there happened to be any.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2024 and April 30, 2024, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2024

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$439,000	$(7,000)	$743,000	$(74,000)	$1,182,000	$(81,000)
REITs	—	—	40,000	(6,000)	40,000	(6,000)
Equity securities	472,000	(47,000)	595,000	(101,000)	1,067,000	(148,000)
Total	$911,000	$(54,000)	$1,378,000	$(181,000)	$9,706,000	$(235,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2024

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$5,897,000	$(20,000)	$773,000	$(80,000)	$6,670,000	$(100,000)
REITs	—	—	66,000	(8,000)	66,000	(8,000)
Equity securities	2,255,000	(72,000)	766,000	(137,000)	3,021,000	(209,000)
Total	$8,152,000	$(92,000)	$1,605,000	$(225,000)	$9,757,000	$(317,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2024 and April 31, 2024.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at July 31, 2024 and April 30, 2024.

Note 3: Inventories

Inventories at July 31, 2024 and April 30, 2024 consisted of the following:

	July 31,	April 30,
	2024	2024

Raw materials	$9,698,000	$10,130,000
Work in process	796,000	753,000
Finished goods	1,118,000	1,042,000
	11,612,000	11,925,000
Less: allowance for obsolete inventory	(371,000)	(367,000)
Inventories, net	$11,241,000	$11,558,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	July 31,
	2024	2023
Net revenue:
Security alarm products	$5,185,000	$4,241,000
Cable & wiring tools	372,000	328,000
Other products	223,000	159,000
Total net revenue	$5,780,000	$4,728,000

Income from operations:
Security alarm products	$1,591,000	$1,065,000
Cable & wiring tools	114,000	82,000
Other products	69,000	40,000
Total income from operations	$1,774,000	$1,187,000

Depreciation and amortization:
Security alarm products	$58,000	$49,000
Cable & wiring tools	30,000	30,000
Other products	24,000	24,000
Corporate general	13,000	14,000
Total depreciation and amortization	$125,000	$117,000

Capital expenditures:
Security alarm products	$100,000	$201,000
Cable & wiring tools	—	—
Other products	5,000	—
Corporate general	—	—
Total capital expenditures	$105,000	$201,000

	July 31, 2024	April 30, 2024
Identifiable assets:
Security alarm products	$15,205,000	$15,263,000
Cable & wiring tools	1,989,000	2,082,000
Other products	973,000	859,000
Corporate general	46,596,000	42,576,000
Total assets	$64,763,000	$60,780,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,705,000
Basic EPS	$2,705,000	4,896,730	$.55
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$2,705,000	4,917,230	$.55

	For the three months ended July 31, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,374,000
Basic EPS	$2,374,000	4,928,974	$.48
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$2,374,000	4,949,474	$.48

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $16,000 were paid in each of the quarters ending July 31, 2024 and 2023, respectively.

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

Investments and Marketable Securities

As of July 31, 2024 and April 30, 2024, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$7,440,000	$—	$7,440,000
REITs	—	69,000	—	69,000
Equity Securities	27,782,000	—	—	27,782,000
Money Markets and CDs	1,208,000	—	—	1,208,000
Total fair value of assets measured on a recurring basis	$28,990,000	$7,509,000	$—	$36,499,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,985,000	$—	$6,985,000
REITs	—	66,000	—	66,000
Equity Securities	26,502,000	—	—	26,502,000
Money Markets and CDs	935,000	—	—	935,000
Total fair value of assets measured on a recurring basis	$27,437,000	$7,051,000	$—	$34,488,000

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

The following discussion should be read in conjunction with the attached condensed financial statements, and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2024.

Executive Summary

The Company’s performance improved during the quarter ended July 31, 2024 as compared to the quarter ended July 31, 2023. Sales, income from operations, and overall net income have increased when comparing these figures to the same quarter last year The Company still has a sizable back-order log and there have still been times that certain raw materials have not been available. Overall, during this current quarter, the economy has strengthened and inflation levels have leveled out, which has helped shape our profitable numbers. Opportunities include focusing on ramping up production to meet customer’s needs to get product to them in a timely manner, which includes looking into more automation, and to continue looking at businesses that might be a good fit to purchase. We also continue to work on new products that will be a good fit for our industry and business. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with the ongoing effects of inflation. Management continues to work at keeping operations flowing as efficiently as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales for the quarter ended July 31, 2024 showed a 22.25% increase over the same period in the prior year. The Company saw increased sales resulting primarily from a strengthened economy, which has helped improve growth in the housing market. Management also believes that sales stay strong due to our ongoing commitment to outstanding customer service and our ability to customize products.

●	The cost of goods sold percentage decreased from 52.07% of sales during the quarter last year, to 49.05% for the current quarter, which is right at Management’s goal to keep labor and other manufacturing expenses below 50%. The decreased cost of goods sold percentage is a result of a steadier economy. Management strives to be as efficient as possible as material costs continue to increase. Wages also continue to increase in order to remain competitive in the job market.

●	Operating expenses increased by $92,000 when comparing the current year quarter to the same quarter for the prior year. When comparing percentages in relation to net sales, the operating expenses decreased to 20.26% for the quarter ended July 31, 2024 as compared to 22.82% for the corresponding quarter last year. The dollar amount increase is primarily the result of increased sales commissions. The Company maintained the ratio of operating expenses to net sales at less than 30%, which is in line with historical ratios.

●	Income from operations for the quarter ended July 31, 2024 was at $1,774,000, which is a 49.45% increase from the corresponding quarter last year, which had income from operations of $1,187,000.

●	Other income and expenses showed a $1,875,000 gain for the quarter ended July 31, 2024 as compared to a $1,773,000 gain for the quarter ended July 31, 2023. For the three months ended July 31, 2024, $1,346,000 of unrealized gains from equity securities were recorded, compared to $1,634,000 of unrealized losses from equity securities recorded for the three months ended July 31, 2023. The remainder of the increase is primarily due to dividend and interest income paid on investments and gains on sales of investments.

●	The Company’s provision for income taxes showed an increase of $358,000 from $586,000 in the quarter ended July 31, 2023 to $944,000 for the quarter ended July 31, 2024. This increase is primarily due to increased income. Income before provisions for income tax is up $689,000 when comparing the current quarter ending July 31, 2024 to the same quarter the prior year.

●	In turn, net income for the quarter ended July 31, 2024 was $2,705,000, a 13.94% increase from the corresponding quarter last year, which showed net income of $2,374,000.

●	Earnings per share for the quarter ended July 31, 2024 were $0.55 per common share and $0.48 per common share for the quarter ended July 31, 2023.

Liquidity and capital resources

Operating

●	Net cash increased $2,255,000 during the quarter ended July 31, 2024 as compared to an increase of $611,000 during the corresponding quarter last year. The details are listed below.

●	Accounts receivable, net increased $255,000 for the quarter ending July 31, 2024 compared with a $431,000 decrease for the same quarter last year. The increase in cash flow from accounts receivable is directly attributable to the increase in sales and customers being able to pay in a slightly timelier manner. Management is always working with customers to collect on accounts and to keep past due accounts to a minimum. An analysis of accounts receivable shows that 4.76% of the balance was over 90 days at July 31, 2024.

●	Inventories, net decreased $313,000 during the current quarter as compared to a $521,000 increase last year. The current period decrease is primarily due to the fact that the Company has increased sales and using inventory faster than it is being replenished.

●	For the quarter ended July 31, 2024, there was a $104,000 increase in prepaid expenses and other current assets compared to an increase of $482,000 for the quarter ended July 31, 2023. The current increase is due to having to prepay for inventory during the quarter; therefore, having more money in prepayments of raw materials on the books.

●	Accounts payable shows a decrease of $30,000 for the quarter ended July 31, 2024 compared to a decrease of $50,000 for the same quarter the year before. The variance is primarily due to timing differences of when product is received. Management strives to pay all payables within terms, unless there is a problem with the merchandise.

●	Accrued expenses and other current liabilities increased $125,000 for the current quarter as compared to a $2,000 increase for the quarter ended July 31, 2023. The difference in the amounts is primarily due to the timing of when payroll periods end and increases in sales commissions.

●	Income tax payable for the quarter ended July 31, 2024 increased $697,000, compared to a $304,000 decrease in income tax receivable for the quarter ended July 31, 2023. The current year income tax payable increase is a result of increased income.

Investing

●	The Company purchased $105,000 of property and equipment during the current fiscal quarter. In comparison, $201,000 was spent on purchases of property and equipment during the corresponding quarter last year.

●

The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2024 was $212,000 compared to $150,000 spent during the quarter ended July 31, 2023. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

The Company received a cash distribution of $269,000 from the investment in the limited land partnership during the quarter ending July 31, 2024. This was the second distribution received from the sale of the limited land partnership and the rest of the proceeds are contingent on finishing wetland restoration of the land.

Financing

●	The Company continues to repurchase common stock when the opportunity arises. For the quarter ended July 31, 2024 the Company did not buy back any treasury stock but $22,000 was bought back during the quarter ended July 31, 2023.

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

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2024. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30, 2024, management identified the following significant deficiency in our internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of duties for proper internal controls and financial reporting, particularly as it relates to financial reporting to assure material disclosures or implementation of newly issued accounting standards are included. We have hired a Controller, and a secondary review of annual and quarterly filings does occur with an outside CPA. However, the current CEO and CFO roles are being fulfilled by the same individual and we do not have an audit committee. We do not believe we have met the full requirement for separation of duties for financial reporting purposes.

Despite the significant deficiency in financial reporting noted above, we believe that our financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

Changes in Internal Control Over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2025.

Period	Number of shares repurchased
May 1, 2024 – May 31, 2024	-0-
June 1, 2024 – June 30, 2024	-0-
July 1, 2024 – July 31, 2024	-0-

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date September 16, 2024	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer
and Chairman of the Board

