Form 10-Q
period 2024-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2024-12-16
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (&232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 16, 2024 was 4,896,730.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three-and six-month periods ended October 31, 2024, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2024	April 30, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,454,000	$7,112,000
Investments and securities, at fair value	36,359,000	34,488,000
Accounts receivable:
Trade, net of allowance for credit losses of $40,845 and $34,256	3,915,000	3,903,000
Other	31,000	66,000
Federal solar tax credit receivable	2,485,000	—
Inventories, net	11,082,000	11,558,000
Prepaid expenses	339,000	315,000
Total Current Assets	59,665,000	57,442,000

Property and Equipment, net, at cost	2,126,000	2,003,000

Other Assets
Investment in Limited Land Partnership, at cost	25,000	294,000
Projects in process	10,000	13,000
Total Other Assets	35,000	307,000

Intangible Assets, net	968,000	1,028,000

TOTAL ASSETS	$62,794,000	$60,780,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	October 31, 2024	April 30, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$259,000	$291,000
Dividends payable	3,301,000	2,853,000
Deferred income	14,000	23,000
Accrued expenses	462,000	483,000
Income tax payable	170,000	105,000
Federal solar tax credit payable	972,000	—
Deferred gain on solar tax credit	142,000	—
Total Current Liabilities	5,320,000	3,755,000

Long-Term Liabilities
Deferred income taxes	2,660,000	2,388,000
Total Long-Term Liabilities	2,660,000	2,388,000

Total Liabilities	7,980,000	6,143,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	16,000	(137,000)
Retained earnings	56,860,000	56,836,000
Less: treasury stock, 3,606,151 and 3,606,151 shares, at cost	(4,945,000)	(4,945,000)
Total Stockholders’ Equity	54,814,000	54,637,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,794,000	$60,780,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME (LOSS) STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Oct 31, 2024	Oct 31, 2023	Oct 31, 2024	Oct 31, 2023
Net Sales	$5,613,000	$6,053,000	$11,394,000	$10,781,000
Less: Cost of Goods Sold	(2,899,000)	(2,949,000)	(5,735,000)	(5,411,000)
Gross Profit	2,714,000	3,104,000	5,659,000	5,370,000

Operating Expenses
General and Administrative	417,000	333,000	755,000	702,000
Sales	787,000	787,000	1,594,000	1,476,000
Engineering	27,000	16,000	54,000	37,000
Total Operating Expenses	1,231,000	1,136,000	2,403,000	2,215,000

Income From Operations	1,483,000	1,968,000	3,256,000	3,155,000

Other (Expense)
Other	96,000	2,000	96,000	9,000
Dividend and Interest Income	299,000	217,000	616,000	458,000
Unrealized (Loss) on Equity Securities	66,000	(2,368,000)	1,413,000	(734,000)
Gain (Loss) on Investments	336,000	46,000	549,000	(71,000)
Gain (Loss) on Solar Tax Credit	373,000	—	373,000	—
Gain on Sale of Assets	—	—	(2,000)	8,000
Total Other Income (Loss)	1,170,000	(2,103,000)	3,045,000	(330,000)

Income (Loss) Before Provisions for Income Taxes	2,653,000	(135,000)	6,301,000	2,825,000

Provisions for Income Taxes:
Current Expense	465,000	543,000	1,169,000	853,000
Deferred Tax (Benefit) Expense	(27,000)	(623,000)	212,000	(347,000)
Total Income Tax Expense (Benefit)	438,000	(80,000)	1,381,000	506,000

Net Income (Loss)	$2,215,000	$(55,000)	$4,920,000	$2,319,000

Income Per Share of Common Stock
Basic	$0.45	$(0.01)	$1.00	$0.47
Diluted	$0.45	$(0.01)	$1.00	$0.47

Weighted Average Number of Common
Shares Outstanding
Basic	4,896,730	4,927,571	4,896,730	4,928,273
Diluted	4,917,230	4,927,571	4,917,230	4,948,773

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	Oct 31, 2024	Oct 31, 2023	Oct 31, 2024	Oct 31, 2023
Net Income (Loss)	$2,215,000	$(55,000)	$4,920,000	$2,319,000

Other Comprehensive (Loss), Net of Tax
Unrealized (loss) on debt securities:
Unrealized holding (losses) arising during period	(33,000)	(289,000)	214,000	(320,000)
Income tax (expense) benefit related to other comprehensive income	9,000	82,000	(61,000)	90,000
Other Comprehensive (Loss)	(24,000)	(207,000)	153,000	(230,000)

Comprehensive Income (Loss)	$2,191,000	$(262,000)	$5,073,000	$2,089,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.65 per common share outstanding	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net (Loss)	—	—	—	—

Balances, October 31, 2023	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2024	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2024	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,574,373	$(4,576,000)	$(184,000)	$54,855,000	$52,978,000

—	1,715	(19,000)	—	—	(19,000)

—	—	—	—	(3,203,000)	(3,203,000)

—	—	—	(207,000)	—	(207,000)

—	—	—	—	(55,000)	(55,000)

$1,934,000	3,576,088	$(4,595,000)	$(391,000)	$51,597,000	$49,494,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$40,000	$59,541,000	$57,519,000

—	—	—	—	—	—

—	—	—	—	(4,896,000)	(4,896,000)

—	—	—	(24,000)	—	(24,000)

—	—	—	—	2,215,000	2,215,000

$1,934,000	3,606,151	$(4,945,000)	$16,000	$56,860,000	$54,814,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.65 per common share outstanding	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2023	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2024	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2024	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,572,338	$(4,554,000)	$(161,000)	$52,481,000	$50,649,000

—	3,750	(41,000)	—	—	(41,000)

—	—	—	—	(3,203,000)	(3,203,000)

—	—	—	(230,000)	—	(230,000)

—	—	—	—	2,319,000	2,319,000

$1,934,000	3,576,088	$(4,595,000)	$(391,000)	$51,597,000	$49,494,000

Paid-In	Treasury Stock (Common Class A)		Accumulated Other Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$(137,000)	$56,836,000	$54,637,000

—	—	—	—	—	—

—	—	—	—	(4,896,000)	(4,896,000)

—	—	—	153,000	—	153,000

—	—	—	—	4,920,000	4,920,000

$1,934,000	3,606,151	$(4,945,000)	$16,000	$56,860,000	$54,814,000

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

	Oct 31, 2024	Oct 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,920,000	$2,319,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,000	241,000
(Gain) loss on sale of investments	(549,000)	49,000
Impairments of investments	—	22,000
Unrealized (gain) loss on equity securities	(1,413,000)	734,000
Provision for credit losses on accounts receivable	7,000	(8,000)
Reserve for obsolete inventory	41,000	(61,000)
Deferred income taxes	212,000	(347,000)
(Gain) loss on sale of assets	2,000	(8,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(19,000)	(553,000)
Inventories	435,000	(1,103,000)
Prepaid expenses and projects in process	(21,000)	608,000
Other receivables	35,000	35,000
Federal solar tax credit receivable	(2,485,000)	—
Income tax overpayment	—	25,000
Increase (decrease) in:
Accounts payable	(33,000)	(323,000)
Federal solar tax credit pmt payable	972,000	—
Deferred gain on solar tax credit	142,000
Accrued expenses	(29,000)	(72,000)
Income tax payable	65,000	—
Net cash from operating activities	2,525,000	1,558,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	8,000
(Purchase) of property and equipment	(308,000)	(243,000)
Proceeds from sale of marketable securities	665,000	524,000
(Purchase) of marketable securities	(361,000)	(273,000)
Distribution from investment in limited land partnership	269,000	—
Net cash from investing activities	265,000	16,000

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	—	(41,000)
Dividends paid	(4,448,000)	(2,914,000)
Net cash from financing activities	(4,448,000)	(2,955,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,658,000)	(1,381,000)

Cash and Cash Equivalents, beginning of period	7,112,000	4,943,000
Cash and Cash Equivalents, end of period	$5,454,000	$3,562,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$225,000	$820,000
Interest paid	$1,000	$—

Cash receipts for:
Income taxes	$19,000	$—

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Note 1	Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2024 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the six months ended October 31, 2024.

Purchase of Transferrable Tax Credits – In September 2024, pursuant to transferability provisions of the Inflation Reduction Act of 2022, the Company executed an agreement to purchase a tax credit of $3,431,000 created by solar energy projects qualifying under Internal Revenue Code Section 48 (the “Solar Tax Credit”) in exchange for consideration of $2,917,000, resulting in a total gain on federal Solar Tax Credit of $373,000. This tax credit is available to offset income tax expense for the Company’s 2025 fiscal year.

During the three months ended October 31, 2024, the Company paid cash of $1,945,000 for this purchase and applied $947,000 of the tax credit towards income tax expense for the first six months of fiscal year 2025. As of October 31, 2024, the remaining Solar Tax Credit of $2,485,000 is shown as a receivable, and the remaining consideration of $972,000 is shown as a current liability, on our condensed balance sheet. This liability was paid in November 2024.

For the three and six months ended October 31, 2024, a gain on Solar Tax Credit of $373,000 has been recognized in our condensed statements of operations, and a deferred gain on solar tax credit remains as a current liability on our condensed balance sheet as of October 31, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact that the adoption of this ASU will have to the financial statements and related disclosures and expects to have significant changes to the disclosures regarding segments. The Company plans to adopt this ASU beginning with its fiscal year beginning May 1, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires public business entities to disclose additional information about certain expenses in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

Note 2	Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between August 2025 and December 2050. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholder’s equity. Dividend and interest income are reported as earned.

As of October 31, 2024 and April 30, 2024, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
October 31, 2024	Basis	Gains	Losses	Value
Municipal bonds	$7,325,000	$170,000	$(78,000)	$7,417,000
REITs	74,000	—	(6,000)	68,000
Equity securities	17,428,000	10,703,000	(149,000)	27,982,000
Money markets and CDs	892,000	—	—	892,000
Total	$25,719,000	$10,873,000	$(233,000)	$36,359,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2024	Basis	Gains	Losses	Value
Municipal bonds	$7,057,000	$28,000	$(100,000)	$6,985,000
REITs	74,000	—	(8,000)	66,000
Equity securities	17,408,000	9,303,000	(209,000)	26,502,000
Money markets and CDs	935,000	1,000	—	935,000
Total	$25,474,000	$9,331,000	$(317,000)	$34,488,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for either of the quarter or the six months ended October 31, 2024, while management recorded an impairment loss of $22,000 for the quarter and six-month period ended October 31, 2023.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended October 31, 2024 the Company had sales of equity securities which yielded gross realized gains of $378,000 and gross realized losses of $35,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $7,000 were recorded. As for the six-months ended October 31, 2024 the Company had sales of equity securities which yielded gross realized gains of $646,000 and gross realized losses of $83,000. For the same six-month period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $14,000 were recorded. During the quarter ending October 31, 2023, the Company recorded gross realized gains and losses on equity securities of $108,000 and $60,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $2,000 were recorded. During the six-months ending October 31, 2023, the Company recorded gross realized gains and losses on equity securities of $214,000 and $278,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $7,000 were recorded. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2024 and April 30, 2024, respectively.

Unrealized Loss Breakdown by Investment Type at October 31, 2024

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$273,000	$(5,000)	$993,000	$(73,000)	$1,266,000	$(78,000)
REITs	—	—	40,000	(6,000)	40,000	(6,000)
Equity securities	670,000	(57,000)	488,000	(92,000)	1,158,000	(149,000)
Total	$943,000	$(62,000)	$1,521,000	$(171,000)	$2,464,000	$(233,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2024

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$5,897,000	$(20,000)	$773,000	$(80,000)	$6,670,000	$(100,000)
REITs	—	—	66,000	(8,000)	66,000	(8,000)
Equity securities	2,255,000	(72,000)	766,000	(137,000)	3,021,000	(209,000)
Total	$8,152,000	$(92,000)	$1,605,000	$(225,000)	$9,757,000	$(753,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2024 and April 30, 2024.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired at October 31, 2024 and April 30, 2024.

Note 3	Inventories

Inventories at October 31, 2024 and April 30, 2024 consisted of the following:

	October 31,	April 30,
	2024	2024

Raw materials	$9,507,000	$10,130,000
Work in process	782,000	753,000
Finished Goods	1,201,000	1,042,000
	11,490,000	11,925,000
Less: allowance for obsolete inventory	(408,000)	(367,000)
Inventories, net	$11,082,000	$11,558,000

Note 4	Business Segments

The following is financial information relating to industry segments:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Oct 31, 2024	Oct 31, 2023	Oct 31, 2024	Oct 31, 2023
Net revenue:
Security alarm products	$5,051,000	$5,445,000	$10,236,000	$9,687,000
Cable & wiring tools	385,000	457,000	757,000	785,000
Other products	177,000	151,000	401,000	309,000
Total net revenue	$5,613,000	$6,053,000	$11,394,000	$10,781,000

Income from operations:
Security alarm products	$1,334,000	$1,769,000	$2,930,000	$2,835,000
Cable & wiring tools	102,000	143,000	223,000	230,000
Other products	47,000	56,000	103,000	90,000
Total income from operations	$1,483,000	$1,968,000	$3,256,000	$3,155,000

Depreciation and amortization:
Security alarm products	$50,000	$42,000	$108,000	$91,000
Cable & wiring tools	30,000	30,000	60,000	60,000
Other products	25,000	13,000	49,000	37,000
Corporate general	13,000	39,000	26,000	53,000
Total depreciation and amortization	$118,000	$124,000	$243,000	$241,000

Capital expenditures:
Security alarm products	$45,000	$23,000	$145,000	$224,000
Cable & wiring tools	—	—	—	—
Other products	16,000	—	21,000	—
Corporate general	142,000	19,000	142,000	19,000
Total capital expenditures	$203,000	$42,000	$308,000	$243,000

	October 31, 2024	April 30, 2024
Identifiable assets:
Security alarm products	$14,804,000	$15,263,000
Cable & wiring tools	1,996,000	2,082,000
Other products	878,000	859,000
Corporate general	45,116,000	42,576,000
Total assets	$62,794,000	$60,780,000

Note 5	Earnings per Share

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three months ended October 31, 2023 are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of October 31, 2024 there were 20,500 potentially dilutive shares.

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,215,000
Basic EPS	$2,215,000	4,896,730	$.45
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$2,215,000	4,917,230	$.45

	For the three months ended October 31, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$(55,000)
Basic EPS	$(55,000)	4,927,571	$(.01)
Diluted EPS	$(55,000)	4,927,571	$(.01)

	For the six months ended October 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$4,920,000
Basic EPS	$4,920,000	4,896,730	$1.00
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$4,920,000	4,917,230	$1.00

	For the six months ended October 31, 2023
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,319,000
Basic EPS	$2,319,000	4,928,273	$.47
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$2,319,000	4,948,773	$.47

Note 6	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $13,000 and $14,000 were paid during each quarter ending October 31, 2024 and 2023, respectively. Likewise, the Company paid matching contributions of approximately $29,000 during each of six-month periods ending October 31, 2024 and 2023.

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

Investments and Marketable Securities

As of October 31, 2024 and April 30, 2024, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$7,417,000	$—	$7,417,000
REITs	—	68,000	—	68,000
Equity Securities	27,982,000	—	—	27,982,000
Money Markets and CDs	892,000	—	—	892,000
Total fair value of assets measured on a recurring basis	$28,874,000	$7,485,000	$—	$36,359,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,985,000	$—	$6,985,000
REITs	—	66,000	—	66,000
Equity Securities	26,502,000	—	—	26,502,000
Money Markets and CDs	935,000	—	—	935,000
Total fair value of assets measured on a recurring basis	$27,437,000	$7,051,000	$—	$34,488,000

Note 8	Subsequent Events

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

Executive Summary

The Company’s performance remained steady through the first half of the current fiscal year with the second quarter showing a decrease in sales over the first quarter of the current fiscal year. This is mainly due to not having a few vital raw materials that are needed to complete the manufacture of our products. Also, management is not seeing as many high dollar orders as there were in the first quarter This is because production has caught up on back orders and, since we are tied to the housing market, there almost always is a decline from the first to second quarter and inflation is still very high. As far as overall company performance, the net income is up when comparing the current six-month period to the prior six-month period. Management continues to keep manufacturing and operating expenses in check and the current year realized and unrealized gains on investments have increased over the same periods last year. Opportunities include keeping up with the business growth, finding ways to get our products out to our customers in a timelier manner, which includes looking into more automation, and to continue looking at businesses that might be a good fit to purchase. We also continue to work on new products that will be fit for our industry and business. Challenges in the coming months include continuing to get product out to customers in a timely manner and dealing with ongoing effects of inflation. Management continues to work at keeping operations flowing as efficient as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $5,613,000 for the quarter ended October 31, 2024, which is a 7.27% decrease from the corresponding quarter last year. Year-to-date net sales were $11,394,000 at October 31, 2024, which is a 5.69% increase from the same period last year. The decrease in sales in the current quarter is a result of the business getting caught up on back orders and seeing the lingering results of inflation having smaller orders coming in. But management believes the ongoing commitment towards outstanding customer service and customization of products are just a few of the many reasons sales continue to grow.

●	Cost of goods sold was 51.65% of net sales for the quarter ended October 31, 2024 and was 48.72% for the same quarter last year. Year-to-date cost of goods sold percentages were 50.33% for the current six months and 50.19% for the corresponding six months last year. The current cost of goods sold percentage goals of keeping labor and other manufacturing expenses at less than 50% are just slightly over for the quarter and year-to-date results. The increased cost of goods sold percentages are a result of increased wages and some increased material costs as management continues to work on finding ways to be more efficient.

●	Operating expenses were up $95,000 for the quarter and were up $188,000 for the six-months ended October 31, 2024 as compared to the corresponding periods last year. When comparing percentages in relation to net sales, the operating expenses for the quarter ended October 31, 2024 was 21.93% of net sales while it was 18.77% of net sales for the same quarter the prior year. For year-to-date numbers, operating expense were 21.09% and 20.55% of net sales for the six months ended October 31, 2024 and 2023, respectively. The Company has been able to keep the operating expenses at less than 25% of net sales for many years now; however, the actual dollar amount increase is because of increased commission amounts (since sales have increased) and additional labor costs for wage increases.

●	Income from operations for the quarter ended October 31, 2024 was at $1,483,000, which is a 24.64% decrease from the corresponding quarter last year, which had income from operations of $1,968,000. Income from operations for the six months ended October 31, 2024 was at $3,256,000, which is a 3.20% increase from the corresponding six months last year, which had income from operations of $3,155,000.

●	Other income and expenses are up when comparing the current quarter to the same quarter of the prior year, with an increase of $3,273,000 in the current quarter. Comparably, other income and expenses are up by $3,375,000 when comparing the current six-month period to the prior six-month period. Most of the activity in these accounts consists of investment interest, dividends, real gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the gains in the current quarter and year-to-date numbers are the unrealized gain and loss on equity securities numbers. The stock market influences these figures, and the current state of the economy has been performing well.

●	Overall, net income for the quarter ended October 31, 2024 was up $2,270,000, or 4,127.27%, over the same quarter last year. Conversely, net income for the six-month period ended October 31, 2024 was up $2,601,000, or 112.16%, over the same period in the prior year.

●	Earnings per common share for the quarter ended October 31, 2024 were $0.45 per share and $1.00 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2023 were ($0.01) per share and $0.47 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $1,658,000 during the six months ended October 31, 2024 compared to a decrease of $1,381,000 during the corresponding period last year.

●	Accounts receivable increased $19,000 for the six months ended October 31, 2024 compared with a $553,000 increase for the same period last year. The smaller current year increase is a result of improved collection on accounts receivable. An analysis of accounts receivable shows that 6.69% of the receivables were over 90 days at October 31, 2024, while 6.71% were over 90 days for the same period last year.

●	Inventories decreased $435,000 during the current six-month period compared to a $1,103,000 increase last year. The decrease in the current year is primarily due to fewer purchases of raw materials compared to the prior six-month period.

●	Prepaid expenses and other current assets increased $21,000 for the current six months, primarily due to increased prepayments on inventory during the current six-month period. The prior year six months showed a $608,000 decrease in prepaid expenses.

●	The federal solar tax credit receivable represents the remaining federal solar tax credits we will receive from our purchase of transferrable tax credits, pursuant to transferability provisions of the Inflation Reduction Act of 2022.

●	Accounts payable decreased $33,000 for the current six-month period compared to a decrease of $323,000 for the prior six-month period. The company strives to pay all invoices within terms, and the variance is primarily due to the timing of receipt of products and payment of invoices.

●	The federal solar tax credit payment payable represents the remaining liability for the purchase of transferrable tax credits. This amount was paid in November 2024.

●	The deferred gain on solar tax credit represents the portion of the gain on the purchase of federal solar tax credits that has not yet been recognized. This will be recognized as more of the federal solar tax credits are applied to income tax payable.

●	Accrued expenses decreased $29,000 for the current six-month period compared to a $72,000 decrease for the six-month period ended October 31, 2023. The difference in the amounts is primarily due to timing issues.

●	Income tax payable increased $65,000 for the current six-month period, compared to having a decrease of $25,000 in income tax receivable for the six-months ended October 31, 2023. The current year income tax payable increase is a result of increased income.

Investing

●	As for our investment activities, the Company purchased $308,000 of property and equipment during the current six-month period. In comparison, $243,000 was spent on purchases of property and equipment during the corresponding six months last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six-month period ended October 31, 2024 there was quite a bit of buy/sell activity in the investment accounts. Net cash used to purchase marketable securities for the six-month period ended October 31, 2024 was $361,000 compared to $273,000 cash used in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

●	The Company received a cash distribution of $269,000 from the investment in the limited land partnership during the six-month period ending October 31, 2024. This was the second distribution received from the sale of the limited land partnership and the rest of the proceeds are contingent on finishing wetland restoration of the land.

Financing

●	The Company continues to purchase back its common stock when the opportunity arises. For the six-month period ended October 31, 2024, the Company did not purchase any treasury stock, compared to $41,000 repurchased in the corresponding six-month period last year.

●	The company declared a dividend of $1.00 per share of common stock on September 30, 2024, which was paid out during the second quarter. This is an increase to the dividend of $0.65, which was declared and paid during the second fiscal quarter last year.

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

In our annual report filed on Report 10-K for the year ended April 30, 2024, management identified the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase and issuance of common stock for the second quarter of fiscal year 2025.

Period	Number of shares repurchased/(issued)
August 1, 2024 – August 31, 2024	-0-
September 1, 2024 – September 30, 2024	-0-
October 1, 2024 – October 31, 2024	-0-

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

George Risk Industries, Inc. (Registrant)

Date December 16, 2024	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer
and Chairman of the Board

