Form 10-Q
period 2025-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2025-03-17
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s Common Stock outstanding, as of March 17, 2025, was 4,892,530.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three- and nine-month period ended January 31, 2025, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2025	April 30, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,580,000	$7,112,000
Investments and securities	37,150,000	34,488,000
Accounts receivable:
Trade, net of allowance for credit losses of $16,494 and $34,256	3,728,000	3,903,000
Other	39,000	66,000
Federal solar tax credit receivable	2,375,000	—
Inventories, net	11,368,000	11,558,000
Prepaid expenses	424,000	315,000
Total Current Assets	60,664,000	57,442,000

Property and Equipment, net, at cost	2,087,000	2,003,000

Other Assets
Investment in Limited Land Partnership, at cost	25,000	294,000
Projects in process	10,000	13,000
Other	1,000	—
Total Other Assets	36,000	307,000

Intangible Assets, net	937,000	1,028,000

TOTAL ASSETS	$63,724,000	$60,780,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2025	April 30, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$349,000	$291,000
Dividends payable	3,301,000	2,853,000
Deferred income	13,000	23,000
Accrued expense	429,000	483,000
Income tax payable	565,000	105,000
Deferred gain on solar tax credit	47,000	—
Total Current Liabilities	4,704,000	3,755,000

Long-Term Liabilities
Deferred income taxes	2,689,000	2,388,000
Total Long-Term Liabilities	2,689,000	2,388,000

Total Liabilities	7,393,000	6,143,000

Commitments and Contingencies	—	—

Stockholders’ Equity

Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,100 issued and outstanding	99,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,934,000	1,934,000
Accumulated other comprehensive income	(42,000)	(137,000)
Retained earnings	58,467,000	56,836,000
Less: treasury stock, 3,608,151 and 3,606,151 shares, at cost	(4,977,000)	(4,945,000)
Total Stockholders’ Equity	56,331,000	54,637,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$63,724,000	$60,780,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2025	Jan 31, 2024	Jan 31, 2025	Jan 31, 2024
Net Sales	$4,912,000	$5,394,000	$16,306,000	$16,175,000
Less: Cost of Goods Sold	(2,614,000)	(2,734,000)	(8,349,000)	(8,145,000)
Gross Profit	2,298,000	2,660,000	7,957,000	8,030,000

Operating Expenses
General and Administrative	344,000	396,000	1,098,000	1,097,000
Sales	726,000	705,000	2,320,000	2,181,000
Engineering	32,000	41,000	86,000	78,000
Total Operating Expenses	1,102,000	1,142,000	3,504,000	3,356,000

Income From Operations	1,196,000	1,518,000	4,453,000	4,674,000

Other Income (Expense)
Other	1,000	32,000	97,000	41,000
Dividend and Interest Income	536,000	396,000	1,152,000	855,000
Unrealized Gain on equity securities	92,000	2,883,000	1,505,000	2,149,000
Gain (Loss) on Sale of Investments	341,000	18,000	890,000	(55,000)
Gain on Solar Tax Credit	95,000	—	468,000	—
Gain (Loss) on Sale of Assets	—	—	(2,000)	8,000
Total Other Income	1,065,000	3,329,000	4,110,000	2,998,000

Income Before Provisions for Income Taxes	2,261,000	4,847,000	8,563,000	7,672,000

Provisions for Income Taxes:
Current Expense	602,000	474,000	1,771,000	1,327,000
Deferred Tax Expense	52,000	1,134,000	264,000	787,000
Total Income Tax Expense	654,000	1,608,000	2,035,000	2,114,000

Net Income	$1,607,000	$3,239,000	$6,528,000	$5,558,000

Income Per Share of Common Stock
Basic	$0.33	$0.66	$1.33	$1.13
Diluted	$0.33	$0.66	$1.33	$1.13

Weighted Average Number of Common
Shares Outstanding
Basic	4,895,382	4,899,692	4,896,281	4,918,746
Diluted	4,915,882	4,920,192	4,916,781	4,939,246

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2025	Jan 31, 2024	Jan 31, 2025	Jan 31, 2024
Net Income	$1,607,000	$3,239,000	$6,528,000	$5,558,000

Other Comprehensive Income/(Loss), Net of Tax
Unrealized gain (loss) on debt securities:
Unrealized holding gains (losses) arising during period	(81,000)	418,000	132,000	98,000
Income tax (expense) related to other comprehensive income	23,000	(118,000)	(37,000)	(28,000)

Other Comprehensive Income (Loss)	(58,000)	300,000	95,000	70,000

Comprehensive Income	$1,549,000	$3,539,000	$6,623,000	$5,628,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2024	4,100	$99,000	8,502,881	$850,000

Purchases of Common Stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2025	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2024	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$16,000	$56,860,000	$54,814,000
—	2,000	(32,000)	—	—	(32,000)

—	—	—	(58,000)	—	(58,000)

—	—	—	—	1,607,000	1,607,000

$1,934,000	3,608,151	$(4,977,000)	$(42,000)	$58,467,000	$56,331,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,576,088	$(4,595,000)	$(391,000)	$51,597,000	$49,494,000

—	27,963	(323,000)	—	—	(323,000)

—	—	—	300,000	—	300,000

—	—	—	—	3,239,000	3,239,000

$1,934,000	3,604,051	$(4,918,000)	$(91,000)	$54,836,000	$52,710,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2024	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2025	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.65 per common share outstanding	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2024	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$(137,000)	$56,836,000	$54,637,000

—	2,000	(32,000)	—	—	(32,000)

—	—	—	—	(4,897,000)	(4,897,000)

—	—	—	95,000	—	95,000

—	—	—	—	6,528,000	6,528,000

$1,934,000	3,608,151	$(4,977,000)	$(42,000)	$58,467,000	$56,331,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,572,338	$(4,554,000)	$(161,000)	$52,481,000	$50,649,000

—	31,713	(364,000)	—	—	(364,000)

—	—	—	—	(3,203,000)	(3,203,000)

—	—	—	70,000	—	70,000

—	—	—	—	5,558,000	5,558,000

$1,934,000	3,604,051	$(4,918,000)	$(91,000)	$54,836,000	$52,710,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

	Jan 31, 2025	Jan 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,528,000	$5,558,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363,000	364,000
(Gain) loss on sale of investments	(890,000)	32,000
Impairment on investments	—	22,000
Unrealized (gain) on equity investments	(1,505,000)	(2,149,000)
Provision for credit losses on accounts receivable	(18,000)	(3,000)
Reserve for obsolete inventory	39,000	(51,000)
Deferred income taxes	264,000	787,000
(Gain) loss on sales of assets	2,000	(8,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	193,000	(554,000)
Inventories	151,000	(594,000)
Prepaid expenses	(106,000)	515,000
Other receivables	27,000	22,000
Federal solar tax credit receivable	(2,375,000)	—
Income tax overpayment	—	88,000
Increase (decrease) in:
Accounts payable	57,000	(164,000)
Deferred gain on solar tax credit	47,000	—
Accrued expense	(63,000)	120,000
Income tax payable	460,000	—
Net cash from operating activities	3,174,000	3,985,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	8,000
(Purchase) of property and equipment	(359,000)	(263,000)
Proceeds from sale of marketable securities	670,000	520,000
(Purchase) of marketable securities	(806,000)	(556,000)
Distribution from investment in limited land partnership	269,000	12,000
Net cash from investing activities	(226,000)	(279,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(32,000)	(364,000)
Dividends paid	(4,448,000)	(2,914,000)
Net cash from financing activities	(4,480,000)	(3,278,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,532,000)	428,000

Cash and Cash Equivalents, beginning of period	7,112,000	4,943,000
Cash and Cash Equivalents, end of period	$5,580,000	$5,371,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$320,000	$1,230,000
Interest paid	$1,000	$—
Cash receipts for:
Income taxes	$19,000	$—

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the nine months ended January 31, 2025.

Purchase of Transferrable Tax Credits – In September 2024, pursuant to transferability provisions of the Inflation Reduction Act of 2022, the Company executed an agreement to purchase a tax credit of $3,431,000 created by solar energy projects qualifying under Internal Revenue Code Section 48 (the “Solar Tax Credit”) in exchange for consideration of $2,917,000, resulting in a total gain on federal Solar Tax Credit of $514,000. This tax credit is available to offset income tax payments for the Company’s 2025 fiscal year and for up to the prior four fiscal years. Once the amount of the current federal income tax due is known, amendments will be made to the prior fiscal years until the total credit has been used. As of January 31, 2025, this is shown as a receivable of $2,375,000.

For the three and nine months ended January 31, 2025, a gain on Solar Tax Credit of $95,000 and $468,000 has been recognized in our condensed statements of operations, respectively.

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

As of January 31, 2025 and April 30, 2024, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
January 31, 2025	Basis	Gains	Losses	Value
Municipal bonds	$7,532,000	$114,000	$(79,000)	$7,567,000
REITs	73,000	4,000	(6,000)	71,000
Equity securities	17,664,000	10,793,000	(174,000)	28,283,000
Money markets and CDs	1,229,000	—	—	1,229,000
Total	$26,498,000	$10,911,000	$(259,000)	$37,150,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2024	Basis	Gains	Losses	Value
Municipal bonds	$7,057,000	$28,000	$(100,000)	$6,985,000
REITs	74,000	—	(8,000)	66,000
Equity securities	17,408,000	9,303,000	(209,000)	26,502,000
Money markets and CDs	935,000	—	—	935,000
Total	$25,474,000	$9,331,000	$(317,000)	$34,488,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for the quarters ended January 31, 2025 and 2024, respectively. For the year-to-date numbers, there were no impairment losses recorded for the nine-month period ended January 31, 2025, while management recorded an impairment loss of $22,000 for the nine-month period ended January 31, 2024.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale occurs. For the quarter ended January 31, 2025, the Company had sales of equity securities which yielded gross realized gains of $424,000 and gross realized losses of $76,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $7,000 were recorded. For the nine- months ended January 31, 2025, the Company had sales of equity securities which yielded gross realized gains of $1,070,000 and gross realized losses of $159,000. For the same nine-month period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $20,000 were recorded. During the quarter ending January 31, 2024, the Company recorded gross realized gains and losses on equity securities of $116,000 and $84,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $14,000 were recorded. During the nine-month period ending January 31, 2024, the Company recorded gross realized gains and losses on equity securities of $329,000 and $362,000, respectively. For the same nine-month period last year, sales of debt securities did not yield any gross realized gains, but gross realized losses of $22,000 were recorded. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2025 and April 30, 2024, respectively.

Unrealized Loss Breakdown by Investment Type as of January 31, 2025

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$783,000	$(16,000)	$633,000	$(63,000)	$1,416,000	$(79,000)
REITs	—	—	39,000	(6,000)	39,000	(6,000)
Equity securities	1,088,000	(83,000)	471,000	(91,000)	1,559,000	(174,000)
Total	$1,871,000	$(99,000)	$1,143,000	$(160,000)	$3,014,000	$(259,000)

Unrealized Loss Breakdown by Investment Type as of April 30, 2024

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$5,897,000	$(20,000)	$773,000	$(80,000)	$6,670,000	$(100,000)
REITs	—	—	66,000	(8,000)	66,000	(8,000)
Equity securities	2,255,000	(72,000)	766,000	(137,000)	3,021,000	(209,000)
Total	$8,152,000	$(92,000)	$1,605,000	$(225,000)	$9,757,000	$(317,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of January 31, 2025 and April 30, 2024.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider these investments to be other-than-temporarily impaired as of January 31, 2025 and April 30, 2024.

Note 3: Inventories

Inventories as of January 31, 2025 and April 30, 2024 consisted of the following:

	January 31,	April 30,
	2025	2024

Raw materials	$9,676,000	$10,130,000
Work in process	744,000	753,000
Finished goods	1,354,000	1,042,000
	11,774,000	11,925,000
Less: allowance for obsolete inventory	(406,000)	(367,000)
Inventories, net	$11,368,000	$11,558,000

Note 4: Business Segments

The following is financial information relating to industry segments:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2025	Jan 31, 2024	Jan 31, 2025	Jan 31, 2024
Net revenue:
Security alarm products	$4,406,000	$4,939,000	$14,642,000	$14,627,000
Cable & wiring tools	335,000	332,000	1,092,000	1,117,000
Other products	171,000	123,000	572,000	431,000
Total net revenue	$4,912,000	$5,394,000	$16,306,000	$16,175,000

Income from operations:
Security alarm products	$1,073,000	$1,373,000	$3,994,000	$4,226,000
Cable & wiring tools	81,000	105,000	304,000	323,000
Other products	42,000	40,000	155,000	125,000
Total income from operations	$1,196,000	$1,518,000	$4,453,000	$4,674,000

Depreciation and amortization:
Security alarm products	$54,000	$55,000	$162,000	$146,000
Cable & wiring tools	30,000	30,000	91,000	91,000
Other products	24,000	24,000	73,000	61,000
Corporate general	12,000	14,000	37,000	66,000
Total depreciation and amortization	$120,000	$123,000	$363,000	$364,000

Capital expenditures:
Security alarm products	$51,000	$—	$196,000	$224,000
Cable & wiring tools	—	—	—	—
Other products	—	20,000	21,000	20,000
Corporate general	—	—	142,000	19,000
Total capital expenditures	$51,000	$20,000	$359,000	$263,000

	January 31, 2025	April 30, 2024
Identifiable assets:
Security alarm products	$14,892,000	$15,263,000
Cable & wiring tools	1,966,000	2,082,000
Other products	870,000	859,000
Corporate general	45,996,000	42,576,000
Total assets	$63,724,000	$60,780,000

Note 5: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,607,000
Basic EPS	$1,607,000	4,895,382	$.33
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$1,607,000	4,915,882	$.33

	For the three months ended January 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,239,000
Basic EPS	$3,239,000	4,899,692	$.66
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$3,239,000	4,920,192	$.66

	For the nine months ended January 31, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$6,528,000
Basic EPS	$6,528,000	4,896,281	$1.33
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$6,528,000	4,916,781	$1.33

	For the nine months ended January 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$5,558,000
Basic EPS	$5,558,000	4,918,746	$1.13
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$5,558,000	4,939,246	$1.13

Note 6: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $14,000 and $15,000 were paid during each quarter ending January 31, 2025 and 2024, respectively. Likewise, the Company paid matching contributions of approximately $44,000 and $45,000 during each nine-month period ending January 31, 2025 and 2024, respectively.

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

Investments and Marketable Securities

As of January 31, 2025 and April 30, 2024, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. Our marketable securities are valued using third-party broker statements. The value of the investments is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$7,567,000	$—	$7,567,000
REITs	—	71,000	—	71,000
Equity Securities	28,283,000	—	—	28,283,000
Money Markets	1,229,000	—	—	1,229,000
Total fair value of assets measured on a recurring basis	$29,512,000	$7,638,000	$—	$37,150,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$6,985,000	$—	$6,985,000
REITs	—	66,000	—	66,000
Equity Securities	26,502,000	—	—	26,502,000
Money Markets	935,000	—	—	935,000
Total fair value of assets measured on a recurring basis	$27,437,000	$7,051,000	$—	$34,488,000

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

Executive Summary

The Company’s performance in operations has remained steady through the three quarters of the current fiscal year with the third quarter dipping slightly in sales over the second quarter of the current fiscal year. This is mainly due to the fact that our business is tied to the housing market and the winter months usually show a slowdown. Opportunities include keeping up with business growth and finding ways to get our products out to our customers in a timelier manner. One way we are doing this is by looking into more automation. We also continue to look at businesses that might be a good fit to purchase. We also continue to work on new products that will be a good fit for our industry and business. Challenges in the coming months include getting products out to customers in a timely manner and dealing with the ongoing effects of inflation. Management continues to work at keeping operations flowing as efficiently as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $4,912,000 for the quarter ended January 31, 2025, which is an 8.94% decrease from the corresponding quarter last year. Year-to-date net sales were $16,306,000 as of January 31, 2024, which is a 0.81% increase from the same period last year. The decrease in sales in the current quarter is a result of our seasonal slow-down during the winter months, the lingering effects of inflation, and some uneasiness that has been felt from the presidential election, especially regarding possible tariffs. We continue to operate our business with our ongoing commitment to outstanding customer service and our ability to customize products.

●	Cost of goods sold was 53.22% of net sales for the quarter ended January 31, 2025 and was 50.69% for the same quarter last year. Year-to-date cost of goods sold was 51.20% of net sales for the current nine months and 50.36% for the corresponding nine months last year. The current quarter and year-to-date cost of goods sold percentages have risen to be just outside Management’s goal of keeping labor and other manufacturing expenses at less than 50%. This is due to increases in wages and material costs. Management continues to work with and train employees to work more efficiently. Management offset a portion of these added expenses by implementing a 5% price increase effective February 1, 2025.

●	Operating expenses decreased by $40,000 for the quarter as they increased by $148,000 for the nine months ended January 31, 2025, compared to the corresponding periods last year. When comparing percentages in relation to net sales, the operating expenses for the quarter ended January 31, 2025, were 22.43% of net sales compared to 21.17% of net sales for the same quarter the prior year. For year-to-date numbers, operating expenses were 21.49% and 20.75% of net sales for the nine months ended January 31, 2025 and 2024, respectively. The Company has been able to keep the operating expenses at less than 25% of net sales for many years; however, the actual dollar amount increase for the year-to-date numbers is due to increased commission amounts, related to increased sales, and additional labor costs related to wage increases.

●	Income from operations for the quarter ended January 31, 2025, was $1,196,000, a 21.21% decrease from the corresponding quarter last year, which had income from operations of $1,518,000. Income from operations for the nine months ended January 31, 2025, was $4,453,000, which is a 4.73% decrease from the corresponding nine months last year, which had income from operations of $4,674,000.

●	Other income and expenses for the quarter ended January 31, 2025, shows income of $1,065,000, which is a $2,264,000 decrease from the corresponding quarter last year, which had income of $3,329,000. Conversely, there is an increase of $1,112,000 in other income for the year-to-date numbers. Most of the activity in these accounts consists of investment interest, dividends, real gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the decrease in the current quarter is the unrealized gain and loss on equity securities. The Company is at the mercy of the stock market when it comes to these figures. The main reason for the increase in the year-to-date numbers is that the Company has been able to sell investments for gains during this period, as compared to losses for the same period last year.

●	Overall, net income for the quarter ended January 31, 2025, decreased $1,632,000, or 50.39%, from the same quarter last year. Conversely, net income for the nine-month period ended January 31, 2025, increased $970,000, or 17.45%, from the same period in the prior year.

●	Earnings per common share for the quarter ended January 31, 2025, were $0.33 per share and $1.33 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2024, were $0.66 per share and $1.13 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $1,532,000 during the nine months ended January 31, 2025, compared to an increase of $428,000 during the corresponding period last year.

●	Accounts receivable decreased $193,000 for the nine months ended January 31, 2025, compared with a $554,000 increase for the same period last year. The current year’s decrease is a result of the decreased sales during the quarter and while there has been a slight uptick in collections of accounts receivable. An analysis of accounts receivable shows that 11.25% of the receivables were over 90 days as of January 31, 2025.

●	Inventories decreased $151,000 during the current nine-month period compared to an increase of $594,000 last year. The decrease in the current year is due to fewer purchases of raw material compared to the prior nine-month period.

●	Prepaid expenses increased $106,000 for the current nine months, primarily due to increased prepayments on inventory during the current nine-month period. The prior nine-month period showed a $515,000 decrease in prepaid expenses.

●	The federal solar tax credit receivable represents the remaining federal solar tax credits we will receive from our purchase of transferable tax credits, pursuant to transferability provisions of the Inflation Reduction Act of 2022.

●	Accounts payable increased $57,000 increase for the current nine-month period ended January 31, 2025, compared to a $164,000 decrease for the prior nine-month period. The company strives to pay all invoices within terms, and the variance is primarily due to the timing of receipt of products and payment of invoices.

●	The deferred gain on solar tax credit represents the portion of the gain on the purchase of federal solar tax credits that has not yet been recognized. This will be recognized as more of the federal solar tax credits are applied to income tax payable.

●	Accrued expenses decreased $63,000 for the current nine-month period compared to a $120,000 increase for the nine-month period ended January 31, 2024. The difference in the amounts is primarily due to timing issues.

●	Income tax payable decreased $460,000 for the current nine-month period, compared to a decrease of $88,000 in income tax overpayment for the nine-months ended January 31, 2024. The current year income tax payable increase is a result of increased income.

Investing

●	As for investment activities, the Company spent approximately $359,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, where the Company used $263,000 for investment activities.

●	Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2025, the buy/sell activity in the investment accounts continued as usual. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2025, was $806,000 compared to $556,000 spent in the prior nine-month period. The Company continues to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

●	The Company received a cash distribution of $269,000 from the investment in the limited land partnership during the nine-month period ending January 31, 2025. This was the second distribution received from the sale of the limited land partnership and the rest of the proceeds are contingent on finishing wetland restoration of the land.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine-month period ended January 31, 2025, the Company purchased $32,000 worth of treasury stock. This is in comparison to $364,000 spent in the same nine-month period the prior year.

●	The company paid out dividends of $4,448,000 during the nine months ending January 31, 2025. These dividends were paid during the second quarter. The company declared a dividend of $1.00 per share of common stock on September 30, 2024, and these dividends were paid by October 31, 2024. Dividends paid in the prior year were $2,914,000 for the nine months ending January 31, 2024. A dividend of $0.65 per common share was declared and paid during the second fiscal quarter last year.

New Product Development

The Company and its engineering department continue to develop enhancements to product lines, develop new products which complement existing products, and look for products that are well suited to our distribution network and manufacturing capabilities. Items currently in the development process include:

●	Explosion proof contacts that will be UL listed for hazardous locations. There has been demand from our customers for this type of high security magnetic reed switch.

●	The Company is developing magnetic contacts which are listed under UL 634 Level 2. These sensors are for high security applications such as government buildings, military use, nuclear facilities, and financial institutions.

●	Production has begun on our updated small profile glass break detector and an expansion of the GR3045 panic switch to include single-pull, double-throw (SPDT) versions, latching and non-latching with LED indicator lights.

●	Research is being done on programmable temperature and humidity sensors with built-in hysteresis, a miniature profile overhead door contact based on our popular 4532 series, and a brass water valve shut-off system.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development.

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

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer (also working as our chief financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2025. Based on that evaluation, management concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In our annual report filed on Report 10-K for the year ended April 30, 2024, management identified the following material weakness in our internal control over financial reporting:

●	The small size of our Company limits our ability to achieve the desired level of separation of duties for proper internal controls and financial reporting, particularly as it relates to financial reporting to ensure material disclosures or implementation of newly issued accounting standards are included. We have hired a Controller, and a secondary review of annual and quarterly filings does occur with an outside CPA. However, the current CEO and CFO roles are being fulfilled by the same individual and we do not have an audit committee. We do not believe we have met the full requirement for separation of duties for financial reporting purposes.

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

Changes in Internal Control over Financial Reporting

Other than those mentioned above, there were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2025, which have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2025.

Period	Number of shares repurchased
November 1, 2024 – November 30, 2024	-0-
December 1, 2024 – December 31, 2024	2,000
January 1, 2025 – January 31, 2025	-0-

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

George Risk Industries, Inc.
(Registrant)

Date	March 17, 2025	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

