Form 10-K
period 2025-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2025-08-12
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☒
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

Based on the closing sale price on October 31, 2024, the aggregate market value of the voting stock held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) of the registrant was $29,340,000.

The number of outstanding shares of the common stock as of August 12, 2025, was 4,891,830.

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

Business Development

George Risk Industries, Inc. (“GRI” or the “Company”) was incorporated in 1967 in Colorado. The Company is presently engaged in the design, manufacture, and sale of custom computer keyboards, proximity switches, security alarm components and systems, pool access alarms, EZ Duct wire covers, water sensors, electronic switching devices, high security switches and cable and wire installation tools.

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

The security division has approximately 1,000 current customers. One of the distributors, Ademco, Inc. (previously known as ADI), accounts for approximately 38.6% of the Company’s sales of these products. Anixter, Inc. accounts for another 22.4% of the security division of the Company sales. The loss of these distributors would be significant to the Company. However, both companies have purchased products from the Company for many years and are expected to continue. The Company also has a written agreement with Ademco. This agreement was signed in February 2011 and was initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

The keyboard and proximity switch division has approximately 300 customers. These products are primarily sold to original equipment manufacturers to their specifications and to distributors of off-the-shelf keyboards of proprietary design.

Competition

The Company has intense competition in the keyboard/proximity and security/burglar alarm lines.

The security/burglar alarm division has approximately six major competitors. The Company competes well based on price, product design, quality, customization, and having products made in the USA.

The competitors in the keyboard/proximity division are larger companies with automated production facilities. GRI has emphasized small custom order sales that many of its competitors decline or discourage.

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

The Company owns the manufacturing and the office facilities that it operates in. The total square footage of the plant in Kimball, Nebraska is approximately 50,000 sq. ft. A 7,500 sq. ft. warehouse for raw material storage was purchased in June 2017 when the Company acquired its cable and wiring division, and another 9,600 sq. ft. building was purchased in April 2020 to provide for additional expansion. Additionally, the Company purchased the 15,000 sq. ft. building that it previously leased from Bonita Risk, which is used mainly for offices, in November 2019. Bonita Risk is a director of the Company.

The Company also owns a building in Gering, NE that is 7,200 sq. ft. in size. This is used for manufacturing. Currently, there are approximately 36 employees at the Gering site.

Item 3	Legal Proceedings

None.

Item 4	Mine Safety Disclosures

Not applicable.

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The Company’s Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information

2025 Fiscal Year	High	Low
May 1—July 31	$13.50	$12.00
August 1—October 31	16.02	12.60
November 1—January 31	17.54	15.00
February 1—April 30	17.30	15.00

2024 Fiscal Year	High	Low
May 1—July 31	$11.10	$9.81
August 1—October 31	12.25	10.99
November 1—January 31	12.80	11.24
February 1—April 30	14.10	11.06

On September 30, 2024, a dividend of $1.00 per common share was declared for the fiscal year ending April 30, 2025.

For the prior fiscal year, a dividend of $0.65 per common share was declared on September 30, 2023.

The number of holders of record of the Company’s Class A Common Stock as of April 30, 2025, was approximately 1,077.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors approved an authorization for the repurchase of up to 500,000 shares of the Company’s common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2025 Fiscal Year	Number of shares repurchased
May 1—July 31	-0-
August 1—October 31	-0-
November 1—January 31	2,000
February 1—April 30	2,300

2024 Fiscal Year	Number of shares repurchased
May 1—July 31	2,035
August 1—October 31	1,715
November 1—January 31	27,963
February 1—April 30	2,100

There are still approximately 188,000 shares available to be repurchased under the current resolution.

Item 6	[Reserved]

Not Applicable

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

George Risk Industries, Inc. (“GRI” or the “Company”) is a diversified manufacturer of electronic components, encompassing the security industry’s widest variety of door and window contact switches, environmental products, wire and cable installation tools, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial and government installations. International sales accounted for approximately 9.7% of revenues for fiscal year 2025 and 10.3% for 2024.

GRI is known for its quality American made products, top-notch customer service and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The Company has substantial marketable securities holdings, and these holdings have a material impact on the financial results. For the year ending April 30, 2025, net other income accounted for 31.55% of income before income taxes. In comparison, for the year ending April 30, 2024, net other income accounted for 39.08% of the income before income taxes. Management’s philosophy behind having holdings in marketable securities is to keep the money working and to gain interest on the cash that does not need to be put back into the business. Over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

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

Liquidity and Capital Resources

Operating

Net cash decreased by $641,000 during the year ended April 30, 2025, compared to an increase of $2,169,000 during the year ended April 30, 2024. Accounts receivable increased by $768,000 during the current fiscal year compared to a $417,000 increase in the prior fiscal year. The current fiscal year increase in cash flow from accounts receivable is the result of increased sales, offset by slightly faster collection of accounts receivable . The average collection time in days for the year ended April 30, 2025, is 65 days, compared to 66 days for the year ended April 30, 2024. As of April 30, 2025, 72.68% of receivables were aged less than 60 days (“Current”) and 7.65% were aged over 90 days. In comparison, 68.12% of the receivables were considered Current and 8.53% were over 90 days past due at April 30, 2024.

Inventories decreased by $773,000 for the year ended April 30, 2025, compared to an increase of $93,000 for the year ended April 30, 2024. The current fiscal year decrease is primarily a result of having less raw materials on hand, offset by increased raw material and labor costs and increased sales.

Prepaid expenses and other assets increased by $196,000 during the year ended April 30, 2025, compared to a decrease of $418,000 for the prior year. The current fiscal year’s increase is due to having increased prepayments for raw materials and renewing multi-year subscriptions in the current fiscal year.

The federal solar tax credit receivable represents the remaining federal solar tax credits we will receive from our purchase of transferable tax credits, pursuant to transferability provisions of the Inflation Reduction Act of 2022. Please see Note 1 - Purchase of Transferrable Tax Credits, to our consolidated financial statements, for further information.

For the year ended April 30, 2025, accounts payable increased by $10,000 compared to a decrease of $254,000 for the year ended April 30, 2024. This difference is primarily a result of timing. Payables are paid within terms and fluctuate based primarily on inventory needs for production. Accrued expenses increased $34,000 for the year ended April 30, 2025, compared to the prior year. This is primarily due to a higher year-end payroll accrual as of April 30, 2025, compared to April 30, 2024.

The Company’s income tax payable decreased $80,000 for the year ended April 30, 2025, compared to an increase of $508,000 for the year ended April 30, 2024. The decrease in the current fiscal year income tax payable is due to the purchase of federal solar tax credits.

Investing

The Company spent $396,000 on purchases of property and equipment during the year ended April 30, 2025, compared to $378,000 during the year ended April 30, 2024. These capitalized costs mainly consisted of purchases of machinery and equipment and making capital improvements. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2025, was $980,000 versus $699,000 spent for the year ended April 30, 2024. Net proceeds from the sale of marketable securities were $678,000 and $527,000 at April 30, 2025 and 2024, respectively. The Company uses “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

The Company received a cash distribution of $269,000 from the sale of the investment in the limited land partnership during the year ended April 30, 2025. This was the second distribution received from the sale of the limited land partnership. The remainder of the proceeds are contingent on finishing wetland restoration of the land. Please see Note. 1 - Investment in Limited Land Partnership, to our consolidated financial statements for further information.

Financing

Cash used in financing activities consists of declared dividends and the repurchase of the Company’s Class A common Stock. For the year ended April 30, 2025, $4,447,000 was spent on the payment of dividends. The Company declared a dividend of $1.00 per share of common stock on September 30, 2024, for the current fiscal year, while a $0.65 per share of common stock dividend was declared on September 30, 2023 and issued in the prior fiscal year. The Company continues to purchase back its Class A common stock when the opportunity arises. For the year ended April 30, 2025, the Company purchased $72,000 of treasury stock and $391,000 was bought back for the year ended April 30, 2024. In an effort to repurchase its Class A Common Stock, the Company has been actively searching for stockholders that have been “lost” over the years.

As of April 30, 2025, working capital showed a year-over -year increase of 4.68%. The Company measures liquidity using the quick ratio, which is the ratio of cash, securities and accounts receivables to current obligations. The Company’s quick ratio decreased to 11.252 for the year ended April 30, 2025, compared to 12.118 for the year ended April 30, 2024.

Results of Operations

The following table summarizes key income statement components, by product line and corporate, for the three months ended April 30, 2025 and the years ended April 30, 2025 and 2024:

	Quarter ended	Year ended	Year ended
	April 30,	April 30,	April 30,
	2025	2025	2024
	(Unaudited)
Revenue:
Security alarm products	$5,537,000	$20,080,000	$19,630,000
Cable & wiring tools	386,000	1,478,000	1,484,000
Other products	309,000	980,000	653,000
Total revenue	$6,232,000	$22,538,000	$21,767,000

Cost of goods sold:
Security alarm products	$2,913,000	$10,360,000	$9,853,000
Cable & wiring tools	203,000	762,000	745,000
Other products	163,000	506,000	328,000
Total cost of goods sold	$3,279,000	$11,628,000	$10,926,000

Gross profit
Security alarm products	$2,624,000	$9,720,000	$9,777,000
Cable & wiring tools	183,000	716,000	739,000
Other products	146,000	474,000	325,000
Total gross profit	$2,953,000	$10,910,000	$10,841,000

Operating Expenses:
General and administrative	344,000	1,442,000	1,492,000
Selling	794,000	3,114,000	2,958,000
Engineering	30,000	116,000	102,000
Total operating expense	$1,168,000	$4,672,000	$4,552,000
Income from Operations	$1,785,000	$6,238,000	$6,289,000

GRI completed the year ending April 30, 2025 with a net profit of 31.65% of net sales. Net sales for the current fiscal year were $22,538,000, up 3.54% over the previous fiscal year. The increase in sales is a result of the Company continuing to provide quality products to our customers and a price increase that was implemented during the 4th quarter of the fiscal year. Cost of goods sold was 51.59% of net sales for the year ended April 30, 2025, and 50.2% for the same period last year. Management aims to keep the cost of goods sold percentage within 50% and was just slightly over that percentage for the current year. Management strives to be as efficient as possible as wages and material costs continue to increase. Management offset some of these added expenses by implementing a 5% price increase effective February 1, 2025, and a price increase of 2.5% that was effective on January 1, 2024.

Operating expenses were 20.73% of net sales for the year ended April 30, 2025, compared to 20.91% for the year ended April 30, 2024. Management’s goal is to keep the operating expenses around 25% or less of net sales, so the goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2025 decreased to $6,238,000, or 0.81%, from the year ended April 30, 2024, which had income from operations of $6,289,000. This decrease was primarily due to increased cost of goods, slightly offset by increased sales.

Net other income for the year ended April 30, 2025, was $2,875,000, compared to a net other income of $4,034,000 for the year ending April 30, 2024. Dividend and interest income was $1,410,000 for the current fiscal year, which is up 26.34% over the $1,116,000 dividend and interest income for the prior fiscal year. Investments in marketable securities are presented at fair value and a non-cash unrealized gain or loss is recorded within the statements of operations. As a result, an unrealized loss of $75,000 was recorded for the year ending April 30, 2025, compared to an unrealized gain of $2,771,000 for the year ending April 30, 2024. Net gain on the sale of investments for the current fiscal year was $937,000, which is a 533.11% increase over the net gain on the sale of investments of $148,000 for the prior fiscal year.

Net income for the year ended April 30, 2025 was $7,133,000, down 5.62% from the $7,558,000 net income for the year ended April 30, 2024. This reduction is primarily related to the reduction in other income, offset by increased sales. Basic earnings per common share (“EPS”) for the year ended April 30, 2025, was $1.46 per share, and the diluted earnings per common share for the same period was $1.45. Basic and diluted EPS for the year ended April 30, 2024, was $1.54 and $1.53 per share, respectively.

Management is hopeful that sales will continue to increase for the fiscal year ending April 30, 2026. Opportunities for Management include keeping up with business growth and focusing on finding ways to get our products out to our customers in a timelier manner. One way we are doing this is by looking into more automation. Challenges facing Management include keeping costs down as raw materials and labor costs continue to increase. The Company also struggles to get enough workers to fill production needs. Our Security sales division, which is our largest sales generator, is directly tied to the housing industry and we normally experience the same fluctuations. We are always researching and developing new products that will help our sales increase and we are searching for products that complement our current offerings. Management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Due to the Company’s strong cash position, management believes this could be achieved without the need for outside financing. The intent is to utilize the equipment, marketing techniques and established customers to deliver new products and increase sales and profits.

New product development

The GRI engineering department continues to develop enhancements to our existing products as well as to develop new products that will continue to secure our position in the industry.

Explosion proof contacts that will be Underwriters Laboratories (UL) listed for hazardous locations are in development. There has been demand from our customers for this type of high security magnetic reed switch.

Research is being done on programmable temperature and humidity sensors with built-in hysteresis, a miniature profile overhead door contact based on our popular 4532 series, and a brass water valve shut-off system.

Production has begun on a couple of newly developed products. First, there are magnetic contacts which are listed under UL 634 Level 2. These sensors will require additional UL testing and are used in high security applications such as government buildings, military use, nuclear facilities, and financial institutions. Secondly, we have updated our small profile glass break detector and, thirdly, an expansion of the GR3045 panic switch to include single-pull, double-throw (SPDT) versions, latching and non-latching with LED indicator lights.

Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of monitoring devices which include glass break detection, tilt sensing and environmental monitoring.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. The most critical accounting policies relate to accounts receivable; marketable securities; and inventory; income taxes.

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

Income Taxes—US GAAP requires use of the assets and liability method; whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances .

Related Party Transactions — One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. The year end balances of accounts held at this bank were $5,340,000 and $6,712,000 for the years ended April 30, 2025 and 2024, respectively. The Company also received interest income from FirsTier Bank in the amount of approximately $215,000 for the year ended April 30, 2025, and approximately $170,000 was received for the year ended April 30, 2024.

Item 8	Financial Statements and Supplementary Data

Index to Financial Statements

George Risk Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of George Risk Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of George Risk Industries, Inc. (the Company) as of April 30, 2025 and 2024 and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2025 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Inventory Valuation

Critical Audit Matter Description

The Company manufactures its inventory, which involves the capture of direct labor and manufacturing overhead costs to inventory instead of as an expense when valuing work-in-process and finished goods inventory. This process involves complex calculations based on employee hours worked on manufacturing inventory, and the amount of overhead that will be captured is based on management’s subjective judgments. These judgments can have a significant impact on the Company’s reported assets and earnings if they should prove to be significantly inaccurate.

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

/s/ Haynie & Company

Salt Lake City, UT

July 31, 2025

PCAOB #457

We have served as the Company’s auditor since 1992

George Risk Industries, Inc.

Balance Sheets

As of April 30, 2025 and 2024

	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$6,471,000	$7,112,000
Investments and securities	35,736,000	34,488,000
Accounts receivable:
Trade, net of allowance for credit losses of $12,414 and $34,256 for 2025 and 2024, respectively	4,693,000	3,903,000
Other	59,000	66,000
Federal solar tax credit receivable	2,154,000	—
Inventories, net	10,740,000	11,558,000
Prepaid expenses	514,000	315,000
Total Current Assets	60,367,000	57,442,000

Property and Equipment, at cost, net	2,031,000	2,003,000

Other Assets
Investment in Limited Land Partnership, at cost	25,000	294,000
Projects in process	10,000	13,000
Total Other Assets	35,000	307,000

Intangible Assets, net	907,000	1,028,000

TOTAL ASSETS	$63,340,000	$60,780,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Balance Sheets (Continued)

As of April 30, 2025 and 2024

	2025	2024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$301,000	$291,000
Dividends payable	3,302,000	2,853,000
Deferred income	17,000	23,000
Accrued expenses	523,000	483,000
Income tax payable	25,000	105,000
Total Current Liabilities	4,168,000	3,755,000

Long-Term Liabilities
Deferred income taxes	2,310,000	2,388,000
Total Long-Term Liabilities	2,310,000	2,388,000

Total Liabilities	6,478,000	6,143,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized,
Series 1—noncumulative, $20 stated value, 25,000 shares
authorized, 4,239 and 4,100 issued and outstanding	102,000	99,000
Common stock, Class A, $.10 par value, 10,000,000 shares
authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,931,000	1,934,000
Accumulated other comprehensive income (loss)	(77,000)	(137,000)
Retained earnings	59,072,000	56,836,000
Less: treasury stock, 3,610,451 and 3,606,151 shares, at cost	(5,016,000)	(4,945,000)
Total Stockholders’ Equity	56,862,000	54,637,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$63,340,000	$60,780,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Income Statements

For the years ended April 30, 2025 and 2024

	Year ended	Year ended
	April 30, 2025	April 30, 2024

Net Sales	$22,538,000	$21,767,000
Less: Cost of Goods Sold	(11,628,000)	(10,926,000)
Gross Profit	10,910,000	10,841,000

Operating Expenses:
General and Administrative	1,442,000	1,492,000
Selling	3,114,000	2,958,000
Engineering	116,000	102,000
Total Operating Expenses	4,672,000	4,552,000

Income From Operations	6,238,000	6,289,000

Other Income (Expense)
Other Income	96,000	37,000
Interest (Expense)	(6,000)	—
Impairment on Investment in Limited Land Partnership	—	(38,000)
Dividend and Interest Income	1,410,000	1,116,000
Unrealized Gain (Loss) on Equity Securities	(75,000)	2,771,000
Gain on Sale of Investments	937,000	148,000
Gain on Solar Tax Credit	515,000	—
(Loss) on Sale of Assets	(2,000)	—
Total Other Income (Expense)	2,875,000	4,034,000

Income Before Provisions for Income Taxes	9,113,000	10,323,000

Provisions for Income Taxes
Current Expense	2,082,000	2,115,000
Deferred tax expense (benefit)	(102,000)	650,000
Total Income Tax Expense	1,980,000	2,765,000

Net Income	$7,133,000	$7,558,000

Earnings Per Share of Common Stock
Basic	$1.46	$1.54
Diluted	$1.45	$1.53

Weighted Average Number of Common Shares Outstanding (Basic)	4,895,349	4,913,676
Weighted Average Number of Common Shares Outstanding (Diluted)	4,916,544	4,934,176

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2025 and 2024

	Year ended	Year ended
	April 30, 2025	April 30, 2024

Net Income	$7,133,000	$7,558,000

Other Comprehensive Income (Loss), Net of Tax
Unrealized gain on debt securities:
Unrealized holding gains arising during period	84,000	34,000
Income tax (expense) related to other comprehensive income	(24,000)	(10,000)
Other Comprehensive Income	60,000	24,000

Comprehensive Income	$7,193,000	$7,582,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2025 and 2024

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2023	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $0.65 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2024	4,100	99,000	8,502,881	850,000

Additional shares of preferred stock found during an audit	139	3,000	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2025	4,239	$102,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2025 and 2024

	Treasury Stock (Common Class A)		Accumulated Other
Paid-In Capital	Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Total
$1,934,000	3,572,338	$(4,554,000)	$(161,000)	$52,481,000	$50,649,000

—	33,813	(391,000)	—	—	(391,000)

—	—	—	—	(3,203,000)	(3,203,000)

—	—	—	24,000	—	24,000

—	—	—	—	7,558,000	7,558,000

1,934,000	3,606,151	(4,945,000)	(137,000)	56,836,000	54,637,000

(3,000)	—	—	—	—	—

—	4,300	(71,000)	—	—	(71,000)

—	—	—	—	(4,897,000)	(4,897,000)

—	—	—	60,000	—	60,000

—	—	—	—	7,133,000	7,133,000

$1,931,000	3,610,451	$(5,016,000)	$(77,000)	$59,072,000	$56,862,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2025	April 30, 2024

Cash Flows From Operating Activities:
Net Income	$7,133,000	$7,558,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487,000	487,000
Realized (gain) on sale of investments	(937,000)	(170,000)
Impairment on investments	—	22,000
Unrealized (gain) loss on equity securities	75,000	(2,771,000)
Impairment on investment in limited land partnership	—	38,000
Provision for credit losses on accounts receivable	(22,000)	16,000
Reserve for obsolete inventory	45,000	(21,000)
Loss on sale of assets	2,000	—
Deferred income taxes	(102,000)	650,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(768,000)	(417,000)
Inventories	773,000	(93,000)
Prepaid expenses	(196,000)	418,000
Other receivables	7,000	(7,000)
Federal solar tax receivable	(2,154,000)	—
Increase (decrease) in:
Accounts payable	10,000	(254,000)
Accrued expenses	34,000	41,000
Income tax payable	(80,000)	508,000
Net cash from operating activities	4,307,000	6,005,000

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	8,000
(Purchase) of property and equipment	(396,000)	(378,000)
Proceeds from sale of marketable securities	678,000	527,000
(Purchase) of marketable securities	(980,000)	(699,000)
Distribution from investment in limited land partnership	269,000	12,000
Net cash from investing activities	(429,000)	(530,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(72,000)	(391,000)
Dividends paid	(4,447,000)	(2,915,000)
Net cash from financing activities	(4,519,000)	(3,306,000)

Net Change in Cash and Cash Equivalents	(641,000)	2,169,000

Cash and Cash Equivalents, beginning of year	7,112,000	4,943,000

Cash and Cash Equivalents, end of year	$6,471,000	$7,112,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$917,000	$1,485,000
Interest expense	6,000	—

Cash receipts for:
Income taxes	$19,000	$57,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Notes to Financial Statements

April 30, 2025

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

The Company maintains an allowance for estimated credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectation of specifically identified customer balances. This allowance is adjusted as appropriate to reflect current conditions. The Company has recorded an allowance for estimated credit losses of $12,414 for the year ended April 30, 2025, and $34,256 for the year ended April 30, 2024. For the year ended April 30, 2025, the provision for credit losses on accounts receivable was a credit of $21,842 compared to an expense of $16,334 for the year ended April 30, 2024.

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Inventories — Inventories are stated at the lower of cost or net realized value. Cost is determined using the average cost-pricing method. The Company uses actual costs to price its manufactured inventories, approximating average costs.

Property, plant and Equipment — Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

Schedule of Property and Equipment

Classification	Useful Life in Years	2025 Cost	2024 Cost
Dies, jigs, and molds	3–7	$1,876,000	$1,871,000
Machinery and equipment	5–10	2,961,000	2,832,000
Furniture and fixtures	5–10	222,000	222,000
Improvements	5–32	781,000	638,000
Buildings	20–39	1,203,000	1,151,000
Automotive	3–5	182,000	131,000
Software	2–5	425,000	425,000
Land	N/A	87,000	80,000
Property and equipment, gross		7,737,000	7,350,000
Accumulated depreciation		(5,706,000)	(5,347,000)
Property and equipment, net		$2,031,000	$2,003,000

Depreciation expense of $366,000 was charged to operations for each of the years ended April 30, 2025 and 2024, respectively.

The following tables summarize key property, plant, and equipment components, by product line and corporate, for the years ended April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024
Identifiable assets:
Security alarm products	15,085,000	15,263,000
Cable & wiring tools	1,919,000	2,082,000
Other products	1,182,000	859,000
Corporate general	45,154,000	42,576,000
Total assets	$63,340,000	$60,780,000

Depreciation and amortization:
Security alarm products	219,000	202,000
Cable & wiring tools	121,000	121,000
Other products	96,000	92,000
Corporate general	51,000	72,000
Total depreciation and amortization	$487,000	$487,000

Capital expenditures:
Security alarm products	236,000	321,000
Cable & wiring tools	—	—
Other products	18,000	20,000
Corporate general	142,000	37,000
Total capital expenditures	$396,000	$378,000

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Maintenance and repairs are charged to expenses as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged to operations.

Investment in Limited Land Partnership (LLP) — In November 2002, the Company purchased 6.67% of a prime 22-acre land parcel for development in Winter Park-Grand County, CO for investment purposes for a total of $200,000. Over the years, there has been a total of $144,000 of additional contributions to aid in improvements and recurring expenses such as debt service, utilities, taxes, maintenance, insurance, and professional fees. The goal of the investment was to hold the property for resale(s) in 2-5 years, but many efforts to sell the property did not materialize for many years. Fortunately, the sale finally happened on June 30, 2023. Disbursement of the sale proceeds are contingent on finishing wetland restoration of the land, but the LLP made distributions of the net proceeds in January 2024 in the amount of $12,000 and in July 2024 in the amount of $255,000. Upon receiving information from the LLP management team, additional details about the contingent ongoing expenses were given to GRI and it has been determined that there is a $38,000 impairment on this investment, which has been accounted for during the year ended April 30, 2024.

Intangible Assets — Intangible assets are amortized on a straight-line basis over their estimated useful lives, unless it is determined their lives to be indefinite. The intangible asset currently being amortized is intellectual property with a useful life of 15 years. As of April 30, 2025, the Company had $907,000 of net intangible assets, compared to net intangible assets of $1,028,000 as of April 30, 2024. Amortization expense was $121,000 for each of the years ended April 30, 2025 and 2024, respectively.

As of April 30, 2025, future amortization of intangible assets is expected as follows:

Schedule of Future Amortization of Intangible Assets

Fiscal year end	Amortization amount
2026	$121,000
2027	$121,000
2028	$121,000
2029	$121,000
2030	$121,000
Thereafter	$302,000
Total	$907,000

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

Advertising — Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $145,000 and $116,000 for the years ended April 30, 2025 and 2024, respectively.

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

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. The Internal Revenue Service (“IRS”) may generally access additional income tax records for the most recent three years. This would generally prevent the IRS from opening an examination for years ending on or before April 30, 2021. However, there are exceptions that can extend the statute of limitations to six years, and in some cases, prevent the statute of limitations from ever expiring. Interest and penalties accrued on uncertain tax positions are recorded as income tax expense.

It has been determined that the Company does not have uncertain tax positions on its tax returns for the years 2024, 2023, and prior. Based on evaluation of the 2025 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

Purchase of Transferrable Tax Credits – In September 2024, pursuant to transferability provisions of the Inflation Reduction Act of 2022, the Company executed an agreement to purchase a tax credit of $3,431,000 created by solar energy projects qualifying under Internal Revenue Code Section 48 (the “Solar Tax Credit”) in exchange for consideration of $2,917,000, resulting in a total gain on federal Solar Tax Credit of $515,000. This tax credit is available to offset income tax payments for the Company’s 2025 fiscal year and for up to the prior four fiscal years. Once the amount of the current federal income tax due is known, amendments will be made to the prior fiscal years until the total credit has been used. As of April 30, 2025, this is shown as a receivable of $2,154,000.

For the year ended April 30, 2025, a gain on Solar Tax Credit of $515,000 has been recognized in our condensed statements of operations.

Accounting Estimates — The preparation of these financial statements requires the use of estimates and assumptions including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Fair Value of Financial Instruments — Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments, including cash equivalents, certain investments and short-term debt, are recorded at cost, which approximates fair value. The fair values of long-term debt and financial instruments are disclosed in Note 10.

1.	Nature of Business and Summary of Significant Accounting Policies, continued

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

1.	Nature of Business and Summary of Significant Accounting Policies, continued

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

Segment Reporting and Related Information — In fiscal year 2025, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This new standard requires an enhanced disclosure of significant segment expenses on an annual basis.

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is Stephanie Risk-McElroy, President and Chief Executive and Financial Officer.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at an entity level. The CODM assesses performance for the segment and decides how to better allocate resources based on net income that is reported on the Statements of Income and Comprehensive Income. The Company’s objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our one reportable segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Financial Statements.

Recently Issued Accounting Pronouncements — In December 2023, the FASB issued ASU No. 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

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

Subsequent Events – Management has evaluated all events or transactions that occurred after April 30, 2025 through the date of the filing. During this period, the Company did not have any material recognizable subsequent events.

2.	Inventories

Inventories at April 30, 2025 and 2024, consisted of the following:

Schedule of Inventories

	2025	2024
Raw materials	$9,279,000	$10,130,000
Work in process	776,000	753,000
Finished goods	1,097,000	1,042,000
Inventory, gross	11,152,000	11,925,000
Less: allowance for obsolete inventory	(412,000)	(367,000)
Inventories, net	$10,740,000	$11,558,000

3.	Investments

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

As of April 30, 2025 and 2024, investments consisted of the following:

Schedule of Investments

Investments at		Gross	Gross
April 30, 2025	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$7,681,000	$141,000	$(135,000)	$7,687,000
REITs	$74,000	$1,000	$(7,000)	$68,000
Equity securities	$17,689,000	$9,330,000	$(307,000)	$26,712,000
Money Markets and CDs	$1,269,000	$-	$-	$1,269,000
Total	$26,713,000	$9,472,000	$(449,000)	$35,736,000

Investments at		Gross	Gross
April 30, 2024	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$7,057,000	$28,000	$(100,000)	$6,985,000
REITs	$74,000	$-	$(8,000)	$66,000
Equity securities	$17,408,000	$9,303,000	$(209,000)	$26,502,000
Money Markets and CDs	$935,000	$-	$-	$935,000
Total	$25,474,000	$9,331,000	$(317,000)	$34,488,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all investments for other-than temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for the year ended April 30, 2025, while management recorded an impairment loss of $22,000 for the year ended April 30, 2024.

The Company’s investments are actively traded in the stock and bond markets. Therefore, there is either a realized gain or loss that is recorded when a sale happens. For the fiscal year ended April 30, 2025, the Company had sales of equity securities which yielded gross realized gains of $1,222,000 and gross realized losses of $264,000. For the same period, there were not any sales of debt securities for gross realized gains, but sales of debt securities yielded gross realized losses of $21,000. Comparatively, the Company recorded gross realized gains on equity securities of $789,000 and gross realized losses of $613,000 for the fiscal year ending April 30, 2024. As for debt securities, there were not any sales of debt securities for gross realized gains, but sales of debt securities yielded gross realized losses of $28,000 for the fiscal year ending April 30, 2024. The gross realized loss numbers include the impaired figures listed in the previous paragraph. Additionally, proceeds from sales of securities available for sale were $678,000 and $527,000 for the years ended April 30, 2025 and 2024 respectively.

3.	Investments, continued

The following table shows the investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of April 30, 2025 and 2024.

Schedule of Unrealized Loss Breakdown by Investment Type

Unrealized Loss Breakdown by Investment Type as of April 30, 2025

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$550,000	$(21,000)	$2,108,000	$(114,000)	$2,658,000	$(135,000)
REITs	$—	$—	$38,000	$(7,000)	$38,000	$(7,000)
Equity securities	$1,562,000	$(132,000)	$2,238,000	$(175,000)	$3,800,000	$(307,000)
Total	$2,112,000	$(153,000)	$4,384,000	$(296,000)	$6,496,000	$(449,000)

Unrealized Loss Breakdown by Investment Type as of April 30, 2024

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$5,897,000	$(20,000)	$773,000	$(80,000)	$6,670,000	$(100,000)
REITs	$—	$—	$66,000	$(8,000)	$66,000	$(8,000)
Equity securities	$2,255,000	$(72,000)	$766,000	$(137,000)	$3,021,000	$(209,000)
Total	$8,152,000	$(92,000)	$1,605,000	$(225,000)	$9,757,000	$(317,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of April 30, 2025 and 2024.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings and does not consider these investments to be other-than-temporarily impaired as of April 30, 2025 and 2024.

4.	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $58,000 and $60,000 were paid during the years ending April 30, 2025 and 2024, respectively.

5.	Stockholders’ Equity

Preferred Stock—Each share of the Series #1 preferred stock is convertible at the option of the holder into five shares of Class A common stock and is also redeemable at the option of the board of directors at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2025 and 2024.

Convertible preferred stock without par value may be issued from time to time as determined by the board of directors. Shares of different series shall be of equal rank but may vary as to terms and conditions.

In an audit conducted in May 2025, it was discovered that an additional 139 preferred stock shares were issued but not accounted for on the balance sheet. A journal entry has been made to remedy this error.

Class A Common Stock—The holders of the Class A common stock are entitled to receive dividends as declared by the board of directors. A dividend for the four prior quarters and provision has been made for the full dividend in the current fiscal year.

During the fiscal year ended April 30, 2025, the Company purchased 4,300 shares of Class A common stock. This was initiated by stockholders contacting the Company.

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented are:

Schedule of Basic and Diluted Earnings Per Share

	April 30, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$7,133,000
Basic EPS	$7,133,000	4,895,349	$1.46
Effect of dilutive Convertible Preferred Stock	–	21,195	(0.01)
Diluted EPS	$7,133,000	4,916,544	$1.45

	April 30, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$7,558,000
Basic EPS	$7,558,000	4,913,676	$1.54
Effect of dilutive Convertible Preferred Stock	–	20,500	(0.01)
Diluted EPS	$7,558,000	4,934,176	$1.53

7.	Commitments, Contingencies, and Related Party Transactions

One of the directors of the board, Joel Wiens, is the principal shareholder of FirsTier Bank. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. Year end balances of accounts held at this bank are $5,433,000 and $6,712,000 for the years ended April 30, 2025 and 2024, respectively. The Company also received interest income from FirsTier Bank in the amount of approximately $215,000 for the year ended April 30, 2025 and $170,000 for the year ended April 30, 2024.

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

8.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future income and deductions implicit in the Balance Sheets. The income tax provision for the fiscal year ended April 30, 2025 and 2024 consisted of the following:

Schedule of Income Tax Provision

Year Ended April 30,	2025	2024
Current:
Federal	$1,542,000	1,604,000
State	540,000	511,000
Deferred:
Federal	(76,000)	495,000
State	(26,000)	155,000
Total income tax provision	$1,980,000	$2,765,000

Reconciliation of income taxes with Federal and State taxable income:

Schedule of Reconciliation of Income Taxes with Federal and State Taxable Income

	2025	2024
Income before income taxes	$9,113,000	$10,323,000
State income tax deduction	(590,000)	(478,000)
Interest and dividend income	(620,000)	(489,000)
Nondeductible expenses and timing differences	552,000	(2,379,000)
Taxable income	$8,455,000	$6,977,000

The following schedule reconciles the provision for income taxes to the amount computed by applying the statutory rate to income before income taxes:

Schedule of Statutory Rate to Income Before Taxes

	2025	2024
Income tax provision at statutory rate	$2,575,000	$2,916,000
Increase (decrease) income taxes resulting from:
State income taxes	(167,000)	(135,000)
Interest and dividend income	(175,000)	(138,000)
Deferred taxes	(102,000)	650,000
Other temporary and permanent differences	(151,000)	(528,000)
Income tax expense	$1,980,000	$2,765,000

Federal tax rate	28.26%	28.25%
State tax rate	(1.83)%	(1.31)%
Blended statutory rate	21.73%	26.78%

Deferred tax assets (liabilities) consist of the following components as of April 30, 2025 and 2024:

Summary of Deferred Tax Assets (Liabilities)

	2025	2024
Deferred tax assets (liabilities):
Depreciation	$(296,000)	$(312,000)
Capitalized R&D expense	380,000	$320,000
Inventory valuation	116,000	104,000
Allowance for doubtful accounts	3,000	10,000
Accrued vacation	36,000	37,000
Accumulated unrealized (gain)/loss on investments	(2,549,000)	(2,547,000)
Net deferred tax assets (liabilities)	$(2,310,000)	$(2,388,000)

9.	Concentrations

The Company maintains the majority of its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2025 and 2024, the Company had uninsured balances of $5,183,000, and $6,494,000, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

Management also has cash funds with Wells Fargo Bank with uninsured balances of $881,000 and $151,000 for the years ending April 30, 2025 and 2024, respectively. Management believes that this financial institution is financially sound and the risk of loss is minimal.

The Company has sales to a security alarm distributor representing 37% of total sales for the years ended April 30, 2025 and 2024, respectively. This distributor accounted for 56% of accounts receivable at both years ended April 30, 2025 and 2024, respectively.

Security switch sales made up 89% of total sales for the fiscal year ending April 30, 2025 and 90% of total sales for the fiscal year ending April 30, 2024.

10.	Fair Value Measurements

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

10.	Fair Value Measurements, continued

Investments and Marketable Securities

As of April 30, 2025 and 2024, The Company’s investments consisted of money markets, publicly traded equity securities, REITs as well as certain state and municipal bonds. Marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds and REITs; the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Schedule of Assets Measured at Fair Value on Recurring Basis

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$7,687,000	—	$7,687,000
REITs	—	$68,000	—	$68,000
Equity Securities	$26,712,000	—	—	$26,712,000
Money Markets and CDs	$1,269,000	—	—	$1,269,000
Total fair value of assets measured on a recurring basis	$27,981,000	$7,755,000	—	$35,736,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$6,985,000	—	$6,985,000
REITs	—	$66,000	—	$66,000
Equity Securities	$26,502,000	—	—	$26,502,000
Money Markets and CDs	$935,000	—	—	$935,000
Total fair value of assets measured on a recurring basis	$27,437,000	$7,051,000	—	$34,488,000

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A	Controls and Procedures

Evaluation of disclosure controls and procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2025 our president and chief executive officer (also working as our chief financial officer) has concluded that our disclosure controls and procedures were effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our chief executive officer (also working as our chief financial officer), as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal control over financial reporting:

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). For the year ended April 30, 2024, Management’s evaluation determined that our internal control over financial reporting was ineffective due to the material weakness discussed below.

Management’s assessment identified the following material weakness in internal control over financial reporting for the year ended April 30, 2024:

●	The small size of our Company limits our ability to achieve the desired level of separation of duties for proper internal controls and financial reporting, particularly as it relates to financial reporting to assure material disclosures or implementation of newly issued accounting standards are included. A secondary review of annual and quarterly filings does occur with an outside party. Due to the departure of the Controller, the current CEO and CFO roles are being fulfilled by the same individual. We do not have an audit committee. We do not believe we have met the full requirement for separation of duties for financial reporting purposes.

The following steps were taken to mitigate the above material weakness during the year ended April 30, 2025:

●	The Company hired a part-time controller in March 2023;and in March 2024 this controller became a full-time position with the Company. This hire has enabled more separation of duties within the accounting department and provided an opportunity for a second internal review of financial information.
●	We continue to have our quarterly and annual financial statements reviewed by a third-party CPA. This third party ensures we have fulfilled our material disclosures and that newly issued accounting standards have been reviewed and addressed if necessary.
●	We have increased our knowledge training, and documentation around internal controls over financial reporting and will continue to do so.

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

Management believes that the steps the Company has taken to mitigate the 2024 material weakness have improved our internal controls and believes that the material weakness no longer exists as of April 30, 2025.

Because of the mitigation of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of April 30, 2025, the Company’s internal control over financial reporting was effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Item 9B	Other Information

None.

Part III

Item 10	Directors and Executive Officers and Corporate Governance

(a & b) Identification of Directors and Executive Officers

All the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2025, is furnished with respect to each director and executive officer:

Name	Principal Occupation or Employment	Age	Director or Officer Since
Stephanie M. Risk-McElroy	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	53	August 8,1999
Ryan T. McElroy	Secretary/Treasurer	50	December 13, 2023
Donna Debowey	Director, retired GRI plant manager	87	July 12, 2005
Joel H. Wiens	Director, FirsTier Banks	95	September 6, 2007
Bonita P. Risk	Director, Stock Transfer Agent at GRI	75	March 15, 2013
Jerry Knutsen	Director, retired business owner	82	August 29, 2016

The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2025:

Name	Director’s Fees Paid	Stock Awards	Option Awards	Non-equity incentive plan compen-sation	Non-qualified deferred compensation earnings	Total
Stephanie Risk-McElroy (1)	—	—	—	—	—	—
Sharon Westby (1)	—	—	—	—	—	—
Ryan T. McElroy (1)	—	—	—	—	—	—
Donna Debowey (2)	$600	—	—	—	—	$600
Joel H. Wiens (2)	$400	—	—	—	—	$400
Bonita P. Risk (1)	—	—	—	—	—	—
Jerry Knutsen	$400	—	—	—	—	$400

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2025, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2025, were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently does not have any committees.

Item 11	Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the Company to executive officers for services rendered in all capacities during each of the Company’s fiscal years ended April 30, 2025 and 2024.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Bonita Risk, Director,	2025	$47,000	$—	—	—	—	—	$117,000	$164,000
Shareholder, Employee	2024	$44,000	$—	—	—	—	—	$147,000	$191,000
Stephanie Risk-McElroy,	2025	$113,000	$—	—	—	—	—	$98,000	$211,000
CEO/CFO, Director, Shareholder	2024	$110,000	$—	—	—	—	—	$66,000	$176,000
Scott McMurray,	2025	$59,000	$—	—	—	—	—	$110,000	$169,000
Director of Sales	2024	$57,000	$—	—	—	—	—	$101,000	$158,000

Bonita Risk, Stephanie Risk-McElroy, and Scott McMurray receive a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2025 and 2024.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2025, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 4,892,430 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2025. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)	% of Class of Stock Outstanding (3)
Executive Officers and Directors:
Bonita Risk – Director	2,947,128	60.24%
The above director has beneficial ownership over the Kenneth Risk Trust that owns 2,187,056 shares, Bonita Risk Family Irrevocable Trust that owns 732,470 shares, and 27,602 shares owned personally. As a result, combined, they have voting and shared dispositive control.

Stephanie M. Risk-McElroy Chairman, CEO, & CFO	1,775	Less than 1%
Donna Debowey – Director	500	Less than 1%

All Officers and Directors as a group	2,949,403	60.29%

(1)	Unless otherwise indicated, the address of the named beneficial owner is George Risk Industries, Inc., 802 S. Elm St., Kimball, NE 69145.

(2)	Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3)	Based on the net shares outstanding as of April 30, 2025. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,610,451).

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13	Certain Relationships and Related Transactions, and Director Independence

During each of three years ended April 30, 2025, 2024, and 2023, the Company executed transactions with related entities and individuals. Each of the transactions was in terms at least as favorable as could be obtained from unrelated third parties.

Related Party	2025	2024	2023
Bank Balances
Joel Wiens, Director	$5,339,553	$6,711,558	$4,636,584

Interest Income
Joel Wiens, Director	$214,538	$170,187	$102,713

Item 14	Principal Accountant Fees and Services

1)	Audit Fees

For each of the last two fiscal years the Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

FYE 2025	$105,381	Haynie & Company
	$2,411	Carey Schroeder, CPA

FYE 2024	$84,500	Haynie & Company
	$1,613	Carey Schroeder, CPA

2)	Audit-Related Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the Company’s employee benefit plan. The amounts are listed below:

FYE 2025	None	Haynie & Company

An audit of the company’s 401K was no longer required.

FYE 2024	$10,500	Haynie & Company

3)	Tax Fees

The Company incurred aggregate fees or expenses for professional services rendered by tax accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

FYE 2025	$4,333	Haynie & Company
	$5,610	Tax Resources Group, Inc.

FYE 2024	$9,100	Haynie & Company
	$4,840	Tax Resources Group, Inc.

4)	All Other Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for restatement of some of the Company’s 10-Qs and 10-K. The amounts are listed below:

FYE 2025	None

FYE 2024	None

5)	The Board of Directors considered whether, and determined that, the auditor’s provisions of non-audit services were compatible with maintaining the auditor’s independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15 Exhibits and Financial Statement Schedules

3.(1).a	Articles of Incorporation—Filed as Exhibit 5 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1970, and incorporated by reference herein
3.(i).b	Certificate of Amendment to the Articles of Incorporation of the Registrant—Filed as Exhibit 1.2 to the Registrant’s Form 10–K for the fiscal year ended April 30, 1971, and incorporated by reference herein
3.(ii).c	By-laws—Filed as Exhibit 1.3 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1971, and incorporated by reference herein
10.1	Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group (“ADI”) and George Risk Industries, Inc. – Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended April 30, 2012, and incorporated by reference herein. *
31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)
32.1	Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)
101.	INS Inline XBRL Instance Document
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

________________________________________

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ STEPHANIE M. RISK-MCELROY	August 12, 2025
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHANIE M. RISK-MCELROY	August 12, 2025
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board

/s/ DONNA DEBOWEY	August 12, 2025
DONNA DEBOWEY	Date
Director

/s/ JOEL H. WIENS	August 12, 2025
JOEL H. WIENS	Date
Director

/s/ BONITA P. RISK	August 12, 2025
BONITA P. RISK	Date
Director

/s/ JERRY KNUTSEN	August 12, 2025
JERRY KNUTSEN	Date
Director

