Form 10-K/A
period 2025-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2025-08-22
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

The number of outstanding shares of the common stock as of August 22, 2025, was 4,891,830.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report for the year ended April 30, 2025, initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2025 (the “Original Filing”), is being filed solely to correct (i) the date of the Report of Independent Registered Accounting set forth in the Original Filing.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date the Original Filing was filed with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of those certifications have been omitted.

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

Salt Lake City, UT
August 12, 2025
PCAOD #457

We have served as the Company’s auditor since 1992

Item 15 Exhibits, Financial Statement Schedules

31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ STEPHANIE M. RISK-MCELROY	August 22, 2025
STEPHANIE M. RISK-MCELROY	Date
President and Chairman of the Board