Form 10-Q
period 2025-10-31
GEORGE RISK INDUSTRIES, INC.
filed 2025-12-15
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (&232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of December 15, 2025 was 4,889,279.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited financial statements for the three-and six-month periods ended October 31, 2025, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2025	April 30, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,843,000	$6,471,000
Investments and securities, at fair value	39,871,000	35,736,000
Accounts receivable:
Trade, net of allowance for credit losses of $27,869 and $12,414	4,784,000	4,693,000
Other	37,000	59,000
Federal solar tax credit receivable	2,154,000	2,154,000
Inventories, net	11,089,000	10,740,000
Prepaid expenses	495,000	514,000
Total Current Assets	63,273,000	60,367,000

Property and Equipment, net, at cost	2,052,000	2,031,000

Other Assets
Investment in Limited Land Partnership, at cost	—	25,000
Projects in process	10,000	10,000
Other	1,000	—
Total Other Assets	11,000	35,000

Intangible Assets, net	847,000	907,000

TOTAL ASSETS	$66,183,000	$63,340,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	October 31, 2025	April 30, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$298,000	$301,000
Dividends payable	3,726,000	3,302,000
Deferred income	15,000	17,000
Accrued expenses	552,000	523,000
Income tax payable	284,000	25,000
Total Current Liabilities	4,875,000	4,168,000

Long-Term Liabilities
Deferred income taxes	3,064,000	2,310,000
Total Long-Term Liabilities	3,064,000	2,310,000

Total Liabilities	7,939,000	6,478,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,239 issued and outstanding	102,000	102,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,931,000	1,931,000
Accumulated other comprehensive income	81,000	(77,000)
Retained earnings	60,317,000	59,072,000
Less: treasury stock, 3,611,751 and 3,610,451 shares, at cost	(5,037,000)	(5,016,000)
Total Stockholders’ Equity	58,244,000	56,862,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,183,000	$63,340,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Oct 31, 2025	Oct 31, 2024	Oct 31, 2025	Oct 31, 2024
Net Sales	$6,333,000	$5,613,000	$12,231,000	$11,394,000
Less: Cost of Goods Sold	(3,364,000)	(2,899,000)	(6,239,000)	(5,735,000)
Gross Profit	2,969,000	2,714,000	5,992,000	5,659,000

Operating Expenses
General and Administrative	347,000	417,000	736,000	755,000
Sales	813,000	787,000	1,615,000	1,594,000
Engineering	23,000	27,000	47,000	54,000
Total Operating Expenses	1,183,000	1,231,000	2,398,000	2,403,000

Income From Operations	1,786,000	1,483,000	3,594,000	3,256,000

Other (Expense)
Other	—	96,000	67,000	96,000
Dividend and Interest Income	277,000	299,000	629,000	616,000
Unrealized Gain on Equity Securities	911,000	66,000	3,292,000	1,413,000
Gain on Investments	121,000	336,000	266,000	549,000
Gain on Solar Tax Credit	—	373,000	—	373,000
(Loss) on Sale of Assets	—	—	(30,000)	(2,000)
Total Other Income (Loss)	1,309,000	1,170,000	4,224,000	3,045,000

Income Before Provisions for Income Taxes	3,095,000	2,653,000	7,818,000	6,301,000

Provisions for Income Taxes:
Current Expense	510,000	465,000	989,000	1,169,000
Deferred Tax (Benefit) Expense	242,000	(27,000)	694,000	212,000
Total Income Tax Expense (Benefit)	752,000	438,000	1,683,000	1,381,000

Net Income	$2,343,000	$2,215,000	$6,135,000	$4,920,000

Income Per Share of Common Stock
Basic	$0.48	$0.45	$1.25	$1.00
Diluted	$0.48	$0.45	$1.25	$1.00

Weighted Average Number of Common Shares Outstanding
Basic	4,891,164	4,896,730	4,891,598	4,896,730
Diluted	4,912,359	4,917,230	4,912,793	4,917,230

See accompanying notes to the unaudited condensed financial statements

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	Oct 31, 2025	Oct 31, 2024	Oct 31, 2025	Oct 31, 2024
Net Income	$2,343,000	$2,215,000	$6,135,000	$4,920,000

Other Comprehensive Income (Loss), Net of Tax
Unrealized gain (loss) on debt securities:
Unrealized holding gains (losses) arising during period	213,000	(33,000)	217,000	214,000
Income tax (expense) benefit related to other comprehensive income	(56,000)	9,000	(59,000)	(61,000)
Other Comprehensive Income (Loss)	157,000	(24,000)	158,000	153,000

Comprehensive Income	$2,500,000	$2,191,000	$6,293,000	$5,073,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2024	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2024	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, July 31, 2025	4,239	$102,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2025	4,239	$102,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$40,000	$59,541,000	$57,519,000

—	—	—	—	—	—

—	—	—	—	(4,896,000)	(4,896,000)

—	—	—	(24,000)	—	(24,000)

—	—	—	—	2,215,000	2,215,000

$1,934,000	3,606,151	$(4,945,000)	$16,000	$56,860,000	$54,814,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,931,000	3,611,051	$(5,026,000)	$(76,000)	$62,865,000	$60,646,000

—	700	(11,000)	—	—	(11,000)

—	—	—	—	(4,891,000)	(4,891,000)

—	—	—	157,000	—	157,000

—	—	—	—	2,343,000	2,343,000

$1,931,000	3,611,751	$(5,037,000)	$81,000	$60,317,000	$58,244,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2024	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2024	4,100	$99,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2025	4,239	$102,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, October 31, 2025	4,239	$102,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$(137,000)	$56,836,000	$54,637,000

—	—	—	—	—	—

—	—	—	—	(4,896,000)	(4,896,000)

—	—	—	153,000	—	153,000

—	—	—	—	4,920,000	4,920,000

$1,934,000	3,606,151	$(4,945,000)	$16,000	$56,860,000	$54,814,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,931,000	3,610,451	$(5,016,000)	$(77,000)	$59,072,000	$56,862,000

—	1,300	(21,000)	—	—	(21,000)

—	—	—	—	(4,890,000)	(4,890,000)

—	—	—	158,000	—	158,000

—	—	—	—	6,135,000	6,135,000

$1,931,000	3,611,751	$(5,037,000)	$81,000	$60,317,000	$58,244,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

	Oct 31, 2025	Oct 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,135,000	$4,920,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,000	243,000
(Gain) on sale of investments	(266,000)	(549,000)
Unrealized (gain) on equity securities	(3,292,000)	(1,413,000)
Provision for credit losses on accounts receivable	15,000	7,000
Reserve for obsolete inventory	(35,000)	41,000
Deferred income taxes	695,000	212,000
Loss on sale of assets	30,000	2,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(107,000)	(19,000)
Inventories	(314,000)	435,000
Prepaid expenses	19,000	(21,000)
Other receivables and projects in process	22,000	35,000
Federal solar tax credit receivable	—	(2,485,000)
Increase (decrease) in:
Accounts payable	(3,000)	(33,000)
Federal solar tax credit payment payable	—	972,000
Deferred gain on solar tax credit	—	142,000
Accrued expenses	27,000	(29,000)
Income tax payable	260,000	65,000
Net cash from operating activities	3,328,000	2,525,000

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of property and equipment	(133,000)	(308,000)
Proceeds from sale of marketable securities	13,000	665,000
(Purchase) of marketable securities	(373,000)	(361,000)
Distribution from investment in limited land partnership	25,000	269,000
Net cash from investing activities	(468,000)	265,000
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(21,000)	—
Dividends paid	(4,467,000)	(4,448,000)
Net cash from financing activities	(4,488,000)	(4,448,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,628,000)	(1,658,000)

Cash and Cash Equivalents, beginning of period	6,471,000	7,112,000
Cash and Cash Equivalents, end of period	$4,843,000	$5,454,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$945,000	$225,000
Interest paid	$—	$1,000

Cash receipts for:
Income taxes	$226,000	$19,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2025

Note 1 Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2025 annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions, including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the six months ended October 31, 2025.

Purchase of Transferrable Tax Credits – In September 2024, pursuant to transferability provisions of the Inflation Reduction Act of 2022, the Company executed an agreement to purchase a tax credit of $3,431,000 created by solar energy projects qualifying under Internal Revenue Code Section 48 (the “Solar Tax Credit”) in exchange for consideration of $2,917,000, resulting in a total gain on federal Solar Tax Credit of $515,000. This tax credit is available to offset income tax payments for the Company’s 2025 fiscal year and for up to the prior four fiscal years. Once the amount of the current federal income tax due is known, amendments will be made to the prior fiscal years until the total credit has been used. As of October 31, 2025, this is shown as a receivable of $2,154,000.

Segment Reporting and Related Information — In fiscal year 2025, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which was issued by the Financial Accounting Standards Board (FASB). This new standard requires an enhanced disclosure of significant segment expenses on an annual basis.

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is Stephanie Risk-McElroy, President and Chief Executive and Financial Officer.

Financial information, annual operating plans, and forecasts are prepared and reviewed by the CODM at an entity level. The CODM assesses performance for the segment and decides how to allocate resources more effectively based on the net income reported in the Statements of Income and Comprehensive Income. The Company’s objective in making resource allocation decisions is to optimize the financial results.

Recently Issued Accounting Pronouncements —In December 2023, the FASB issued ASU No. 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard, which has had minimal impact on its Financial Statements.

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

Note 2 Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between December 2025 and December 2050. The Company uses the average cost method to determine the cost of equity securities sold, with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of October 31, 2025, and April 30, 2025, investments consisted of the following:

		Gross	Gross
Investments on	Cost	Unrealized	Unrealized	Fair
October 31, 2025	Basis	Gains	Losses	Value
Municipal bonds	$7,850,000	$233,000	$(68,000)	$8,015,000
REITs	74,000	2,000	(9,000)	67,000
Equity securities	18,221,000	12,536,000	(162,000)	30,595,000
Money markets and CDs	1,194,000	—	—	1,194,000
Total	$27,339,000	$12,771,000	$(239,000)	$39,871,000

		Gross	Gross
Investments on	Cost	Unrealized	Unrealized	Fair
April 30, 2025	Basis	Gains	Losses	Value
Municipal bonds	$7,681,000	$141,000	$(135,000)	$7,687,000
REITs	74,000	1,000	(7,000)	68,000
Equity securities	17,689,000	9,330,000	(307,000)	26,712,000
Money markets and CDs	1,269,000	—	—	1,269,000
Total	$26,713,000	$9,472,000	$(449,000)	$35,736,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as declines in fair value that result in the cost basis exceeding the fair value for approximately one year. The Company also evaluates the nature of the investment, the cause of the impairment, and the number of investments in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for either of the quarters or the six-month periods ending October 31, 2025, and 2024.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended October 31, 2025, the Company had sales of equity securities, which yielded gross realized gains of $163,000 and gross realized losses of $63,000. For the same period, sales of debt securities yielded gross realized gains of $24,000, and gross realized losses of $3,000 were recorded. For the six months ended October 31, 2025, the Company had sales of equity securities which yielded gross realized gains of $352,000 and gross realized losses of $98,000. For the same six-month period in 2024, sales of debt securities yielded gross realized gains of $24,000, and gross realized losses of $12,000 were recorded. During the quarter ending October 31, 2024, the Company recorded gross realized gains and losses on equity securities of $378,000 and $35,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $7,000 were recorded. During the six months ending October 31, 2024, the Company recorded gross realized gains and losses on equity securities of $646,000 and $83,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $14,000 were recorded. The gross realized loss numbers include the impaired figures listed in the previous paragraph.

The following table shows the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired,” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on October 31, 2025, and April 30, 2025, respectively.

Unrealized Loss Breakdown by Investment Type on October 31, 2025

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$252,000	$(3,000)	$1,054,000	$(64,000)	$1,306,000	$(67,000)
REITs	—	—	37,000	(9,000)	37,000	(9,000)
Equity securities	2,024,000	(71,000)	359,000	(91,000)	2,383,000	(162,000)
Total	$2,276,000	$(74,000)	$1,450,000	$(164,000)	$3,726,000	$(238,000)

Unrealized Loss Breakdown by Investment Type on April 30, 2025

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$550,000	$(21,000)	$2,108,000	$(114,000)	$2,658,000	$(135,000)
REITs	—	—	38,000	(7,000)	38,000	(7,000)
Equity securities	1,562,000	(132,000)	2,238,000	(175,000)	3,800,000	(307,000)
Total	$2,112,000	$(153,000)	$4,384,000	$(296,000)	$6,496,000	$(449,000)

Municipal Bonds

Increases in interest rates caused the unrealized losses on the Company’s investments in municipal bonds. The contractual terms of these investments do not permit the issuer to settle the securities at a price below the investment’s amortized cost. Because the Company has the ability to hold these investments until a recovery of fair value, which may occur at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of October 31, 2025, and April 30, 2025.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and, due to management’s plan to hold these investments for an extended period, the Company does not consider them to be other-than-temporarily impaired as of October 31, 2025, and April 30, 2025.

Note 3 Inventories

Inventories on October 31, 2025, and April 30, 2025, consisted of the following:

	October 31,	April 30,
	2025	2025

Raw materials	$9,359,000	$9,279,000
Work in process	872,000	776,000
Finished Goods	1,235,000	1,097,000
	11,466,000	11,152,000
Less: allowance for obsolete inventory	(377,000)	(412,000)
Inventories, net	$11,089,000	$10,740,000

Note 4 Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended October 31, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,343,000
Basic EPS	$2,343,000	4,891,164	$.48
Effect of dilutive Convertible Preferred Stock	—	21,195	—
Diluted EPS	$2,343,000	4,912,359	$.48

	For the three months ended October 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,215,000
Basic EPS	$2,215,000	4,896,730	$.45
	—	20,500	—
Diluted EPS	$2,215,000	4,917,230	$.45

	For the six months ended October 31, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$6,135,000
Basic EPS	$6,135,000	4,891,598	$1.25
Effect of dilutive Convertible Preferred Stock	—	21,195	—
Diluted EPS	$6,135,000	4,912,793	$1.25

	For the six months ended October 31, 2024
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$4,920,000
Basic EPS	$4,920,000	4,896,730	$1.00
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$4,920,000	4,917,230	$1.00

Note 5 Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participant’s contributions, while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $16,000 and $13,000 were paid during each quarter ending October 31, 2025, and 2024, respectively. Likewise, the Company paid matching contributions of approximately $34,000 and $29,000 during the six-month periods ending October 31, 2025, and 2024, respectively.

Note 6 Fair Value Measurements

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

Investments and Marketable Securities

As of October 31, 2025 and April 30, 2025, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of October 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$8,015,000	$—	$8,015,000
REITs	—	67,000	—	67,000
Equity Securities	30,595,000	—	—	30,595,000
Money Markets and CDs	1,194,000	—	—	1,194,000
Total fair value of assets measured on a recurring basis	$31,789,000	$8,082,000	$—	$39,871,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$7,687,000	$—	$7,687,000
REITs	—	68,000	—	68,000
Equity Securities	26,712,000	—	—	26,712,000
Money Markets and CDs	1,269,000	—	—	1,269,000
Total fair value of assets measured on a recurring basis	$27,981,000	$7,755,000	$—	$35,736,000

Note 7 Subsequent Events

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

Executive Summary

The Company’s performance has continued to improve over the first half of the current fiscal year, with the second quarter showing a 12.83% increase in sales over the first quarter of the current fiscal year. This is mainly due to not having to increase pricing due to tariffs, and some of our larger customers completing their ERP computer transition and getting inventory stocking levels to where they are needed. For overall company performance, net income is up when comparing the current six-month period to the prior six-month period. Management continues to keep manufacturing and operating expenses in check. In the current year, unrealized gains on investments have increased compared to the same period last year, while realized gains have decreased by a smaller percentage. Opportunities include keeping up with business growth, finding ways to get our products out to our customers more quickly, including exploring more automation, and continuing to look at businesses that might be a good fit to purchase. We also continue to work on new products that will be fit for our industry and business. Challenges in the coming months include continuing to get product out to customers promptly and dealing with the ongoing effects of inflation. Management continues to work to keep operations running as efficiently as possible, with the hope of making the facilities leaner and more profitable than ever before.

Results of Operations

●	Net sales were $6,333,000 for the quarter ended October 31, 2025, which is a 12.83% increase from the corresponding quarter last year. Year-to-date net sales were $12,231,000 as of October 31, 2025, a 7.35% increase from the same period last year. The increases in sales are the result of the business catching up on back orders and receiving more orders from customers. Management believes the ongoing commitment to outstanding customer service and product customization are just a couple of the many reasons sales continue to grow.

●	Cost of goods sold was 53.12% of net sales for the quarter ended October 31, 2025, and was 51.65% for the same quarter last year. Year-to-date cost of goods sold percentages were 51.01% for the current six months and 50.33% for the corresponding six months last year. The current cost of goods sold percentage goals of keeping labor and other manufacturing expenses below 50% are just slightly over for the quarter and year-to-date. The increased cost of goods sold percentages continue to result from higher wages and material costs from tariffs. As always, management continues to work on finding ways to be more efficient.

●	Operating expenses were down $48,000 for the quarter and were down $5,000 for the six-months ended October 31, 2025, as compared to the corresponding periods last year. When comparing percentages relative to net sales, the operating expenses for the quarter ended October 31, 2025, were 18.68% of net sales, compared with 21.93% for the same quarter in the prior year. For year-to-date numbers, operating expenses were 19.61% and 21.09% of net sales for the six months ended October 31, 2025, and 2024, respectively. The Company has kept operating expenses below 25% of net sales for many years now.

●	Income from operations for the quarter ended October 31, 2025, was $1,786,000, which is a 20.43% increase from the corresponding quarter last year, which had income from operations of $1,483,000. Income from operations for the six months ended October 31, 2025, was $3,594,000, which is a 10.38% increase from the corresponding six months last year, which had income from operations of $3,256,000.

●	Other income and expenses are up when comparing the current quarter to the same quarter of the prior year, with an increase of $139,000 in the current quarter. By comparison, other income and expenses are up by $1,179,000 from the previous six-month period. Most of the activity in these accounts consists of investment interest, dividends, real gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the gains in the current quarter and year-to-date numbers is the unrealized gain and loss on equity securities. The stock market influences these figures, and the economy has been performing well.

●	Overall, net income for the quarter ended October 31, 2025, was up $128,000, or 5.78%, over the same quarter last year. Net income for the six months ended October 31, 2025, was up $1,215,000, an increase of 24.70% over the same period in the prior year.

●	Earnings per common share for the quarter ended October 31, 2025, were $0.48 per share and $1.25 per share for the year-to-date numbers. EPS for the quarter and six months ended October 31, 2024, were $0.45 per share and $1.00 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $1,628,000 during the six months ended October 31, 2025, compared to a decrease of $1,658,000 during the corresponding period last year.

●	Accounts receivable increased $107,000 for the six months ended October 31, 2025, compared with a $19,000 increase for the same period last year. The larger increase in the current year is due to increased sales and delays in collecting accounts receivable from a couple of larger customers during their ERP computer transitions. An analysis of accounts receivable shows that 12.58% of receivables were over 90 days on October 31, 2025, compared to 6.69% for the same period last year.

●	Inventories increased $314,000 during the current six-month period compared to a $435,000 decrease last year. The increase in the current year is primarily due to replenishing raw materials levels and increased costs of those raw materials due to tariffs.

●	Prepaid expenses and other current assets decreased $19,000 for the current six months, primarily due to reduced prepayments on inventory during the current six-month period. The prior year’s six months showed a $21,000 increase in prepaid expenses.

●	Accounts payable decreased $3,000 for the current six-month period compared to a decrease of $33,000 for the prior six-month period. The company strives to pay all invoices within terms, and the variance is primarily due to the timing of product receipt and invoice payment.

●	Accrued expenses increased $27,000 for the current six-month period compared to a $29,000 decrease for the six months ended October 31, 2024. The difference in the amounts is primarily due to timing issues.

●	Income tax payable increased $260,000 for the current six-month period, compared to an increase of $65,000 in income tax receivable for the six months ended October 31, 2024. The increase in current-year income tax payable is due to higher income and delays in the utilization of the federal solar tax program in the current fiscal year.

Investing

●	The Company purchased $133,000 of property and equipment during the current six-month period. In comparison, $308,000 was spent on property and equipment purchases during the corresponding six months last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the six months ended October 31, 2025, there was significant buy/sell activity in the investment accounts. Net cash used to purchase marketable securities for the six months ended October 31, 2025, was $373,000 compared to $361,000 cash used in the prior six-month period. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

●	The Company received a cash distribution of $25,000 from the investment in the limited land partnership during the six months ending October 31, 2025. This was the final distribution from the sale of the limited land partnership, and this asset has been cleared from the Company’s books.

Financing

●	The Company continues to purchase back its common stock when the opportunity arises. For the six months ended October 31, 2025, the Company purchased $21,000 of treasury stock, while no treasury stock was repurchased in the corresponding six-month period last year.

●	The company declared a dividend of $1.00 per share of common stock on September 30, 2025, which was paid out during the second quarter. This is the same amount that was declared and paid during the second fiscal quarter last year.

New Product Development

The Company and its engineering department continually work to enhance current product lines, develop new products that complement existing products, and identify products well-suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	Explosion-proof contacts that will be Underwriter Laboratories (UL) listed for hazardous locations are in development. There has been demand from our customers for this type of high-security magnetic reed switch.

●	Research is being done on programmable temperature and humidity sensors with built-in hysteresis, a miniature profile overhead door contact based on our popular 4532 series, and a brass water valve shut-off system.

●	Production has begun on a couple of newly developed products. First, there are magnetic contacts listed under UL 634 Level 2. These sensors will require additional UL testing and are used in high security applications such as government buildings, military use, nuclear facilities, and financial institutions. Second, we have updated our small-profile glass-break detector, and third, we have expanded the GR3045 panic switch to include single-pull, double-throw (SPDT) versions, latching and non-latching, with LED indicator lights.

●	Wireless technology is a central area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. We are also working on wireless versions of monitoring devices that include glass-break detection, tilt sensing, and environmental monitoring.

Other Information

In addition to researching and developing new products, management is always open to acquiring a business or product line that would complement our existing operations. Given the Company’s strong cash position, management believes this could be achieved without outside financing. The intent is to utilize the equipment, marketing techniques, and established customers to deliver new products and increase sales and profits.

There are no known seasonal trends in any of GRI’s products, as we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This disclosure does not apply.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (also serving as the Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2025. Based on such evaluation, the Company’s Chief Executive Officer has concluded that, as of October 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase and issuance of common stock for the second quarter of fiscal year 2026.

Period	Number of shares repurchased/(issued)
August 1, 2025 – August 31, 2025	600
September 1, 2025– September 30, 2025	100
October 1, 2025 – October 31, 2025	-0-

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date December 15, 2025	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

