Form 10-Q
period 2026-01-31
GEORGE RISK INDUSTRIES, INC.
filed 2026-03-17
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s Common Stock outstanding, as of March 17, 2026, was 4,889,054.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the three- and nine-month period ended January 31, 2026, are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2026	April 30, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,463,000	$6,471,000
Investments and securities	41,324,000	35,736,000
Accounts receivable:
Trade, net of allowance for credit losses of $29,699 and $12,414	4,900,000	4,693,000
Other	50,000	59,000
Income tax overpayment	576,000	—
Federal solar tax credit receivable	2,300,000	2,154,000
Inventories, net	11,597,000	10,740,000
Prepaid expenses	340,000	514,000
Total Current Assets	65,550,000	60,367,000

Property and Equipment, net, at cost	1,978,000	2,031,000

Other Assets
Investment in Limited Land Partnership, at cost	—	25,000
Projects in process	10,000	10,000
Other	1,000	—
Total Other Assets	11,000	35,000

Intangible Assets, net	816,000	907,000

TOTAL ASSETS	$68,355,000	$63,340,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	January 31, 2026	April 30, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$304,000	$301,000
Dividends payable	3,726,000	3,302,000
Deferred income	28,000	17,000
Accrued expenses	487,000	523,000
Income tax payable	—	25,000
Total Current Liabilities	4,545,000	4,168,000

Long-Term Liabilities
Deferred income taxes	3,140,000	2,310,000
Total Long-Term Liabilities	3,140,000	2,310,000

Total Liabilities	7,685,000	6,478,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,239 issued and outstanding	102,000	102,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,931,000	1,931,000
Accumulated other comprehensive income	63,000	(77,000)
Retained earnings	62,796,000	59,072,000
Less: treasury stock, 3,613,827 and 3,610,451 shares, at cost	(5,072,000)	(5,016,000)
Total Stockholders’ Equity	60,670,000	56,862,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$68,355,000	$63,340,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2026	Jan 31, 2025	Jan 31, 2026	Jan 31, 2025
Net Sales	$5,659,000	$4,912,000	$17,889,000	$16,306,000
Less: Cost of Goods Sold	(3,092,000)	(2,614,000)	(9,330,000)	(8,349,000)
Gross Profit	2,567,000	2,298,000	8,559,000	7,957,000

Operating Expenses
General and Administrative	375,000	344,000	1,111,000	1,098,000
Sales	839,000	726,000	2,454,000	2,320,000
Engineering	35,000	32,000	81,000	86,000
Total Operating Expenses	1,249,000	1,102,000	3,646,000	3,504,000

Income From Operations	1,318,000	1,196,000	4,913,000	4,453,000

Other Income (Expense)
Other	—	1,000	66,000	97,000
Dividend and Interest Income	683,000	536,000	1,312,000	1,152,000
Unrealized Gain on equity securities	369,000	92,000	3,662,000	1,505,000
Gain on Sale of Investments	511,000	341,000	777,000	890,000
Gain on Solar Tax Credit	134,000	95,000	134,000	468,000
(Loss) on Sale of Assets	—	—	(30,000)	(2,000)
Total Other Income	1,697,000	1,065,000	5,921,000	4,110,000

Income Before Provisions for Income Taxes	3,015,000	2,261,000	10,834,000	8,563,000

Provisions for Income Taxes:
Current Expense	452,000	602,000	1,441,000	1,771,000
Deferred Tax Expense	83,000	52,000	778,000	264,000
Total Income Tax Expense	535,000	654,000	2,219,000	2,035,000

Net Income	$2,480,000	$1,607,000	$8,615,000	$6,528,000

Income Per Share of Common Stock
Basic	$0.51	$0.33	$1.76	$1.33
Diluted	$0.51	$0.33	$1.75	$1.33

Weighted Average Number of Common
Shares Outstanding
Basic	4,889,160	4,895,382	4,890,785	4,896,281
Diluted	4,910,355	4,915,882	4,911,980	4,916,781

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Jan 31, 2026	Jan 31, 2025	Jan 31, 2026	Jan 31, 2025
Net Income	$2,480,000	$1,607,000	$8,615,000	$6,528,000

Other Comprehensive Income/(Loss), Net of Tax
Unrealized gain (loss) on debt securities:
Unrealized holding gains (losses) arising during period	(25,000)	(81,000)	192,000	132,000
Income tax (expense)/benefit related to other comprehensive income	6,000	23,000	(52,000)	(37,000)

Other Comprehensive Income (Loss)	(19,000)	(58,000)	140,000	95,000

Comprehensive Income	$2,461,000	$1,549,000	$8,755,000	$6,623,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2025	4,239	$102,000	8,502,881	$850,000

Purchases of Common Stock	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2026	4,239	$102,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, October 31, 2024	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2025	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,931,000	3,611,751	$(5,037,000)	$82,000	$60,316,000	$58,244,000

—	2,076	(35,000)	—	—	(35,000)

—	—	—	(19,000)	—	(19,000)

—	—	—	—	2,480,000	2,480,000

$1,931,000	3,613,827	$(5,072,000)	$63,000	$62,796,000	$60,670,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$16,000	$56,860,000	$54,814,000

—	2,000	(32,000)	—	—	(32,000)

—	—	—	(58,000)	—	(58,000)

—	—	—	—	1,607,000	1,607,000

$1,934,000	3,608,151	$(4,977,000)	$(42,000)	$58,467,000	$56,331,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2025	4,239	$102,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2026	4,239	$102,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2024	4,100	$99,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, January 31, 2025	4,100	$99,000	8,502,881	$850,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,931,000	3,610,451	$(5,016,000)	$(77,000)	$59,072,000	$56,862,000

—	3,376	(56,000)	—	—	(56,000)

—	—	—	—	(4,891,000)	(4,891,000)

—	—	—	140,000	—	140,000

—	—	—	—	8,615,000	8,615,000

$1,931,000	3,613,827	$(5,072,000)	$63,000	$62,796,000	$60,670,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$(137,000)	$56,836,000	$54,637,000

—	2,000	(32,000)	—	—	(32,000)

—	—	—	—	(4,897,000)	(4,897,000)

—	—	—	95,000	—	95,000

—	—	—	—	6,528,000	6,528,000

$1,934,000	3,608,151	$(4,977,000)	$(42,000)	$58,467,000	$56,331,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Jan 31, 2026	Jan 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,615,000	$6,528,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,000	363,000
(Gain) on sale of investments	(777,000)	(890,000)
Unrealized (gain) on equity investments	(3,662,000)	(1,505,000)
Provision for credit losses on accounts receivable	17,000	(18,000)
Reserve for obsolete inventory	(26,000)	39,000
Deferred income taxes	778,000	264,000
Loss on sales of assets	30,000	2,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(224,000)	193,000
Inventories	(831,000)	151,000
Prepaid expenses	175,000	(106,000)
Other receivables	9,000	27,000
Federal solar tax credit receivable	(146,000)	(2,375,000)
Income tax overpayment	(600,000)	—
Increase (decrease) in:
Accounts payable	3,000	57,000
Deferred gain on solar tax credit	—	47,000
Accrued expense	(26,000)	(63,000)
Income tax payable	—	460,000
Net cash from operating activities	3,581,000	3,174,000

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of property and equipment	(133,000)	(359,000)
Proceeds from sale of marketable securities	19,000	670,000
(Purchase) of marketable securities	(977,000)	(806,000)
Distribution from investment in limited land partnership	25,000	269,000
Net cash from investing activities	(1,066,000)	(226,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase) of treasury stock	(56,000)	(32,000)
Dividends paid	(4,467,000)	(4,448,000)
Net cash from financing activities	(4,523,000)	(4,480,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,008,000)	(1,532,000)

Cash and Cash Equivalents, beginning of period	6,471,000	7,112,000
Cash and Cash Equivalents, end of period	$4,463,000	$5,580,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes	$1,430,000	$320,000
Interest paid	$2,000	$1,000
Cash receipts for:
Income taxes	$226,000	$19,000

See accompanying notes to the unaudited condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2026

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

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the nine months ended January 31, 2026.

Purchase of Transferrable Tax Credits – In September 2024, pursuant to transferability provisions of the Inflation Reduction Act of 2022, the Company executed an agreement to purchase a tax credit of $3,431,000 created by solar energy projects qualifying under Internal Revenue Code Section 48 (the “Solar Tax Credit”) in exchange for consideration of $2,917,000, resulting in a total gain on federal Solar Tax Credit of $514,000. This tax credit is available to offset income tax payments for the Company’s 2025 fiscal year and for up to the prior four fiscal years. Purchase of additional solar tax credit took place in January 2026 for tax credit towards the current fiscal year 2026. The amount of tax credit purchased was $960,000 in exchange for consideration of $826,000, resulting in a gain of $134,000 for the fiscal year ending April 30, 2026. Once the amount of the current federal income tax due is known, amendments will be made to the prior fiscal years until the total credit has been used. As of January 31, 2026, this is shown as a receivable of $2,300,000.

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

Note 2: Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between June 2026 and December 2050. The Company uses the average cost method to determine the cost of equity securities sold with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of January 31, 2026 and April 30, 2025, investments consisted of the following:

Investments on		Gross	Gross
January 31, 2026	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Municipal bonds	$8,570,000	$212,000	$(64,000)	$8,718,000
REITs	74,000	5,000	(9,000)	70,000
Equity securities	18,492,000	12,843,000	(110,000)	31,225,000
Money markets and CDs	1,311,000	—	—	1,311,000
Total	$28,447,000	$13,060,000	$(183,000)	$41,324,000

Investments on		Gross	Gross
April 30, 2025	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Municipal bonds	$7,681,000	$141,000	$(135,000)	$7,687,000
REITs	74,000	1,000	(7,000)	68,000
Equity securities	17,689,000	9,330,000	(307,000)	26,712,000
Money markets and CDs	1,269,000	—	—	1,269,000
Total	$26,713,000	$9,472,000	$(449,000)	$35,736,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, which are defined as declines in fair value that result in the cost basis exceeding the fair value for approximately one year. The Company also evaluates the nature of the investment, the cause of impairment, and the number of investments in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for any of the quarters or the nine-month periods ending January 31, 2026 and 2025.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale occurs. For the quarter ended January 31, 2026, the Company had sales of equity securities, which yielded gross realized gains of $602,000 and gross realized losses of $90,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $1,000 were recorded. For the nine months ended January 31, 2026, the Company had sales of equity securities which yielded gross realized gains of $954,000 and gross realized losses of $188,000. For the same nine month period, sales of debt securities yielded gross realized gains of $24,000 and gross realized losses of $13,000. During the quarter ending January 31, 2025, the Company recorded gross realized gains and losses on equity securities of $424,000 and $76,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $7,000 were recorded. During the nine-month period ending January 31, 2025, the Company recorded gross realized gains and losses on equity securities of $1,070,000 and $159,000, respectively. For the same nine-month period last year, sales of debt securities did not yield any gross realized gains, but gross realized losses of $20,000 were recorded.

The following tables show the investments with unrealized losses that are not deemed to be “other-than-temporarily impaired”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position on January 31, 2026 and April 30, 2025, respectively.

Unrealized Loss Breakdown by Investment Type on January 31, 2026

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$37,000	$—	$1,049,000	$(63,000)	$1,086,000	$(63,000)
REITs	—	—	36,000	(9,000)	36,000	(9,000)
Equity securities	730,000	(50,000)	269,000	(61,000)	999,000	(111,000)
Total	$767,000	$(50,000)	$1,354,000	$(133,000)	$2,121,000	$(183,000)

Unrealized Loss Breakdown by Investment Type on April 30, 2025

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$550,000	$(21,000)	$2,108,000	$(114,000)	$2,658,000	$(135,000)
REITs	—	—	38,000	(7,000)	38,000	(7,000)
Equity securities	1,562,000	(132,000)	2,238,000	(175,000)	3,800,000	(307,000)
Total	$2,112,000	$(153,000)	$4,384,000	$(296,000)	$6,496,000	$(449,000)

Municipal Bonds

Increases in interest rates caused the unrealized losses on the Company’s investments in municipal bonds. The contractual terms of these investments do not permit the issuer to settle the securities at a price below the investment’s amortized cost. Because the Company has the ability to hold these investments until a recovery of fair value, which may occur at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of January 31, 2026 and April 30, 2025.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold these investments for an extended period, the Company does not consider them to be other-than-temporarily impaired as of January 31, 2026 and April 30, 2025.

Note 3: Inventories

Inventories on January 31, 2026 and April 30, 2025, consisted of the following:

	January 31,	April 30,
	2026	2025

Raw materials	$9,504,000	$9,279,000
Work in process	1,029,000	776,000
Finished goods	1,450,000	1,097,000
	11,983,000	11,152,000
Less: allowance for obsolete inventory	(386,000)	(412,000)
Inventories, net	$11,597,000	$10,740,000

Note 4: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended January 31, 2026
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,480,000
Basic EPS	$2,480,000	4,889,160	$.51
Effect of dilutive Convertible Preferred Stock	—	21,195	—
Diluted EPS	$2,480,000	4,910,355	$.51

	For the three months ended January 31, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$1,607,000
Basic EPS	$1,607,000	4,895,382	$.33
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$1,607,000	4,915,882	$.33

	For the nine months ended January 31, 2026
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$8,615,000
Basic EPS	$8,615,000	4,890,785	$1.76
Effect of dilutive Convertible Preferred Stock	—	21,195	(.01)
Diluted EPS	$8,615,000	4,911,980	$1.75

	For the nine months ended January 31, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$6,528,000
Basic EPS	$6,528,000	4,896,281	$1.33
Effect of dilutive Convertible Preferred Stock	—	20,500	—
Diluted EPS	$6,528,000	4,916,781	$1.33

Note 5: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions by the Company of approximately $18,000 and $14,000 were paid during each quarter ending January 31, 2026 and 2025, respectively. Likewise, the Company paid matching contributions of approximately $50,000 and $44,000 during the nine-month periods ending January 31, 2026 and 2025, respectively.

Note 6: Fair Value Measurements

The carrying value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates their fair value due to their short-term nature. The fair value of our investments is determined utilizing market-based information. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

US GAAP establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The levels of the fair value hierarchy under US GAAP are described below:

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

Investments and Marketable Securities

As of January 31, 2026 and April 30, 2025, our investments consisted of money markets, publicly traded equity securities, real estate investment trusts (REITs) as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$8,718,000	$—	$8,718,000
REITs	—	70,000	—	70,000
Equity Securities	31,225,000	—	—	31,225,000
Money Markets	1,311,000	—	—	1,311,000
Total fair value of assets measured on a recurring basis	$32,536,000	$8,788,000	$—	$41,324,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$7,687,000	$—	$7,687,000
REITs	—	68,000	—	68,000
Equity Securities	26,712,000	—	—	26,712,000
Money Markets	1,269,000	—	—	1,269,000
Total fair value of assets measured on a recurring basis	$27,981,000	$7,755,000	$—	$35,736,000

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

Executive Summary

The Company’s performance in operations has remained consistent across the three quarters of the current fiscal year, with sales in the third quarter slightly lower than those in the second quarter of the current fiscal year. This dip is mainly due to our business being tied to the housing market and the winter months usually see a slowdown. Opportunities include keeping up with business growth and finding ways to get our products to our customers in a timelier manner. One way we are doing this is by exploring more automation and reconfiguring our production floor to improve workflow efficiency. We continue to look at businesses that might be a good fit to purchase and continue to work on new products that will be a good fit for our industry and business. Challenges in the coming months include getting products out to customers in a timely manner and managing the ongoing effects of tariffs and increased material and labor costs. Management continues to work to keep operations flowing as efficiently as possible with the hopes of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales were $5,659,000 for the quarter ended January 31, 2026, which is a 15.21% increase from the corresponding quarter last year. Year-to-date net sales were $17,889,000 as of January 31, 2026, which is a 9.71% increase from the same period last year. The increase in sales in the current quarter is a result of continued growth and market share we are experiencing in our industry and catching up on back orders. Management believes the ongoing commitment to outstanding customer service and product customization are just a couple of the many reasons sales continue to grow.

●	Cost of goods sold was 54.64% of net sales for the quarter ended January 31, 2026, and was 53.22% for the same quarter last year. Year-to-date cost of goods sold was 52.15% of net sales for the current nine months and 51.2% for the corresponding nine months last year. The current cost of goods sold percentage goals of keeping labor and other manufacturing expenses below 50% are just slightly over for the quarter and year-to-date. This is due to increases in wages and material costs. Management continues to work with and train employees to work more efficiently. Management offset a portion of these added expenses by implementing a 5% price increase effective January 1, 2026.

●	Operating expenses increased by $147,000 for the quarter as they increased by $142,000 for the nine months ended January 31, 2026, compared to the corresponding periods last year. When comparing percentages in relation to net sales, the operating expenses for the quarter ended January 31, 2026, were 22.07% of net sales compared to 22.43% for the same quarter the prior year. For year-to-date numbers, operating expenses were 20.38% and 21.49% of net sales for the nine months ended January 31, 2026 and 2025, respectively. The Company has been able to keep operating expenses below 25% of net sales for many years; however, the year-to-date increase in actual dollar amount is due to an increase in commission amounts, related to increased sales, and additional labor costs related to wage increases.

●	Income from operations for the quarter ended January 31, 2026 was $1,318,000, a 10.2% increase from the corresponding quarter last year, which had income from operations of $1,196,000. Income from operations for the nine months ended January 31, 2025, was $4,913,000, a 10.33% increase from the corresponding nine months last year, when income from operations was $4,453,000.

●	Other income and expenses for the quarter ended January 31, 2026, show income of $1,697,000, which is a $632,000 increase from the corresponding quarter last year, which had income of $1,065,000. Conversely, there is an increase of $1,811,000 in other income for the year-to-date numbers. Most of the activity in these accounts consists of investment income, dividends, realized gains or losses on sale of investments, and unrealized gains or losses on equity securities. The main reason for the gains in the current quarter and year-to-date numbers is the unrealized gain and loss on equity securities. The stock market influences these figures and continues to do so positively.

●	Overall, net income for the quarter ended January 31, 2026, increased $873,000, or 54.32%, from the same quarter last year. Net income for the nine-month period ended January 31, 2025, increased $2,087,000, or 31.97%, from the same period in the prior year.

●	Earnings per common share for the quarter ended January 31, 2026, were $0.51 per share and $1.76 per share for the year-to-date numbers. EPS for the quarter and nine months ended January 31, 2025, were $0.33 per share and $1.33 per share, respectively.

Liquidity and capital resources

Operating

●	Net cash decreased $2,008,000 during the nine months ended January 31, 2026, compared to a decrease of $1,532,000 during the corresponding period last year.

●	Accounts receivable increased $224,000 for the nine months ended January 31, 2026, compared with a $193,000 decrease for the same period last year. The current year’s increase is due to increased sales and delays in collecting accounts receivable from a couple of larger customers during their ERP computer transitions. An analysis of accounts receivable shows that 19.52% of receivables were over 90 days as of January 31, 2026. Significant collections happened in February 2026, and receivables over 90 days at the end of February 2026 stand at 7.04%.

●	Inventories increased $831,000 during the current nine-month period compared to a decrease of $151,000 last year. The increase in the current year is primarily due to replenishing raw material levels and higher raw materials costs due to tariffs and increased labor costs.

●	Prepaid expenses decreased $175,000 for the current nine months, primarily due to reduced prepayments on inventory during the current nine-month period. The prior nine-month period showed a $106,000 increase in prepaid expenses.

●	The federal solar tax credit receivable represents the remaining federal solar tax credits we will receive from our purchase of transferable tax credits, pursuant to the transferability provisions of the Inflation Reduction Act of 2022.

●	Income tax receivable increased $600,000 for the current nine-month period, compared to an increase of $460,000 in income tax payable for the nine month period ended January 31, 2025. The current year income tax receivable increase is the result of increased income, in which income tax estimates have been adjusted accordingly, and delays in the utilization of the federal solar tax credits.

●	Accounts payable increased $3,000 for the current nine-month period ended January 31, 2026, compared to a $57,000 increase for the prior nine-month period. The company strives to pay all invoices within terms, and the variance is primarily due to the timing of product receipts and invoice payments.

●	Accrued expenses decreased $26,000 for the current nine-month period compared to a $63,000 decrease for the nine-month period ended January 31, 2025. The difference in the amounts is primarily due to timing issues.

Investing

●	The Company spent approximately $133,000 on acquisitions of property and equipment for the current nine-month period, in comparison with the corresponding nine months last year, when the Company used $359,000 for property and equipment purchases.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. During the nine-month period ended January 31, 2026, the buy/sell activity in the investment accounts continued as usual. Net cash spent on purchases of marketable securities for the nine-month period ended January 31, 2026, was $977,000 compared to $806,000 spent in the prior nine-month period. The Company continues to use “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays a quarterly service fee based on the value of the investments.

●	The Company received a cash distribution of $25,000 from the investment in the limited land partnership during the nine-month period ending January 31, 2026. This was the final distribution from the sale of the limited land partnership, and this asset has been cleared from the Company’s books.

Financing

●	The Company continues to purchase back common stock when the opportunity arises. For the nine months ended January 31, 2026, the Company purchased $56,000 worth of treasury stock. This is in comparison to $32,000 spent in the same nine-month period the prior year.

●	The company paid out dividends of $4,467,000 during the nine months ending January 31, 2026. These dividends were paid during the second quarter. The company declared a dividend of $1.00 per share of common stock on September 30, 2025, and paid it by October 31, 2025. Dividends paid in the prior year were $4,448,000 for the nine months ending January 31, 2025. A dividend of $1.00 per common share was declared and paid during the second fiscal quarter last year.

New Product Development

The Company and its engineering department continually work to enhance current product lines, develop new products that complement existing products, and identify products well-suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	Explosion proof contacts that will be UL listed for hazardous locations. There has been demand from our customers for this type of high security magnetic reed switch.

●	Research is being done on programmable temperature and humidity sensors with built-in hysteresis, a miniature profile overhead door contact based on our popular 4532 series, and a brass water valve shut-off system.

●	Production has begun on a couple of newly developed products. First, there are magnetic contacts listed under UL 634 Level 2. These sensors will require additional UL testing and are used in high security applications such as government buildings, military installations, nuclear facilities, and financial institutions. Second, we have updated our small-profile glass-break detector, and third, we have expanded the GR3045 panic switch to include single-pull, double-throw (SPDT) versions, latching and non-latching, with LED indicator lights.

●	Wireless technology is a central area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. We are also working on wireless versions of monitoring devices that include glass-break detection, tilt sensing, and environmental monitoring.

Other Information

In addition to researching and developing new products, management is always open to acquiring a business or product line that would complement our existing operations. Given the Company’s strong cash position, management believes this could be achieved without outside financing. The intent is to leverage the equipment, marketing techniques, and established customers to deliver new products and increase sales and profits.

There are no known seasonal trends in any of GRI’s products, as we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (also serving as the Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2026. Based on such evaluation, the Company’s Chief Executive Officer has concluded that, as of January 31, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2026.

Period	Number of shares repurchased
November 1, 2025 – November 30, 2025	1,751
December 1, 2025 – December 31, 2025	325
January 1, 2026 – January 31, 2026	-0-

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

George Risk Industries, Inc.

(Registrant)

Date March 17, 2026	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

