Form 10-K
period 2026-04-30
GEORGE RISK INDUSTRIES, INC.
filed 2026-08-07
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Based on the closing sale price on October 31, 2025, the aggregate market value of the voting stock held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) of the registrant was $28,720,000.

The number of outstanding shares of the common stock as of August 7, 2026, was 4,888,354.

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

The security division has approximately 1,000 current customers. One of the distributors, ADI Global Distribution, LLC (ADI), accounts for approximately 37.1% of the Company’s sales of these products. Anixter, Inc. accounts for another 23.5% of the security division of the Company sales. The loss of these distributors would be significant to the Company. However, both companies have purchased products from the Company for many years and are expected to continue. The Company also has a written agreement with ADI. This agreement was signed in February 2011 and was initiated by the customer. The contents of the agreement include product terms, purchasing, payment terms, term and termination, product marketing, representations and warranties, product support, mutual confidentiality, indemnification and insurance, and general provisions.

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

GRI has approximately 190 employees.

Item 1C	Cybersecurity

We believe a proactive approach to cybersecurity risks and threats is essential to achieving our business objectives and protecting our business. We therefore have processes for assessing, identifying, and managing risks from cybersecurity threats that are conducted both in-house and with the aid of a third-party IT service, Five Nines, and have integrated these processes into our overall risk management system. We continually monitor our safeguards and provide our employees at all levels with the tools and training on these safeguards. Five Nine’s security specialists monitor and aid with industry best practices and compliance and assist us in implementing our cybersecurity procedures. Additionally, they routinely assess risks from cybersecurity threats, including but not limited to changes to firmware, disruption/denial of service, and any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. We have established policies for tracking, managing, and safely disposing of physical hardware that may contain confidential information. We intend to continually evaluate best practices and methods, including continued cyber defense systems and training programs to protect our business from a wide range of potential threats and ever-evolving cybersecurity risks.

Governance

Our company IT Manager continually monitors company computers and information systems for potential malware, ransomware, and other malicious activity. The IT Manager works directly with our third-party IT service, Five Nines, and periodically updates the CEO on our cybersecurity and information security policies, training, new concerns, and plans. The CEO reports, as and if needed, directly to the audit committee and board of directors. The board of directors and audit committee will be apprised of any cybersecurity incidents deemed to have a moderate or higher business impact and will be provided with updates as necessary.

Item 2	Properties

The Company owns the manufacturing and the office facilities that it operates in. The total square footage of the plant in Kimball, Nebraska is approximately 50,000 sq. ft. A 7,500 sq. ft. warehouse for raw material storage was purchased in June 2017 when the Company acquired its cable and wiring division, and another 9,600 sq. ft. building was purchased in April 2020 to support additional expansion. Additionally, in November 2019, the Company purchased the 15,000 sq. ft. building that it previously leased from Bonita Risk, which is used mainly for offices. Bonita Risk is a director of the Company.

The Company also owns a 7,200 sq. ft. building in Gering, NE, used for manufacturing. Currently, there are approximately 34 employees at the Gering site.

Item 3	Legal Proceedings

None.

Item 4	Mine Safety Disclosures

Not applicable.

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The Company’s Class A Common Stock, which is traded under the ticker symbol RSKIA, is currently quoted on the OTC Bulletin Board by one market maker.

Stock Prices and Dividends Information

2026 Fiscal Year	High	Low
May 1—July 31	$16.02	$15.00
August 1—October 31	19.57	15.50
November 1—January 31	18.00	16.34
February 1—April 30	18.59	17.00

2025 Fiscal Year	High	Low
May 1—July 31	$13.50	$12.00
August 1—October 31	16.02	12.60
November 1—January 31	17.54	15.00
February 1—April 30	17.30	15.00

On September 30, 2025, a dividend of $1.00 per common share was declared for the fiscal year ending April 30, 2026.

For the prior fiscal year, a dividend of $1.00 per common share was declared on September 30, 2024.

The number of holders of record of the Company’s Class A Common Stock as of April 30, 2026, was approximately 1,065.

Repurchases of Equity Securities

On September 18, 2008, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. Purchases can be made in the open market or in privately negotiated transactions. The Board did not specify an expiration date for the authorization.

The following tables show repurchases of GRI’s common stock made on a quarterly basis:

2026 Fiscal Year	Number of shares repurchased
May 1—July 31	600
August 1—October 31	700
November 1—January 31	2,076
February 1—April 30	-0-

2025 Fiscal Year	Number of shares repurchased
May 1—July 31	-0-
August 1—October 31	-0-
November 1—January 31	2,000
February 1—April 30	2,300

There are still approximately 185,000 shares available for repurchase under the current resolution.

Item 6	[Reserved]

Not Applicable

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

George Risk Industries, Inc. (“GRI” or the “Company”) is a diversified manufacturer of electronic components, encompassing the security industry’s widest variety of door and window contact switches, environmental products, wire and cable installation tools, proximity switches and custom keyboards. The security products division comprises the largest portion of GRI sales and products are sold worldwide through distributors, who in turn sell these products to security installation companies. These products are used for residential, commercial, industrial, and government installations. International sales accounted for approximately 9.6% of revenues for fiscal year 2026 and 9.7% for 2025.

GRI is known for its quality American-made products, top-notch customer service, and the willingness to work with customers on their special applications.

GRI owns and operates its main manufacturing plant and offices in Kimball, Nebraska with a satellite plant 40 miles away in Gering, Nebraska.

The Company has substantial marketable securities holdings, and these holdings have a material impact on the financial results. For the year ending April 30, 2026, net other income accounted for 51.96% of income before income taxes. In comparison, for the year ending April 30, 2025, net other income accounted for 31.55% of the income before income taxes. Management’s philosophy for holding marketable securities is to keep the money working and earn interest on cash that does not need to be put back into the business. Over the years, the investments have kept the earnings per share up when the results from operations have not fared as well.

Management is always open to the possibility of acquiring a business that would complement our existing operations, as evidenced by the October 2017 purchase of substantially all of the assets from Labor Saving Devices, Inc. and Roy Bowling.

There are no known seasonal trends with any of GRI’s products, since the Company mostly sells to distributors and original equipment manufacturers. The products are tied to the housing industry and will fluctuate with building trends.

Liquidity and Capital Resources

Operating

Net cash decreased by $1,315,000 during the year ended April 30, 2026, and by $641,000 during the year ended April 30, 2025. Accounts receivable increased by $375,000 during the current fiscal year compared to a $768,000 increase in the prior fiscal year. The current fiscal year increase in cash flow from accounts receivable is the result of increased sales, offset by slightly slower collection of accounts receivable. The average collection time in days for the year ended April 30, 2026, is 72 days, compared to 65 days for the year ended April 30, 2025. As of April 30, 2026, 75.67% of receivables were aged less than 60 days (“Current”) and 5.49% were aged over 90 days. In comparison, 72.68% of the receivables were considered Current, and 7.65% were over 90 days past due as of April 30, 2025.

Inventories increased by $1,051,000 for the year ended April 30, 2026, compared to a decrease of $773,000 for the year ended April 30, 2025. The current fiscal year increase is primarily a result of having more raw materials on hand that have increased in price due to tariff increases implemented by the US government over the fiscal year, as well as increased labor costs and higher sales.

Prepaid expenses and other assets increased by $859,000 during the year ended April 30, 2026, compared to an increase of $196,000 for the prior year. The current fiscal year’s increase is due to higher prepayments for raw materials and the renewal of multi-year subscriptions.

Income tax refund receivable increased by $351,000 during the year ended April 30, 2026, with no activity in the account during the prior fiscal year. The increase is the result of amending prior-year income tax returns (FY 2023 & 2024) to claim additional research and development tax credits under the One Big Beautiful Bill Act, which was passed in 2025.

The federal solar tax credit receivable represents additional and existing federal solar tax credits we will receive from our purchase of transferable tax credits, pursuant to transferability provisions of the Inflation Reduction Act of 2022. Please see Note 1 - Purchase of Transferable Tax Credits, to our consolidated financial statements for further information.

For the year ended April 30, 2026, accounts payable increased by $84,000 compared to an increase of $10,000 for the year ended April 30, 2025. This difference is primarily a result of timing. Payables are paid within terms and fluctuate primarily based on production inventory needs. Accrued expenses increased $44,000 for the year ended April 30, 2026, compared to the prior year. This is primarily due to a higher year-end payroll accrual as of April 30, 2026, compared to April 30, 2025.

The Company’s income tax payable decreased $21,000 for the year ended April 30, 2026, compared to a decrease of $80,000 for the year ended April 30, 2025. The decrease in the current fiscal year income tax payable is due to the purchase of federal solar tax credits.

Investing

The Company spent $383,000 on property and equipment purchases during the year ended April 30, 2026, compared to $396,000 during the year ended April 30, 2025. These capitalized costs mainly consisted of purchases of machinery and equipment and making capital improvements. Additionally, the Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the year ended April 30, 2026, was $1,137,000, compared with $980,000 for the year ended April 30, 2025. Net proceeds from the sale of marketable securities were $25,000 and $678,000 at April 30, 2026 and 2025, respectively. The Company uses “money manager” accounts for most stock transactions. By doing this, the Company gives an independent third-party firm, who are experts in this field, permission to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

The Company received a cash distribution of $25,000 from the sale of the investment in the limited land partnership during the year ended April 30, 2026. This was the third and final distribution received from the sale of the limited land partnership. Please see Note. 1 - Investment in Limited Land Partnership, to our consolidated financial statements for further information.

Financing

Cash used in financing activities consists of declared dividends and the repurchase of the Company’s Class A common Stock. For the year ended April 30, 2026, $4,467,000 was spent on the payment of dividends. The Company declared a dividend of $1.00 per share of common stock on September 30, 2025, for the current fiscal year; equally, a $1.00 per share of common stock dividend was declared on September 30, 2024 and issued in the prior fiscal year. The Company continues to purchase back its Class A common stock when the opportunity arises. For the year ended April 30, 2026, the Company purchased $56,000 of treasury stock and $72,000 of treasury stock was repurchased for the year ended April 30, 2025. In an effort to repurchase its Class A Common Stock, the Company has been actively searching for stockholders that have been “lost” over the years.

As of April 30, 2026, working capital showed a year-over -year increase of 13.39%. The Company measures liquidity using the quick ratio, which is the ratio of cash, securities, and accounts receivable to current obligations. The Company’s quick ratio decreased to 11.176 for the year ended April 30, 2026, compared to 11.252 for the year ended April 30, 2025.

Results of Operations

GRI completed the year ending April 30, 2026 with a net profit of 45.82% of net sales. Net sales for the current fiscal year were $24,852,000, up 10.27% over the previous fiscal year. The increase in sales is a result of the Company continuing to provide quality products to our customers and a price increase that was implemented during the 4th quarter of the fiscal year. Cost of goods sold was 51.92% of net sales for the year ended April 30, 2026, and 51.59% for the same period last year. Management aims to keep the cost of goods sold percentage within 50% and was just slightly over that percentage for the current year. Management strives to be as efficient as possible as wages and material costs continue to increase. Management offset some of these added expenses by implementing a 5% price increase effective January 1, 2026. This price increase remains consistent with the prior year, raising prices 5% that became effective on February 1, 2025.

Operating expenses were 20.05% of net sales for the year ended April 30, 2026, compared to 20.73% for the year ended April 30, 2025. Management’s goal is to keep operating expenses at or below 25% of net sales, and this goal has been met for the current fiscal year. Income from operations for the year ended April 30, 2026 increased to $6,966,000, or 11.67%, from the year ended April 30, 2025, which had income from operations of $6,238,000. This increase was primarily due to increased sales and lower operating expenses.

Net other income for the year ended April 30, 2026, was $7,535,000, compared to $2,875,000 for the year ended April 30, 2025. Dividend and interest income was $1,608,000 for the current fiscal year, up 14.04% from $1,410,000 for the prior fiscal year. Investments in marketable securities are presented at fair value and any non-cash unrealized gain or loss is recognized in the statements of operations. As a result, an unrealized gain of $4,517,000 was recorded for the year ending April 30, 2026, compared to an unrealized loss of $75,000 for the year ending April 30, 2025. Net gain on the sale of investments for the current fiscal year was $898,000, a 4.16% decrease from the prior fiscal year’s $937,000.

Net income for the year ended April 30, 2026, was $11,388,000, up 59.65% from $7,133,000 for the year ended April 30, 2025. This escalation is primarily related to the greater amount in other income. Basic earnings per common share (“EPS”) for the year ended April 30, 2026, was $2.33, and diluted EPS for the same period was $2.32. Basic and diluted EPS for the year ended April 30, 2025, was $1.46 and $1.45 per share, respectively.

Management is hopeful that sales will continue to increase for the fiscal year ending April 30, 2027. Opportunities for Management include keeping up with business growth and continuing to focus on finding ways to get our products out to our customers in a timelier manner. Some of the ways we are accomplishing this include exploring more automation and reconfiguring our production floor to improve workflow efficiency. Challenges facing Management include keeping costs down as raw materials and labor costs continue to increase. The Company also struggles to get enough workers to fill production needs. Our Security sales division, which is our largest sales generator, is directly tied to the housing industry and we normally experience the same fluctuations. We are continually researching and developing new products to increase sales, and we are seeking products that complement our current offerings. Management is always open to the possibility of acquiring a business or product line that would complement our existing operations. Given the Company’s strong cash position, management believes this could be achieved without outside financing. The intent is to utilize the equipment, marketing techniques, and established customers to deliver new products and increase sales and profits.

New product development

The GRI engineering department continues to develop enhancements to our existing products and to develop new products that will help secure our position in the industry.

Explosion proof contacts that will be Underwriters Laboratories (UL) listed for hazardous locations are in development. There has been demand from our customers for this type of high security magnetic reed switch.

Research is underway on programmable temperature and humidity sensors with built-in hysteresis, a miniature-profile overhead door contact based on our popular 4532 series, and a brass water valve shut-off system.

Production has begun on a couple of newly developed products. First, there are magnetic contacts which are listed under UL 634 Level 2. These sensors will require additional UL testing and are used in high security applications such as government buildings, military use, nuclear facilities, and financial institutions. Secondly, we have updated our small profile glass break detector, and thirdly, we have expanded the GR3045 panic switch to include single-pull, double-throw (SPDT) versions, latching and non-latching, with LED indicator lights.

Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. Also, we are working on wireless versions of monitoring devices which include glass break detection, tilt sensing, and environmental monitoring.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. The most critical accounting policies relate to accounts receivable, marketable securities, inventory, and income taxes.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. Management performs continuing credit evaluations of its customers’ financial condition, and the Company generally does not require collateral.

The Company records an allowance for credit losses based on an analysis of specifically identified customer balances. The Company has a limited number of customers, each with individually large amounts due on any given date. Any unanticipated change in any one of these customers’ creditworthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off.

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

In accordance with the Generally Accepted Accounting Principles in the United States (“US GAAP”), the Company evaluates all marketable securities for other-than-temporary declines in fair value. When the cost basis exceeds the fair market value for approximately one year, management evaluates the nature of the investment, cause of impairment, and number of investments that are in an unrealized loss position. When it is determined that a security will likely remain impaired, a recognized loss is recorded and the investment is written down to its new fair value. The investments are periodically evaluated to determine if impairment changes are required.

Inventories—Inventories are valued at the lower of cost or net realizable value. Costs are determined using the average cost-pricing method. The Company uses actual costs to price its manufactured inventories, approximating average costs. The reported net value of inventory includes finished saleable products, work-in-process and raw materials that will be sold or used in future periods. Inventory costs include raw materials, direct labor and overhead. The Company’s overhead expenses are applied, based in part, upon estimates of the proportion of those expenses that are related to procuring and storing raw materials as compared to the manufacture and assembly of finished products. These proportions, the method of their application, and the resulting overhead included in ending inventory, are based in part on subjective estimates and approximations, and actual results could differ from those estimates.

In addition, the Company records an inventory obsolescence reserve, which represents the cost of inventory that has not moved for over two years. There is inherent professional judgment and subjectivity made by management in determining the estimated obsolescence percentage. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

Income Taxes—US GAAP requires use of the assets and liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balances.

Related Party Transactions — One of the directors of the board, Joel Wiens, was the principal shareholder of FirsTier Bank. After his death on March 8, 2026, this ownership transferred to his two sons, Tim and Tom Wiens. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. The year-end balances of accounts held at this bank were $4,193,000 and $5,340,000 for the years ended April 30, 2026 and 2025, respectively. The Company also received interest income from FirsTier Bank in the amount of approximately $154,000 for the year ended April 30, 2026, and approximately $215,000 was received for the year ended April 30, 2025.

Item 8	Financial Statements and Supplementary Data

Index to Financial Statements

George Risk Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of George Risk Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of George Risk Industries, Inc. (the Company) as of April 30, 2026 and 2025, and the related income statements, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Valuation of Investments

Critical Audit Matter Description

The company has investments in publicly traded equity securities, state and municipal debt securities, REITS, and money markets and they are recorded at fair value. Some of these investments are Level 2 investments and do not have an observable value. In addition, as the securities are held at fair value, management must assess securities that are in a significant unrealized loss position for other than temporary impairment. For these securities, management must make difficult and subjective judgments about the ability of the issuer to be able to meet its obligations under terms of the security. These judgments can have a significant impact on the Company’s reported earnings if they should prove to be significantly inaccurate.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures related to the Company’s process for debt securities valuations as well as the process for equity securities other than temporary impairment evaluation included the following:

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

/s/ Haynie

Salt Lake City, UT

August 7, 2026

PCAOB #457

We have served as the Company’s auditor since 1992.

George Risk Industries, Inc.

Balance Sheets

As of April 30, 2026 and 2025

	2026	2025
ASSETS

Current Assets:
Cash and cash equivalents	$5,156,000	$6,471,000
Investments and securities	42,335,000	35,736,000
Accounts receivable:
Trade, net of allowance for credit losses of $55,259 and $12,414 for 2026 and 2025, respectively	5,025,000	4,693,000
Other	58,000	59,000
Income tax refund receivable	351,000	—
Federal solar tax credit receivable	2,300,000	2,154,000
Inventories, net	11,822,000	10,740,000
Prepaid expenses	1,374,000	514,000
Total Current Assets	68,421,000	60,367,000

Property and Equipment, at cost, net	2,154,000	2,031,000

Other Assets
Investment in Limited Land Partnership, at cost	—	25,000
Projects in process	10,000	10,000
Other	1,000	—
Total Other Assets	11,000	35,000

Intangible Assets, net	786,000	907,000

TOTAL ASSETS	$71,372,000	$63,340,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Balance Sheets (Continued)

As of April 30, 2026 and 2025

	2026	2025

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$385,000	$301,000
Dividends payable	3,726,000	3,302,000
Deferred income	16,000	17,000
Accrued expenses	568,000	523,000
Income tax payable	4,000	25,000
Total Current Liabilities	4,699,000	4,168,000

Long-Term Liabilities
Deferred income taxes	3,318,000	2,310,000
Total Long-Term Liabilities	3,318,000	2,310,000

Total Liabilities	8,017,000	6,478,000

Commitments and Contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,239 issued and outstanding	102,000	102,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,931,000	1,931,000
Accumulated other comprehensive income (loss)	(25,000)	(77,000)
Retained earnings	65,569,000	59,072,000
Less: treasury stock, 3,613,827 and 3,610,451 shares, at cost	(5,072,000)	(5,016,000)
Total Stockholders’ Equity	63,355,000	56,862,000

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$71,372,000	$63,340,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Income Statements

For the years ended April 30, 2026 and 2025

	Year ended	Year ended
	April 30, 2026	April 30, 2025

Net Sales	$24,852,000	$22,538,000
Less: Cost of Goods Sold	(12,902,000)	(11,628,000)
Gross Profit	11,950,000	10,910,000

Operating Expenses:
General and Administrative	1,536,000	1,442,000
Selling	3,347,000	3,114,000
Engineering	101,000	116,000
Total Operating Expenses	4,984,000	4,672,000

Income From Operations	6,966,000	6,238,000

Other Income (Expense)
Other Income	410,000	96,000
Interest (Expense)	(2,000)	(6,000)
Dividend and Interest Income	1,608,000	1,410,000
Unrealized Gain (Loss) on Equity Securities	4,517,000	(75,000)
Gain on Sale of Investments	898,000	937,000
Gain on Solar Tax Credit	134,000	515,000
(Loss) on Sale of Assets	(30,000)	(2,000)
Total Other Income (Expense)	7,535,000	2,875,000

Income Before Provisions for Income Taxes	14,501,000	9,113,000

Provisions for Income Taxes
Current Expense	2,126,000	2,082,000
Deferred tax expense (benefit)	987,000	(102,000)
Total Income Tax Expense	3,113,000	1,980,000

Net Income	$11,388,000	$7,133,000

Earnings Per Share of Common Stock
Basic	$2.33	$1.46
Diluted	$2.32	$1.45

Weighted Average Number of Common Shares Outstanding (Basic)	4,890,363	4,895,349
Weighted Average Number of Common Shares Outstanding (Diluted)	4,911,558	4,916,544

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Comprehensive Income

For the years ended April 30, 2026 and 2025

	Year ended	Year ended
	April 30, 2026	April 30, 2025

Net Income	$11,388,000	$7,133,000

Other Comprehensive Income, Net of Tax
Unrealized gain on debt securities:
Unrealized holding gains arising during period	73,000	84,000
Income tax (expense) related to other comprehensive income	(21,000)	(24,000)
Other Comprehensive Income	52,000	60,000

Comprehensive Income	$11,440,000	$7,193,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2026 and 2025

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2024	4,100	$99,000	8,502,881	$850,000

Additional shares of preferred stock found during an audit	139	3,000	—	—

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, April 30, 2025	4,239	102,000	8,502,881	850,000

Purchases of common stock	—	—	—	—

Dividend declared at $1.00 per common share outstanding	—	—	—	—

Unrealized gain (loss), net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balance, April 30, 2026	4,239	$102,000	8,502,881	$850,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Stockholders’ Equity

For the Years Ended April 30, 2026 and 2025

			Accumulated
Paid-In	Treasury Stock (Common Class A)		Other Comprehensive	Retained
Capital	Shares	Amount	Income (Loss)	Earnings	Total
$1,934,000	3,606,151	$(4,945,000)	$(137,000)	$56,836,000	$54,637,000

(3,000)	—	—	—	—	—

—	4,300	(71,000)	—	—	(71,000)

—	—	—	—	(4,897,000)	(4,897,000)

—	—	—	60,000	—	60,000

—	—	—	—	7,133,000	7,133,000

1,931,000	3,610,451	(5,016,000)	(77,000)	59,072,000	56,862,000

—	3,376	(56,000)	—	—	(56,000)

—	—	—	—	(4,891,000)	(4,891,000)

—	—	—	52,000	—	52,000

—	—	—	—	11,388,000	11,388,000

$1,931,000	3,613,827	$(5,072,000)	$(25,000)	$65,569,000	$63,355,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Statements of Cash Flows

	Year ended	Year ended
	April 30, 2026	April 30, 2025

Cash Flows From Operating Activities:
Net Income	$11,388,000	$7,133,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,000	487,000
Realized (gain) on sale of investments	(898,000)	(937,000)
Unrealized (gain) loss on equity securities	(4,517,000)	75,000
Provision for credit losses on accounts receivable	43,000	(22,000)
Reserve for obsolete inventory	(31,000)	45,000
Loss on sale of assets	30,000	2,000
Deferred income taxes	987,000	(102,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(375,000)	(768,000)
Inventories	(1,051,000)	773,000
Prepaid expenses	(859,000)	(196,000)
Other receivables	1,000	7,000
Income tax refund receivable	(351,000)	—
Federal solar tax receivable	(146,000)	(2,154,000)
Increase (decrease) in:
Accounts payable	84,000	10,000
Accrued expenses	44,000	34,000
Income tax payable	(21,000)	(80,000)
Net cash from operating activities	4,678,000	4,307,000

Cash Flows From Investing Activities:
(Purchase) of property and equipment	(383,000)	(396,000)
Proceeds from sale of marketable securities	25,000	678,000
(Purchase) of marketable securities	(1,137,000)	(980,000)
Distribution from investment in limited land partnership	25,000	269,000
Net cash from investing activities	(1,470,000)	(429,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(56,000)	(72,000)
Dividends paid	(4,467,000)	(4,447,000)
Net cash from financing activities	(4,523,000)	(4,519,000)

Net Change in Cash and Cash Equivalents	(1,315,000)	(641,000)

Cash and Cash Equivalents, beginning of year	6,471,000	7,112,000

Cash and Cash Equivalents, end of year	$5,156,000	$6,471,000

Supplemental Disclosure for Cash Flow Information:
Cash payments for:
Income taxes paid	$1,579,000	$917,000
Interest expense	2,000	6,000

Cash receipts for:
Income taxes	$226,000	$19,000

The accompanying notes are an integral part of these financial statements.

George Risk Industries, Inc.

Notes to Financial Statements

April 30, 2026

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

Nature of Business — The Company is engaged in the design, manufacture, and marketing of custom computer keyboards, proximity sensors, security alarm components, pool access alarms, liquid detection sensors, raceway wire covers, wire and cable installation tools, and various other sensors and devices.

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

Accounts Receivable and Allowance for Estimated Credit Losses — Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to security alarm distributors, alarm installers, and original equipment manufacturers. The Company extends credit to its customers based on their creditworthiness and performs continuing credit evaluations of its customers’ financial condition. If the Company believes extending credit is not advisable, other payment methods, such as prepayments, are required. Balances deemed uncollectible by the Company are written off against our allowance for credit loss accounts.

The Company maintains an allowance for estimated credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate our allowance for credit losses based on relevant information such as historical experience, current conditions, and future expectations of specifically identified customer balances. This allowance is adjusted as appropriate to reflect current conditions. The Company has recorded an allowance for estimated credit losses of $55,259 for the year ended April 30, 2026, and $12,414 for the year ended April 30, 2025. For the year ended April 30, 2026, the provision for credit losses on accounts receivable was an expense of $42,845 compared to a credit of $21,842 for the year ended April 30, 2025.

Concentrations of Credit Risk — The Company has a limited number of customers with individually substantial amounts due at any given date. Any unanticipated change in any one of these customers’ creditworthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.

Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the average cost-pricing method. The Company uses actual costs to price its manufactured inventories, approximating average costs.

Property, plant and Equipment — Property and equipment are recorded at cost. Depreciation is calculated based on the following estimated useful lives using the straight-line method:

Schedule of Property and Equipment

Classification	Useful Life in Years	2026 Cost	2025 Cost
Dies, jigs, and molds	3–7	$1,876,000	$1,876,000
Machinery and equipment	5–10	3,195,000	2,961,000
Furniture and fixtures	5–10	222,000	222,000
Improvements	5–32	874,000	781,000
Buildings	20–39	1,203,000	1,203,000
Automotive	3–5	182,000	182,000
Software	2–5	425,000	425,000
Land	N/A	87,000	87,000
Property and equipment, gross		8,064,000	7,737,000
Accumulated depreciation		(5,910,000)	(5,706,000)
Property and equipment, net		$2,154,000	$2,031,000

Depreciation expense of $229,000 and $366,000 was charged to operations for each of the years ended April 30, 2026 and 2025, respectively.

Maintenance and repairs are charged to expenses as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and any resulting gain or loss is credited or charged to operations.

Investment in Limited Land Partnership (LLP) — In November 2002, the Company purchased 6.67% of a prime 22-acre land parcel for development in Winter Park-Grand County, CO for investment purposes for a total of $200,000. Over the years, there have been a total of $144,000 in additional contributions to support improvements and recurring expenses such as debt service, utilities, taxes, maintenance, insurance, and professional fees. The goal of the investment was to hold the property for resale(s) in 2-5 years, but many efforts to sell the property did not materialize for many years. Fortunately, the sale finally happened on June 30, 2023. Disbursement of the sale proceeds was contingent on completing wetland restoration of the land, and we have received net proceeds totaling $292,000 over the last two fiscal years.

Intangible Assets — Intangible assets are amortized on a straight-line basis over their estimated useful lives, unless it is determined that their lives are indefinite. The intangible asset currently being amortized is intellectual property with a useful life of 15 years. As of April 30, 2026, the Company had $786,000 of net intangible assets, compared to net intangible assets of $907,000 as of April 30, 2025. Amortization expense was $121,000 for each of the years ended April 30, 2026 and 2025, respectively.

As of April 30, 2026, future amortization of intangible assets is expected as follows:

Schedule of Future Amortization of Intangible Assets

Fiscal year end	Amortization amount
2027	$121,000
2028	$121,000
2029	$121,000
2030	$121,000
2031	$121,000
Thereafter	$181,000
Total	$786,000

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

Advertising — Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense amounted to $107,000 and $145,000 for the years ended April 30, 2026 and 2025, respectively.

Income Taxes — Deferred tax assets and liabilities are recorded for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred tax items is based on enacted tax laws. In the event that the future consequences of differences between the financial reporting and tax bases of the Company’s assets or liabilities result in a deferred tax asset, we evaluate the probability of realizing the future benefits comprising that asset and record a valuation allowance if considered necessary.

Accounting standards prescribe a recognition threshold and a measurement attribute for the recognition and measurement of positions taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded. The Internal Revenue Service (“IRS”) may generally access additional income tax records for the most recent three years. This would generally prevent the IRS from opening an examination for years ending on or before April 30, 2021. However, there are exceptions that can extend the statute of limitations to six years, and in some cases, prevent the statute of limitations from ever expiring. Interest and penalties accrued on uncertain tax positions are recorded as income tax expense.

The Company has determined that it has no uncertain tax positions on its tax returns for the years 2025, 2024, and prior. Based on the evaluation of the 2026 transactions and events, the Company has no material uncertain tax positions that require measurement.

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

In January 2026, the Company purchased an additional Solar Tax Credit of $960,000 in exchange for consideration of $826,000, resulting in a gain of $134,000 for fiscal year 2026. Once the amount of current federal income tax due for fiscal year 2026 is finalized, amendments will be made to prior fiscal years' returns until the credit has been fully utilized. As of April 30, 2026, $2,300,000 of purchased credits remained unapplied and is reflected as a receivable on the Company's balance sheet. Gains on the Solar Tax Credit of $134,000 and $515,000 for fiscal years 2026 and 2025, respectively, are recognized within the Company's income statements. These purchased credits are accounted for outside the scope of ASC 740 and, accordingly, are not reflected as a component of income tax expense or within the effective tax rate reconciliation above; amounts applied against the Company's federal income tax liability do, however, reduce the cash income taxes paid disclosed above.

Accounting Estimates — The preparation of these financial statements requires the use of estimates and assumptions, including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

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

Investments — The accounting policies for the Company’s principal investments are as follows: Debt Securities and Equity Securities. Effective May 1, 2018, the Company adopted Accounting Standards Update 2016-01, “Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result, the Company measures its equity securities at fair value and recognizes any changes in fair value in net income. Prior to adoption, equity securities were designated as available-for-sale and reported at fair value with unrealized capital gains (losses) recorded in Accumulated other comprehensive income (loss) (“AOCI”). The Company’s debt securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented, net of related changes, in deferred income taxes. Purchases and sales of debt securities and equity securities are recorded on the trade date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out (“FIFO”) basis.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, defined as when the cost basis exceeds fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment, and number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will reduce the cost of the marketable security to its new fair value and recognize a realized loss. The investments are periodically evaluated to determine if impairment changes are required.

Revenue Recognition — The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company recognizes product revenue using a five-step approach to determine the amount and timing of revenue to be recognized. The five-step approach requires (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract, and (5) recognizing revenue when performance obligations are satisfied. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine whether an arrangement exists. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Payments received from customers in advance of product shipment or revenue recognition are treated as deferred revenues and recognized when the product is shipped.

The following table presents the changes in the Company’s deferred income balance for the fiscal years ended April 30, 2026 and April 30, 2025:

	Year Ended April 30, 2026	Year Ended April 30, 2025
Deferred income, beginning of year	$17,000	$23,000
Additions – considerations received from customers	214,000	27,000
Income recognized during the period	(215,000)	(233,000)
Deferred income, end of year	$16,000	$17,000

Revenue recognized that was included in the deferred income at the beginning of year	$17,000	$23,000

Variable Consideration — The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Certain customers may receive cash and/or non-cash incentives, such as cash rebates and customer discounts (such as volume or trade discounts), which are accounted for as variable consideration. In some cases, the Company must apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

Product Returns — In the normal course of business, the Company may allow customers to return products in accordance with the provisions of a sale agreement. Estimated product returns are recorded as a reduction in reported revenues with offsetting entries recorded in the balance sheet quarterly based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received.

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

Research and Development Costs — Generally, costs related to the research, design, and development of products are charged to engineering expense as incurred. Certain research and development costs are recognized as assets on the balance sheet.

Comprehensive Income — US GAAP requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders.

Segment Reporting and Related Information — In fiscal year 2025, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This new standard requires enhanced disclosure of significant segment expenses annually.

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is Stephanie Risk-McElroy, President, Chief Executive, and Financial Officer.

Financial information, annual operating plans, and forecasts are prepared and reviewed by the CODM at the entity level. The CODM assesses performance for the segment and decides how to allocate resources more effectively based on net income reported in the Statements of Income and Comprehensive Income. The Company’s objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our one reportable segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Financial Statements.

Recently Issued Accounting Pronouncements — In December 2023, the FASB issued ASU No. 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures by changing the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard, which has had minimal impact on its Financial Statements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires public business entities to disclose additional information about certain expenses in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides that in developing supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. An entity that elects the practical expedient should apply the amendment prospectively. The Company does not expect the adoption of this new accounting guidance to have a material effect on its Consolidated Financial Statements.

Subsequent Events – Management has evaluated all events or transactions that occurred after April 30, 2026 through the date of the filing. During this period, the Company had no material recognizable subsequent events.

2.	Inventories

Inventories as of April 30, 2026 and 2025 consisted of the following:

Schedule of Inventories

	2026	2025
Raw materials	$9,943,000	$9,279,000
Work in process	1,041,000	776,000
Finished goods	1,219,000	1,097,000
Inventory, gross	12,203,000	11,152,000
Less: allowance for obsolete inventory	(381,000)	(412,000)
Inventories, net	$11,822,000	$10,740,000

3.	Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, REITs, and money markets, and they are recorded at fair value. The investments in debt securities, which include municipal bonds and bond funds, mature between June 2026 and December 2050. The Company uses the average cost method to determine the cost of equity securities sold, with any unrealized gains or losses reported in the respective period’s earnings. Dividend and interest income are reported as earned.

As of April 30, 2026 and 2025 investments consisted of the following:

Schedule of Investments

Investments at		Gross	Gross
April 30, 2026	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$8,670,000	$138,000	$(85,000)	$8,723,000
REITs	$92,000	$10,000	$(8,000)	$94,000
Equity securities	$18,367,000	$13,682,000	$(124,000)	$31,925,000
Money Markets and CDs	$1,593,000	$-	$-	$1,593,000
Total	$28,722,000	$13,830,000	$(217,000)	$42,335,000

Investments at		Gross	Gross
April 30, 2025	Cost	Unrealized	Unrealized	Reported
	Basis	Gains	Losses	Value
Municipal bonds	$7,681,000	$141,000	$(135,000)	$7,687,000
REITs	$74,000	$1,000	$(7,000)	$68,000
Equity securities	$17,689,000	$9,330,000	$(307,000)	$26,712,000
Money Markets and CDs	$1,269,000	$-	$-	$1,269,000
Total	$26,713,000	$9,472,000	$(449,000)	$35,736,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s income statement.

The Company evaluates all investments for other-than-temporary declines in fair value, which are defined as when the cost basis exceeds the fair value for approximately one year. The Company also evaluates the nature of the investment, cause of impairment, and number of investments that are in an unrealized position. When other than a temporary decline is identified, the Company will decrease the cost of the investment to the new fair value and recognize a loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, there were no impairment losses recorded for the years ended April 30, 2026 and 2025.

The Company’s investments are actively traded in the stock and bond markets. Therefore, there is either a realized gain or loss that is recorded when a sale happens. For the fiscal year ended April 30, 2026, the Company had sales of equity securities which yielded gross realized gains of $1,199,000 and gross realized losses of $312,000. For the same period, there were sales of debt securities that yielded $25,000 of gross realized gains, and sales of debt securities yielded gross realized losses of $14,000. Comparatively, the Company recorded gross realized gains on equity securities of $1,222,000 and gross realized losses of $264,000 for the fiscal year ending April 30, 2025. As for debt securities, there were no sales of debt securities for gross realized gains, but sales of debt securities yielded gross realized losses of $21,000 for the fiscal year ending April 30, 2025. The gross realized loss numbers include the impaired figures listed in the previous paragraph. Additionally, proceeds from sales of securities available for sale were $25,000 and $678,000 for the years ended April 30, 2026 and 2025, respectively.

3.	Investments, continued

The following table shows investments with unrealized losses that are not deemed other-than-temporarily impaired, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of April 30, 2026 and 2025.

Schedule of Unrealized Loss Breakdown by Investment Type

Unrealized Loss Breakdown by Investment Type as of April 30, 2026

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,796,000	$(11,000)	$1,125,000	$(74,000)	$2,921,000	$(85,000)
REITs	$—	$—	$55,000	$(8,000)	$55,000	$(8,000)
Equity securities	$1,885,000	$(79,000)	$271,000	$(45,000)	$2,156,000	$(124,000)
Total	$3,681,000	$(90,000)	$1,451,000	$(127,000)	$5,132,000	$(217,000)

Unrealized Loss Breakdown by Investment Type as of April 30, 2025

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$550,000	$(21,000)	$2,108,000	$(114,000)	$2,658,000	$(135,000)
REITs	$—	$—	$38,000	$(7,000)	$38,000	$(7,000)
Equity securities	$1,562,000	$(132,000)	$2,238,000	$(175,000)	$3,800,000	$(307,000)
Total	$2,112,000	$(153,000)	$4,384,000	$(296,000)	$6,496,000	$(449,000)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds resulted from interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a recovery of fair value occurs, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of April 30, 2026 and 2025.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. Management has evaluated the individual holdings and does not consider these investments to be other-than-temporarily impaired as of April 30, 2026 and 2025.

4.	Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over a six-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $67,000 and $58,000 were paid during the years ending April 30, 2026 and 2025, respectively.

5.	Stockholders’ Equity

Preferred Stock—Each share of the Series #1 preferred stock is convertible, at the option of the holder, into five shares of Class A common stock and is also redeemable, at the option of the board of directors, at $20 per share. The holders of the convertible preferred stock shall be entitled to a dividend at a rate up to $1 per share annually, payable quarterly as declared by the board of directors. No dividends were declared or paid during the two years ended April 30, 2026 and 2025.

Convertible preferred stock without par value may be issued from time to time as determined by the board of directors. Shares of different series shall be of equal rank but may vary as to terms and conditions.

In an audit conducted in May 2025, it was discovered that an additional 139 preferred stock shares had been issued but were not accounted for on the balance sheet. A journal entry has been made to remedy this error.

Class A Common Stock—The holders of the Class A common stock are entitled to receive dividends as declared by the board of directors, usually on an annual basis.

During the fiscal year ended April 30, 2026, the Company purchased 3,376 shares of Class A common stock. This was initiated by stockholders contacting the Company.

Stock Transfer Agent—The Company does not have an independent stock transfer agent. The Company maintains all stock records.

6.	Earnings Per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

Schedule of Basic and Diluted Earnings Per Share

	April 30, 2026
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$11,388,000
Basic EPS	$11,388,000	4,890,363	$2.33
Effect of dilutive Convertible Preferred Stock	–	21,195	(0.01)
Diluted EPS	$11,388,000	4,911,558	$2.32

	April 30, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$7,133,000
Basic EPS	$7,133,000	4,895,349	$1.46
Effect of dilutive Convertible Preferred Stock	–	21,195	(0.01)
Diluted EPS	$7,133,000	4,916,544	$1.45

7.	Commitments, Contingencies, and Related Party Transactions

One of the directors of the board, Joel Wiens, was the principal shareholder of FirsTier Bank. After his death on March 8, 2026, this ownership transferred to his two sons, Tim and Tom Wiens. FirsTier Bank is the financial institution the Company uses for its day-to-day banking operations. Year-end balances of accounts held at this bank are $4,249,000 and $5,433,000 for the years ended April 30, 2026 and 2025, respectively. The Company also received interest income from FirsTier Bank in the amount of approximately $154,000 for the year ended April 30, 2026 and $215,000 for the year ended April 30, 2025.

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that we believe could have a material adverse effect on its financial condition or results of operations.

8.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. The liability method measures the expected income tax impact of future income and deductions implicit in the Balance Sheets. The income tax provision for the fiscal years ended April 30, 2026 and 2025 consisted of the following:

Components of Income Tax Provision

	2026	2025
Current:
Federal	$1,689,000	$1,542,000
State	437,000	540,000
Deferred:
Federal	927,000	(76,000)
State	60,000	(26,000)
Total income tax provision	$3,113,000	$1,980,000

Effective for the fiscal year ended April 30, 2026, the Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is effective for public business entities for annual periods beginning after December 15, 2024. ASU 2023-09 expands the required disclosures related to the Company's effective tax rate reconciliation, income taxes paid, and the disaggregation of income before income taxes and income tax expense between domestic and foreign jurisdictions. The Company has applied these requirements prospectively and, for comparability, has presented the fiscal 2025 information below on the same basis to the extent the underlying detail was available.

Income Before Income Taxes and Income Tax Expense by Jurisdiction

	2026	2025
Income before income taxes:
Domestic	$14,501,000	$9,113,000
Foreign	0	0
Total	$14,501,000	$9,113,000

	2026	2025
Income tax expense (benefit):
Federal	$2,599,000	$1,451,000
State	497,000	514,000
Foreign	17,000	15,000
Total	$3,113,000	$1,980,000

The Company is domiciled in, and conducts substantially all of its business operations in, the United States. The Company has no foreign subsidiaries, branches, or operations; accordingly, all income before income taxes is classified as domestic. Foreign income tax expense represents withholding taxes assessed by foreign jurisdictions on dividend income earned on the Company's portfolio of foreign equity securities.

Effective Tax Rate Reconciliation

	2026	%	2025	%
U.S. federal statutory income tax rate	$3,045,000	21.00%	$1,914,000	21.00%
State and local income tax, net of federal income tax effect	393,000	2.71%	406,000	4.46%
Foreign tax effects	4,000	0.03%	3,000	0.03%
Effect of cross-border tax laws	0	0.00%	0	0.00%
Effect of changes in tax laws or rates enacted in the current period	0	0.00%	0	0.00%
Non-taxable or non-deductible items	(152,000)	(1.05%)	(126,000)	(1.38%)
Tax credits (primarily foreign tax credit)	(17,000)	(0.12%)	(15,000)	(0.16%)
Changes in valuation allowances	0	0.00%	0	0.00%
Changes in unrecognized tax benefits	0	0.00%	0	0.00%
Other adjustments, net *	(160,000)	(1.10%)	(202,000)	(2.22%)
Income tax expense	$3,113,000	21.47%	$1,980,000	21.73%

*	Other adjustments, net primarily reflect true-ups of the prior year's federal and state income tax provisions to amounts reported on the related income tax returns as filed, together with other federal tax credits not separately disaggregated above.

The reconciliation above begins with the U.S. federal statutory income tax rate of 21%, the statutory rate of the jurisdiction in which the Company is domiciled. Substantially all of the state and local income tax category relates to Nebraska, the state in which the Company is domiciled and conducts substantially all of its operations. No individual foreign jurisdiction, and no individual reconciling item within a foreign jurisdiction, met the 5% disaggregation threshold under ASC 740-10-50-12A(b) in either year presented; foreign tax effects and related foreign tax credits relate to withholding taxes on the Company's portfolio of foreign dividend-paying securities. Non-taxable or non-deductible items consist primarily of the dividends-received deduction and tax-exempt interest income. The Company had no valuation allowance against its deferred tax assets and no unrecognized tax benefits as of April 30, 2026 or 2025.

Income Taxes Paid

	2026	2025
Federal	$813,000	$385,000
State	540,000	450,000
Foreign	17,000	15,000
Total income taxes paid, net of refunds received	$1,370,000	$850,000

Amounts presented reflect cash income taxes paid, net of refunds received, during each fiscal year. Substantially all state income taxes paid relate to Nebraska. No individual foreign jurisdiction represented 5% or more of total income taxes paid, net of refunds received, in either year presented. Federal income taxes paid, net of refunds, do not include amounts paid to acquire purchased Solar Tax Credits (see Purchase of Transferable Tax Credits below); amounts applied to satisfy the Company's federal income tax liability using such credits reduce cash otherwise remitted to the IRS and are reflected in the amounts above.

Deferred Tax Assets (Liabilities)

Deferred tax assets (liabilities) consist of the following components as of April 30, 2026 and 2025:

	2026	2025
Depreciation	$(256,000)	$(296,000)
Capitalized R&D expense	352,000	380,000
Inventory valuation	100,000	116,000
Allowance for doubtful accounts	14,000	3,000
Accrued vacation	39,000	36,000
Accumulated unrealized gain on investments	(3,567,000)	(2,549,000)
Net deferred tax liabilities	$(3,318,000)	$(2,310,000)

9.	Concentrations

The Company maintains the majority of its cash balance in a financial institution in Kimball, Nebraska. Accounts at this institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. For the years ended April 30, 2026 and 2025, the Company had uninsured balances of $3,999,000 and $5,183,000, respectively. Management believes this financial institution is sound and that the risk of loss is minimal.

Management also has cash funds with Wells Fargo Bank with uninsured balances of $712,000 and $881,000 for the years ending April 30, 2026 and 2025, respectively. Management believes this financial institution is sound and that the risk of loss is minimal.

The Company has sales to a security alarm distributor representing 37% of total sales for the years ended April 30, 2026 and 2025, respectively. This distributor accounted for 49% and 56% of accounts receivable at the years ended April 30, 2026 and 2025, respectively.

Security switch sales accounted for 96% of total sales for the fiscal year ending April 30, 2026, and 89% for the fiscal year ending April 30, 2025.

10.	Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short-term nature. The fair value of our investments is determined utilizing market-based information. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

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

Level 1	Valuation is based on quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated using model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques.

Investments and Marketable Securities

As of April 30, 2026 and 2025, the Company’s investments consisted of money markets, publicly traded equity securities, REITs as well as certain state and municipal bonds. Marketable securities are valued using third-party broker statements. The value of most securities is derived from quoted market information. The inputs to the valuation are classified as Level 1 given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring and non-recurring basis, by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Schedule of Assets Measured at Fair Value on Recurring Basis

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$8,723,000	—	$8,723,000
REITs	—	$94,000	—	$94,000
Equity Securities	$31,925,000	—	—	$31,925,000
Money Markets and CDs	$1,593,000	—	—	$1,593,000
Total fair value of assets measured on a recurring basis	$33,518,000	$8,817,000	—	$42,335,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	—	$7,687,000	—	$7,687,000
REITs	—	$68,000	—	$68,000
Equity Securities	$26,712,000	—	—	$26,712,000
Money Markets and CDs	$1,269,000	—	—	$1,269,000
Total fair value of assets measured on a recurring basis	$27,981,000	$7,755,000	—	$35,736,000

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2026. Based on such evaluation, the Company’s President and Chief Executive Officer has concluded that, as of April 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2026, and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Company’s management, including the Company’s President and Chief Executive Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2026, based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of April 30, 2026.

Item 9B	Other Information

None.

Part III

Item 10	Directors and Executive Officers and Corporate Governance

(a & b) Identification of Directors and Executive Officers

All the executive officers of the corporation serve at the pleasure of the board of directors and do not have fixed terms.

The following information as of April 30, 2026 is furnished with respect to each director and executive officer:

Name	Principal Occupation or Employment	Age	Director or Officer Since

Stephanie M. Risk-McElroy	Chairman of the Board, Chief Executive Officer, and Chief Financial Officer	54	August 8, 1999
Ryan McElroy	Vice President	51	December 13, 2023
Donna Debowey	Director, retired GRI plant manager	88	July 12, 2005
Bonita P. Risk	Director, Stock Transfer Agent at GRI	76	March 15, 2013
Jerry Knutsen	Director, retired business owner	83	August 29, 2016

Joel H. Wiens, a member of our Board of Directors, passed away on March 8, 2026. Mr. Wiens had served as a director of the Company since 2007. The Board has not yet appointed a successor to fill the resulting vacancy. Following Mr. Wiens’ death, the Board consists of four directors, two of whom the Board has determined to be independent under OTC Markets listing standards.

The following director compensation table is furnished with respect to each director that served during the year ended April 30, 2026

Name	Director’s Fees Paid	Stock Awards	Option Awards	Non-equity incentive plan compen-sation	Non-qualified deferred compensation earnings	Total
Stephanie Risk-McElroy (1)	—	—	—	—	—	—
Donna Debowey (2)	$400	—	—	—	—	$400
Joel H. Wiens (2)	$400	—	—	—	—	$400
Bonita P. Risk (1)	—	—	—	—	—	—
Jerry Knutsen	$800	—	—	—	—	$800

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

Ryan McElroy, Vice President and the Corporate Secretary, started his career by working on the family farm and ranch. In 1993 he attended college in McCook, NE for Criminal Justice and worked at the local Radio Shack, moving up to being responsible for opening/closing duties. After college he moved back to the Sidney, NE area and started working at Wheelers/Country General as a tire tech and soon was moved up to opening/closing duties. He then became employed as a Jailer with the Cheyenne County Sheriff’s Office and became a Deputy a few years later. He went back to college in Sidney and studied Information Technology (IT) while working for the Cheyenne County Community Center. He then went to a local parts store as a counter man then moved up to opening/closing and order entry. He was transferred to Chappel, NE store where he became Manager until a position opened at GRI as the Purchasing Manager and worked his way up to Vice President of Operations.

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

Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended April 30, 2026, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

Code of Ethics and Code of Business Conduct

The Company does not have a written code of ethics at this time. The Company is a small business and employees know that the President of the Company must approve all material business. The Company also has checks and balances to make sure no fraud or illegal activities take place.

Corporate Governance

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our Board of Directors believes that it is not necessary to have a standing compensation committee at this time because our Board of Directors adequately performs the functions of such committees.

Our Board of Directors also believes it is appropriate for us not to have a standing nominating committee because our Board has performed and will continue to perform the functions of a nominating committee adequately. Our Board of Directors has not adopted a charter for the nomination committee. There have been no defined policies or procedures requiring stockholders to submit recommendations or nominations for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

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

Other Committees

All proceedings of our Board of Directors for the year ended April 30, 2026, were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the Board of Directors. Our Company currently has no committees.

Item 11	Executive Compensation

The following table sets forth certain information regarding the compensation paid to or accrued by the Company to executive officers for services rendered in all capacities during each of the Company’s fiscal years ended April 30, 2026 and 2025.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Bonita Risk, Director, Shareholder, Employee	2026	$49,000	$—	—	—	—	—	$117,000	$166,000
	2025	$47,000	$—	—	—	—	—	$117,000	$164,000
Stephanie Risk-McElroy,	2026	$115,000	$—	—	—	—	—	$126,000	$241,000
CEO/CFO, Director, Shareholder	2025	$113,000	$—	—	—	—	—	$98,000	$211,000
Scott McMurray, Director of Sales	2026	$62,000	$—	—	—	—	—	$127,000	$189,000
	2025	$59,000	$—	—	—	—	—	$110,000	$169,000

Bonita Risk, Stephanie Risk-McElroy, and Scott McMurray receive a base salary and bonus/commission based on a percentage of sales for the year.

There were no other officers compensated in excess of $100,000 for the fiscal years ended April 30, 2026 and 2025.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our Common Stock beneficially owned as of April 30, 2026, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options, warrants, or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants, or convertible securities, but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 4,889,054 shares of Common Stock of the Company issued and outstanding and less treasury shares as of April 30, 2026. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2)	% of Class of Stock Outstanding (3)
Executive Officers and Directors:
Bonita Risk – Director	2,947,128	60.28%
The above director has beneficial ownership over the Kenneth Risk Trust that owns 2,187,056 shares, Bonita Risk Family Irrevocable Trust that owns 732,470 shares, and 27,602 shares owned personally. As a result, combined, they have voting and shared dispositive control.

Stephanie M. Risk-McElroy Chairman, CEO, & CFO	1,775	Less than 1%
Donna Debowey – Director	500	Less than 1%

All Officers and Directors as a group	2,949,403	60.33%

Principal Stockholders
Poplar Point Capital Management LLC 330 Primrose Road Suite 400 Burlingame, CA 94010	252,247	5.16%

Total	3,201,650	65.49%

(1)	Unless otherwise indicated, the address of the named beneficial owner is George Risk Industries, Inc., 802 S. Elm St., Kimball, NE 69145.

(2)	Security ownership information for named beneficial owners (other than executive officers and directors of the Company) is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company and from the Company’s transfer agent.

(3)	Based on the net shares outstanding as of April 30, 2026. This consists of Common Shares issued and outstanding (8,502,881) less treasury shares (3,613,827).

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13	Certain Relationships and Related Transactions, and Director Independence

During each of the three years ended April 30, 2026, 2025, and 2024, the Company executed transactions with related entities and individuals. Each of the transactions was on terms at least as favorable as could be obtained from unrelated third parties.

Related Party	2026	2025	2024
Bank Balances Joel Wiens, Director	$4,193,360	$5,339,553	$6,711,558

Interest Income Joel Wiens, Director	$153,774	$214,538	$170,187

Item 14	Principal Accountant Fees and Services

1)	Audit Fees

For each of the last two fiscal years, the Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements for Form 10-Q. The amounts are listed below:

FYE 2026	$108,474	Haynie & Company
	$1,275	Carey Schroeder, CPA

FYE 2025	$105,381	Haynie & Company
	$2,411	Carey Schroeder, CPA

2)	Audit-Related Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for the audit of the Company’s employee benefit plan. The amounts are listed below:

FYE 2026	None	Haynie & Company
An audit of the company’s 401K was no longer required.

FYE 2025	None	Haynie & Company
An audit of the company’s 401K was no longer required.

3)	Tax Fees

The Company incurred aggregate fees or expenses for professional services rendered by tax accountants for tax compliance, tax advice, and tax planning for the last two fiscal years.

FYE 2026	$17,100	Haynie & Company
	$5,421	Tax Resources Group, Inc.

FYE 2025	$4,333	Haynie & Company
	$5,610	Tax Resources Group, Inc.

4)	All Other Fees

The Company incurred aggregate fees and expenses for professional services rendered by our principal accountants for restatement of some of the Company’s 10-Qs and 10-K. The amounts are listed below:

FYE 2026	None

FYE 2025	None

5)	The Board of Directors considered whether, and determined that, the auditor’s provisions of non-audit services were compatible with maintaining the auditor’s independence. All the services described above were approved by the Board of Directors pursuant to its policies and procedures.

Part IV

Item 15	Exhibits and Financial Statement Schedules

3.(1).a	Articles of Incorporation—Filed as Exhibit 5 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1970, and incorporated by reference herein

3.(i).b	Certificate of Amendment to the Articles of Incorporation of the Registrant—Filed as Exhibit 1.2 to the Registrant’s Form 10–K for the fiscal year ended April 30, 1971, and incorporated by reference herein

3.(ii).c	By-laws—Filed as Exhibit 1.3 to the Registrant’s Form 10–K for the fiscal year ended April 10, 1971, and incorporated by reference herein

10.1	Vendor agreement dated as of February 16, 2011 between Honeywell International, Inc., acting through the ADI business of its Security Group (“ADI”) and George Risk Industries, Inc. – Filed as Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended April 30, 2012, and incorporated by reference herein. *

31.1	Certification pursuant to Rule 13a-14(a) of the Chief Executive Officer (Principal Financial and Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. 1350 of the Chief Executive Officer (Principal Financial and Accounting Officer)

101.	INS Inline XBRL Instance Document

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

/s/ STEPHANIE M. RISK-MCELROY	August 7, 2026
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHANIE M. RISK-MCELROY	August 7, 2026
STEPHANIE M. RISK-MCELROY President and Chairman of the Board	Date

/s/ DONNA DEBOWEY	August 7, 2026
DONNA DEBOWEY Director	Date

/s/ BONITA P. RISK	August 7, 2026
BONITA P. RISK Director	Date

/s/ JERRY KNUTSEN	August 7, 2026
JERRY KNUTSEN Director	Date

