Form 10-Q
period 2026-07-31
GEORGE RISK INDUSTRIES, INC.
filed 2026-09-14
CIK 84112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Registrant’s Common Stock outstanding, as of September 14, 2026, was 4,888,354.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1:	Financial Statements

The unaudited condensed financial statements for the three months ended July 31, 2026 are attached hereto.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	July 31, 2026	April 30, 2026
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,842,000	$5,156,000
Investments and securities, at fair value	43,452,000	42,335,000
Accounts receivable:
Trade, net of allowance for credit losses of $25,946 and $55,259	4,683,000	5,025,000
Other	19,000	58,000
Income tax refund receivable	—	351,000
Federal solar tax credit receivable	2,300,000	2,300,000
Inventories, net	13,056,000	11,822,000
Prepaid expenses	978,000	1,374,000
Total Current Assets	71,330,000	68,421,000

Property and Equipment, at cost, net	2,082,000	2,154,000

Other Assets
Projects in process	10,000	10,000
Other	—	1,000
Total Other Assets	10,000	11,000

Intangible Assets, net	756,000	786,000

TOTAL ASSETS	$74,178,000	$71,372,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(continued)

	July 31, 2026	April 30, 2026
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$135,000	$385,000
Dividends payable	3,726,000	3,726,000
Deferred income	18,000	16,000
Accrued expenses	487,000	568,000
Income tax payable	525,000	4,000
Total Current Liabilities	4,891,000	4,699,000

Long-Term Liabilities
Deferred income taxes	3,904,000	3,318,000
Total Long-Term Liabilities	3,904,000	3,318,000

Total Liabilities	8,795,000	8,017,000

Commitments and contingencies	—	—

Stockholders’ Equity
Convertible preferred stock, 1,000,000 shares authorized, Series 1—noncumulative, $20 stated value, 25,000 shares authorized, 4,239 issued and outstanding	102,000	102,000
Common stock, Class A, $.10 par value, 10,000,000 shares authorized, 8,502,881 shares issued and outstanding	850,000	850,000
Additional paid-in capital	1,931,000	1,931,000
Accumulated other comprehensive income	(176,000)	(25,000)
Retained earnings	67,761,000	65,569,000
Less: treasury stock, 3,614,527 and 3,613,827 shares, at cost	(5,085,000)	(5,072,000)
Total Stockholders’ Equity	65,383,000	63,355,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,178,000	$71,372,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2026, AND 2025

(Unaudited)

	July 31, 2026	July 31, 2025

Net Sales	$6,850,000	$5,898,000
Less: Cost of Goods Sold	(3,623,000)	(2,875,000)
Gross Profit	3,227,000	3,023,000

Operating Expenses:
General and Administrative	399,000	389,000
Sales	900,000	802,000
Engineering	22,000	24,000
Total Operating Expenses	1,321,000	1,215,000

Income From Operations	1,906,000	1,808,000

Other Income (Expense)
Other	36,000	67,000
Dividend and Interest Income	328,000	352,000
Unrealized Gain on Equity Securities	802,000	2,381,000
(Loss) on Sale of Assets	—	(30,000)
Gain on Sale of Investments	287,000	145,000
	1,453,000	2,915,000

Income Before Provisions for Income Taxes	3,359,000	4,723,000

Provisions for Income Taxes
Current Expense	527,000	479,000
Deferred tax expense	640,000	452,000
Total Income Tax Expense	1,167,000	931,000

Net Income	$2,192,000	$3,792,000

Basic Earnings Per Share of Common Stock	$0.45	$0.78
Diluted Earnings Per Share of Common Stock	$0.45	$0.77

Weighted Average Number of Common Shares Outstanding	4,888,655	4,892,032
Weighted Average Number of Shares Outstanding (Diluted)	4,909,850	4,912,532

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2026, AND 2025

(Unaudited)

	July 31, 2026	July 31, 2025

Net Income	$2,192,000	$3,792,000

Other Comprehensive Income (Loss), Net of Tax
Unrealized gain (loss) on debt securities:
Unrealized holding gains (losses) arising during period	(205,000)	5,000
Income tax benefit (expense) related to other comprehensive income	54,000	(4,000)
Other Comprehensive Income (Loss)	(151,000)	1,000

Comprehensive Income	$2,041,000	$3,793,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2026, AND 2025

(Unaudited)

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2025	4,239	$102,000	8,502,881	$850,000

Purchase of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2025	4,239	$102,000	8,502,881	$850,000

	Preferred Stock		Common Stock Class A
	Shares	Amount	Shares	Amount
Balances, April 30, 2026	4,239	$102,000	8,502,881	$850,000

Purchases of common stock	—	—	—	—

Unrealized gain, net of tax effect	—	—	—	—

Net Income	—	—	—	—

Balances, July 31, 2026	4,239	$102,000	8,502,881	$850,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2026, AND 2025

(Unaudited)

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,931,000	3,610,451	$(5,017,000)	$(77,000)	$59,073,000	$56,862,000

	600	(9,000)	—	—	(9,000)

—	—	—	1,000	—	1,000

—	—	—	—	3,792,000	3,792,000

$1,931,000	3,611,051	$(5,026,000)	$(76,000)	$62,865,000	$60,646,000

			Accumulated
	Treasury Stock		Other
Paid-In	(Common Class A)		Comprehensive	Retained
Capital	Shares	Amount	Income	Earnings	Total
$1,931,000	3,613,827	$(5,072,000)	$(25,000)	$65,569,000	$63,355,000

—	700	(13,000)	—	—	(13,000)

—	—	—	(151,000)	—	(151,000)

—	—	—	—	2,192,000	2,192,000

$1,931,000	3,614,527	$(5,085,000)	$(176,000)	$67,761,000	$65,383,000

See accompanying notes to the condensed financial statements.

GEORGE RISK INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2026, AND 2025

(Unaudited)

	July 31, 2026	July 31, 2025
Cash Flows from Operating Activities:
Net Income	$2,192,000	$3,792,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,000	34,000
(Gain) on sale of investments	(287,000)	(145,000)
Unrealized (gain) on equity securities	(802,000)	(2,381,000)
Provision for (recovery of) credit losses on accounts receivable	(29,000)	45,000
Reserve for obsolete inventory	2,000	(18,000)
Deferred income taxes	640,000	452,000
Loss on sale of assets	—	30,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	371,000	(466,000)
Inventories	(1,236,000)	173,000
Prepaid expenses and other current assets	396,000	(48,000)
Other receivables	39,000	35,000
Income tax refund receivable	351,000	—
Increase (decrease) in:
Accounts payable	(250,000)	163,000
Accrued expenses and other current liabilities	(79,000)	26,000
Income tax payable	521,000	447,000
Net cash from operating activities	1,937,000	2,139,000

Cash Flows From Investing Activities:
(Purchase) of property and equipment	(6,000)	(133,000)
Proceeds from sale of marketable securities	6,000	7,000
(Purchase) of marketable securities	(238,000)	(210,000)
Net cash from investing activities	(238,000)	(336,000)

Cash Flows From Financing Activities:
(Purchase) of treasury stock	(13,000)	(9,000)
Dividends paid	—	(5,000)
Net cash from financing activities	(13,000)	(14,000)

Net Change in Cash and Cash Equivalents	$1,686,000	$1,789,000

Cash and Cash Equivalents, beginning of period	$5,156,000	$6,471,000
Cash and Cash Equivalents, end of period	$6,842,000	$8,260,000

Supplemental Disclosure for Cash Flow Information:
Income taxes paid (recovered), net	$(49,000)	$24,000
Interest paid	—	—

See accompanying notes to the condensed financial statements

GEORGE RISK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JULY 31, 2026

Note 1: Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2026 annual report on Form 10-K (the “Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

Accounting Estimates—The preparation of these financial statements requires the use of estimates and assumptions, including the carrying value of assets. The estimates and assumptions result in approximate rather than exact amounts.

Significant Accounting Policies — The significant accounting policies used in preparation of these condensed financial statements are disclosed in our Annual Report, and there have been no changes to the Company’s significant accounting policies during the three months ended July 31, 2026.

Purchase of Transferrable Tax Credits – In September 2024, pursuant to transferability provisions of the Inflation Reduction Act of 2022, the Company executed an agreement to purchase a tax credit of $3,431,000 created by solar energy projects qualifying under Internal Revenue Code Section 48 (the “Solar Tax Credit”) in exchange for consideration of $2,917,000, resulting in a total gain on federal Solar Tax Credit of $515,000. This tax credit is available to offset income tax payments for the Company’s 2025 fiscal year and for up to the prior four fiscal years. In January 2026, the Company purchased an additional Solar Tax Credit of $960,000 in exchange for consideration of $826,000, resulting in a gain of $134,000 for fiscal year 2026. Once the amount of current federal income tax due for fiscal year 2026 is finalized, amendments will be made to prior fiscal years returns until the credit has been fully utilized. As of July 31, 2026, $2,300,000 of purchased credits remained unapplied and are reflected as a receivable on the Company’s balance sheet.

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

Recently Issued Accounting Pronouncements — In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires public business entities to disclose additional information about certain expenses in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides that in developing supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. An entity that elects the practical expedient should apply the amendment prospectively. The adoption of this new accounting guidance did not have a material effect on its Consolidated Financial Statements.

Note 2: Investments

The Company has investments in publicly traded equity securities, state and municipal debt securities, real estate investment trusts, and money markets. The investments in debt securities, which include municipal bonds and bond funds, mature between July 2027 and December 2050. The Company uses the average cost method to determine the cost of equity securities sold, with any unrealized gains or losses reported in the respective period’s earnings. Unrealized gains and losses on debt securities are excluded from earnings and reported separately as a component of stockholders’ equity. Dividend and interest income are reported as earned.

As of July 31, 2026, and April 30, 2026, investments consisted of the following:

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
July 31, 2026	Basis	Gains	Losses	Value
Municipal bonds	$8,688,000	$49,000	$(162,000)	$8,575,000
REITs	92,000	10,000	(15,000)	87,000
Equity securities	18,844,000	14,476,000	(147,000)	33,173,000
Money markets and CDs	1,618,000	—	(1,000)	1,617,000
Total	$29,242,000	$14,535,000	$(325,000)	$43,452,000

		Gross	Gross
Investments at	Cost	Unrealized	Unrealized	Fair
April 30, 2026	Basis	Gains	Losses	Value
Municipal bonds	$8,670,000	$138,000	$(85,000)	$8,723,000
REITs	92,000	10,000	(8,000)	94,000
Equity securities	18,367,000	13,682,000	(124,000)	31,925,000
Money markets and CDs	1,593,000	—	—	1,593,000
Total	$28,722,000	$13,830,000	$(217,000)	$42,335,000

Marketable securities that are classified as equity securities are carried at fair value on the balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the statements of income in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s statements of income.

The Company evaluates all marketable securities for other-than-temporary declines in fair value, defined as when the cost basis exceeds fair value for approximately one year. The Company also evaluates the nature of the investment, the cause of impairment, and the number of investments that are in an unrealized position. When an “other-than-temporary” decline is identified, the Company will decrease the cost of the marketable security to the new fair value and recognize a real loss. The investments are periodically evaluated to determine if impairment changes are required. As a result of this standard, no impairment loss was recorded for the quarters ended July 31, 2026, and 2025, respectively.

The Company’s investments are actively traded in the stock and bond markets. Therefore, either a realized gain or loss is recorded when a sale happens. For the quarter ended July 31, 2026, the Company had sales of equity securities which yielded gross realized gains of $381,000 and gross realized losses of $91,000. For the same period, sales of debt securities did not yield any gross realized gains, but gross realized losses of $3,000 were recorded. During the quarter ending July 31, 2025, the Company recorded gross realized gains and losses on equity securities of $190,000 and $36,000, respectively, while sales of debt securities did not yield any gross realized gains, but gross realized losses of $9,000 were recorded. The gross realized loss numbers would include the impaired figures listed in the previous paragraph if there happened to be any.

The following table shows investments with unrealized losses that are not deemed “other-than-temporarily impaired”, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, as of July 31, 2026, and April 30, 2026, respectively.

Unrealized Loss Breakdown by Investment Type at July 31, 2026

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,948,000	$(63,000)	$2,414,000	$(99,000)	$4,362,000	$(162,000)
REITs	—	—	48,000	(15,000)	48,000	(15,000)
Equity securities	1,873,000	(99,000)	787,000	(48,000)	2,660,000	(147,000)
Money Market	99,000	(1,000)	50,000	—	149,000	(1,000)
Total	$3,920,000	$(163,000)	$3,299,000	$(162,000)	$7,219,000	$(325,000)

Unrealized Loss Breakdown by Investment Type at April 30, 2026

	Less than 12 months		12 months or greater		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,796,000	$(11,000)	$1,125,000	$(74,000)	$2,921,000	$(85,000)
REITs	—	—	55,000	(8,000)	55,000	(8,000)
Equity securities	1,885,000	(79,000)	271,000	(45,000)	2,156,000	(124,000)
Total	$3,681,000	$(90,000)	$1,451,000	$(127,000)	$5,132,000	$(217,000)

Municipal Bonds

The unrealized losses on the Company’s municipal bond investments were driven by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price below the investment’s amortized cost. Because the Company has the intent and ability to hold these investments until recovery of fair value, which may occur at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of July 31, 2026, and April 30, 2026.

Marketable Equity Securities and REITs

The Company’s investments in marketable equity securities and REITs consist of a wide variety of companies. Investments in these companies include growth, growth income, and foreign investment objectives. The individual holdings have been evaluated, and due to management’s plan to hold on to these investments for an extended period, the Company does not consider them to be other-than-temporarily impaired as of July 31, 2026, and April 30, 2026.

Note 3: Inventories

Inventories at July 31, 2026, and April 30, 2026, consisted of the following:

	July 31,	April 30,
	2026	2026

Raw materials	$10,711,000	$9,943,000
Work in process	1,083,000	1,041,000
Finished goods	1,645,000	1,219,000
	13,439,000	12,203,000
Less: allowance for obsolete inventory	(383,000)	(381,000)
Inventories, net	$13,056,000	$11,822,000

Note 4: Earnings per Share

Basic and diluted earnings per share, assuming convertible preferred stock was converted for each period presented, are:

	For the three months ended July 31, 2026
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$2,192,000
Basic EPS	$2,192,000	4,888,655	$.45
Effect of dilutive Convertible Preferred Stock	—	21,195	—
Diluted EPS	$2,192,000	4,909,850	$.45

	For the three months ended July 31, 2025
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$3,792,000
Basic EPS	$3,792,000	4,892,032	$.78
Effect of dilutive Convertible Preferred Stock	—	20,500	(.01)
Diluted EPS	$3,792,000	4,912,532	$.77

Note 5: Retirement Benefit Plan

On January 1, 1998, the Company adopted the George Risk Industries, Inc. Retirement Savings Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax and Roth (taxable) contributions from eligible employees who may contribute a percentage of their eligible compensation, subject to limitations. Employees are eligible to participate in the Plan when they have attained the age of 21 and completed one thousand hours of service in any plan year with the Company. Each participant is immediately 100% vested with respect to the participants’ contributions while the Company’s matching contributions are vested over six years in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $19,000 and $16,000 were paid in each of the quarters ending July 31, 2026, and 2025, respectively.

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is derived from model-based techniques that rely on significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Investments and Marketable Securities

As of July 31, 2026, and April 30, 2026, our investments consisted of money market funds, publicly traded equity securities, real estate investment trusts (REITs), as well as certain state and municipal debt securities. The marketable securities are valued using third-party broker statements. The value of the majority of securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1, given the active market for these securities; however, if an active market does not exist, which is the case for municipal bonds and REITs, the inputs are recorded as Level 2.

Fair Value Hierarchy

The following table sets forth our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. As required by US GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of July 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$8,575,000	$—	$8,575,000
REITs	—	87,000	—	87,000
Equity Securities	33,173,000	—	—	33,173,000
Money Markets and CDs	1,617,000	—	—	1,617,000
Total fair value of assets measured on a recurring basis	$34,790,000	$8,662,000	$—	$43,452,000

	Assets Measured at Fair Value on a Recurring Basis as of April 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Municipal Bonds	$—	$8,723,000	$—	$8,723,000
REITs	—	94,000	—	94,000
Equity Securities	31,925,000	—	—	31,925,000
Money Markets and CDs	1,593,000	—	—	1,593,000
Total fair value of assets measured on a recurring basis	$33,518,000	$8,817,000	$—	$42,335,000

Note 7: Subsequent Events

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

The following discussion should be read in conjunction with the attached condensed financial statements and with the Company’s audited financial statements and discussion for the fiscal year ended April 30, 2026.

Executive Summary

The Company’s performance improved during the quarter ended July 31, 2026, as compared to the quarter ended July 31, 2025. Sales and income from operations increased, while overall net income decreased compared to the same quarter last year. Unrealized gains on investments were lower in the current quarter than in the same quarter of the prior year, resulting in a decrease in overall net income. The Company has a back-order log, but management has seen improvement in this area and continues to work towards diminishing that number. During the current quarter, despite tariffs, the economy remains strong, helping to drive our profitability. Opportunities include ramping up production to meet customers’ needs, potentially through increased automation and exploring potential acquisitions. We also continue to work on new products that will be a good fit for our industry and business. Challenges in the coming months include continuing to deliver products to customers in a timely manner, addressing the continuing impact of tariffs, and purchasing raw materials at prices that will maintain the Company’s profitability. Management continues to work to keep operations flowing as efficiently as possible with the hope of getting the facilities running leaner and more profitable than ever before.

Results of Operations

●	Net sales for the quarter ended July 31, 2026, increased 16.14% over the same period in the prior year. This increase in sales is a result of a resilient economy and our competitive advantage with our existing product niche. Management also believes that sales will remain strong due to our ongoing commitment to outstanding customer service, our ability to customize products, and our continued manufacturing of quality products.

●	The cost of goods sold percentage increased from 48.75% of sales in the quarter last year to 52.89% in the current quarter, which is just above Management’s goal of keeping labor and other manufacturing expenses at or below 50%. The increase in cost of goods sold is a result of higher labor costs incurred while reducing the sales backlog. Management strives to be as efficient as possible as material costs continue to increase. Wages also continue to increase to remain competitive in the job market.

●	Operating expenses increased by $106,000 when comparing the current year quarter to the same quarter for the prior year. When comparing percentages of net sales, operating expenses decreased slightly to 19.28% for the quarter ended July 31, 2026, from 20.6% for the corresponding quarter last year. The dollar increase is primarily due to higher sales commissions. The Company maintained the operating expense ratio below 30%, which is in line with historical ratios.

●	Income from operations for the quarter ended July 31, 2026, was $1,906,000, which is an increase of 5.42% over the corresponding quarter last year, which had income from operations of $1,808,000.

●	Other income and expenses showed a $1,453,000 gain for the quarter ended July 31, 2026, as compared to a $2,915,000 gain for the quarter ended July 31, 2025. For the three months ended July 31, 2026, $802,000 of unrealized gains from equity securities were recorded, compared to $2,381,000 of unrealized gains from equity securities recorded for the three months ended July 31, 2025. The remainder of the decrease is primarily due to lower dividend and interest income paid from investments.

●	Net income for the quarter ended July 31, 2026, was $2,192,000, a 42.19% decrease from the corresponding quarter last year, which was $3,792,000.

●	Earnings per share for the quarters ended July 31, 2026, and 2025, were $0.45 and $0.78 per common share, respectively.

Liquidity and capital resources

Operating

●	Net cash increased $1,686,000 during the quarter ended July 31, 2026, compared to an increase of $1,789,000 during the corresponding quarter last year. Details by category are listed below.

●	Accounts receivable, net decreased $371,000 for the quarter ending July 31, 2026, compared to a $466,000 increase for the same quarter last year. The decrease in cash flow from accounts receivable is directly attributable to the increase in sales and to timely collections on past due accounts. Management works with customers to collect accounts and to keep past due accounts to a minimum. An analysis of accounts receivable shows that 7.12% of the balance was over 90 days at July 31, 2026.

●	Inventories, net, increased by $1,236,000 during the current quarter, compared to a $173,000 decrease for the same quarter last year. The current period’s increase is primarily due to the Company’s continued sales growth and having the ability to replenish inventory levels in a timely manner.

●	For the quarter ended July 31, 2026, there was a $396,000 decrease in prepaid expenses and other current assets, compared to an increase of $48,000 for the quarter ended July 31, 2025. The current decrease is due to an increase in raw material prepayments during the quarter.

●	Income tax refund receivable decreased by $351,000 during the quarter ended July 31, 2026, with no activity in the account during the quarter ended July 31, 2025. The decrease is the result of the collection of funds due to amending prior-year income tax returns (FY 2023 & 2024) to claim additional research and development tax credits under the One Big Beautiful Bill Act, which was passed in 2025.

●	Accounts payable decreased $250,000 for the quarter ended July 31, 2026, compared to an increase of $163,000 for the same quarter the year before. The variance is primarily due to timing differences in the receipt of products. Management strives to pay all payables within terms, unless there is a problem with the merchandise.

●	Accrued expenses and other current liabilities decreased $79,000 for the current quarter, as compared to a $26,000 increase for the quarter ended July 31, 2025. The difference in the amounts is primarily due to the timing of payroll cycles.

●	Income tax payable increased $521,000 for the quarter ended July 31, 2026, compared to a $447,000 increase in income tax payable for the quarter ended July 31, 2025. The increase in current-year income tax payable is due to higher operating income.

Investing

●	The Company purchased $6,000 of property and equipment during the current fiscal quarter. In comparison, $133,000 was spent on property and equipment purchases during the corresponding quarter last year.

●	The Company continues to purchase marketable securities, which include municipal bonds and quality stocks. Cash spent on purchases of marketable securities for the quarter ended July 31, 2026, was $238,000 compared to $210,000 spent during the quarter ended July 31, 2025. We continue to use “money manager” accounts for most stock transactions. By doing this, the Company authorizes an independent third-party firm, an expert in this field, to buy and sell stocks at will. The Company pays quarterly service fees based on the value of the investments.

Financing

●	The Company continues to repurchase common stock when opportunities arise. For the quarter ended July 31, 2026, the Company repurchased $13,000 of treasury stock. In comparison, $9,000 worth of treasury stock was repurchased during the quarter ended July 31, 2025.

New Product Development

●	The Company and its engineering department perpetually work to develop enhancements to current product lines, develop new products that complement existing products, and look for products that are well-suited to our distribution network and manufacturing capabilities. Items currently in various stages of the development process include:

●	Explosion-proof contacts that will be Underwriter Laboratories (UL) listed for hazardous locations are in development. There has been demand from our customers for this type of high-security magnetic reed switch.

●	Research is underway on programmable temperature and humidity sensors with built-in hysteresis, a miniature profile overhead door contact based on our popular 4532 series, and a brass water valve shut-off system.

●	Wireless technology is a main area of focus for product development. We are considering adding wireless technology to some of our current products. A wireless contact switch is in the final stages of development. We are also working on wireless versions of monitoring devices that include glass break detection, tilt sensing, and environmental monitoring.

Other Information

In addition to researching and developing new products, management is always open acquiring a business or product line that would complement our existing operations. Given the Company’s strong cash position, management believes this could be achieved without outside financing. The intent is to leverage the equipment, marketing techniques, and established customer base to deliver new products and increase sales and profits.

There are no known seasonal trends with any of GRI’s products, since we sell to distributors and OEM manufacturers. Our products are tied to the housing industry and will fluctuate with building trends.

GEORGE RISK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This disclosure does not apply.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (also serving as the Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2026. Based on such evaluation, the Company’s Chief Executive Officer has concluded that, as of July 31, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GEORGE RISK INDUSTRIES, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2027.

Period	Number of shares repurchased
May 1, 2026 – May 31, 2026	-0-
June 1, 2026 – June 30, 2026	500
July 1, 2026 – July 31, 2026	200

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

George Risk Industries, Inc.
(Registrant)

Date: September 14, 2026	By:	/s/ Stephanie M. Risk-McElroy
Stephanie M. Risk-McElroy
President, Chief Executive Officer, Chief Financial Officer
and Chairman of the Board

